Form 10QSB
period 2004-03-31
MARKETING WORLDWIDE CORP
filed 2004-05-17
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                        Commission file number 333-46682

                        MARKETING WORLDWIDE CORPORATION
                        -------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        68-0566295
         --------                                        -----------
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)

                11224, Lemen Road, Whitmore Lake, Michigan 48189
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (734) 449-2461

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                             Class A Common Stock,
                                $ .001 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 pf the Exchange Act). Yes [x] No [_]

         As of May 14, 2004, the Registrant had 10,004,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                         MARKETING WORLDWIDE CORPORATION

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2004

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                           March 31, 2004 (unaudited)

                  Condensed Consolidated Statements of Income (unaudited):
                            Three and Six Months Ended March 31, 2004 and 2003

                  Condensed Consolidated Statements of Stockholder Equity
                            (unaudited):
                            Six Months Ended March 31, 2004

                  Condensed Consolidated Statements of Cash Flows (unaudited):
                            Six Months Ended March 31, 2004 and 2003

                  Notes to Condensed Consolidated Financial Statements
                            (unaudited):
                            March 31, 2004

         Item 2.  Management Discussion and Analysis

         Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of March 31, 2004 and for the three months and six months ended March 31, 2004 and 2003 have been prepared by Marketing Worldwide Corporation, a Delaware corporation.

                         MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    (Unaudited)
                                                                      March 31,
                                                                        2004
                                                                     -----------

ASSETS
Current assets:
Cash and cash equivalents                                            $  162,488
Accounts receivable, net                                                650,497
Inventories                                                           1,055,724
Other current assets                                                     20,812

                                                                     -----------
TOTAL CURRENT ASSETS                                                  1,889,521

Property, plant and equipment, net                                      198,110
Other assets, net                                                         8,688

                                                                     -----------
Totals                                                               $2,096,319
                                                                     ===========

LIABILITIES STOCKHOLDERS EQUITY
Current liabilities:
Notes payable and capital leases - current portion                   $  684,936
Accounts payable                                                        499,950
Notes payable - related parties                                          42,604
Other current liabilities                                               259,888

                                                                     -----------
TOTAL CURRENT LIABILITIES                                             1,487,378
                                                                     -----------

Capital leases - long term portion                                        7,237

                                                                     -----------
TOTAL LIABILITIES                                                     1,494,615
                                                                     -----------

Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
  shares issued and oustanding - 0                                           --
Common stock - $0.001 per value, 100,000,000 shares authorized:
  10,004,000 shares issued and oustanding at March 31, 2004              10,004
Additional paid-in capital                                              402,766
Retained earnings                                                       188,934

                                                                     -----------
    TOTAL STOCKHOLDERS EQUITY                                           601,704
                                                                     -----------
Totals                                                               $2,096,319
                                                                     ===========

              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements


                                                  MARKETING WORLDWIDE CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)

                                                                  Three Months Ended                     Six Months Ended
                                                                       March 31,                             March 31,
                                                           --------------------------------      --------------------------------
                                                                2004              2003               2004                2003
                                                           -------------      -------------      -------------      -------------
Sales                                                      $  1,663,848       $  2,141,072       $  3,740,122       $  4,335,110

Cost of sales                                                 1,197,213          1,617,213          2,630,048          3,233,488

                                                           -------------      -------------      -------------      -------------
Gross profit                                                    466,635            523,859          1,110,074          1,101,622

Operating Expenses
Selling, general and administrative expenses                    404,966            252,766            831,034            932,409

                                                           -------------      -------------      -------------      -------------
Total operating expenses                                        404,966            252,766            831,034            932,409

Income from operations                                           61,669            271,093            279,040            169,213

Interest expense (income)                                        10,277              3,120             19,425             13,781
Other expense (income)                                          (10,145)           (17,239)           (26,619)           (62,213)

                                                           -------------      -------------      -------------      -------------
Income before income taxes                                       61,537            285,212            286,234            217,645

Provision for income taxes                                       20,900             11,400             97,300              8,700

                                                           -------------      -------------      -------------      -------------
Net Income                                                 $     40,637       $    273,812       $    188,934       $    208,945
                                                           =============      =============      =============      =============

Income per common share (basic and assuming dilution)      $         --       $        N/A       $       0.02       $        N/A
                                                           =============      =============      =============      =============

Weighted average common share outstanding                    10,004,000                 --         10,004,000                 --
                                                           =============      =============      =============      =============

                                       See accompanying footnotes to the unaudited condensed
                                                consolidated financial statements

                                                                5


                                                  MARKETING WORLDWIDE CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)

                                            Preferred               Common     Additional                                Total
                                   Preferred  Stock     Common      Stock       Paid-in     Retained     Members'     Stockholders'
                                    Shares    Amount    Shares      Amount      Capital     Earnings     Capital         Equity
                                   ------------------------------------------------------------------------------------------------

Balance at September 30, 2003          -   $   --           --   $       --   $       --   $       --   $  502,570    $  502,570
Reclass of membership interest to                                                                                          --
notes payable - related parties        -       --           --           --           --           --     (100,000)     (100,000)
in October 2003

Shares issued for cash and shares of                                                                                       --
another entity                         -       --      400,000          400        3,800           --           --         4,200

Shares issued in connection with                                                                                           --
acquisition of Marketing Worldwide                                                                                         --
LLC valued at $0.04 per share          -       --    9,600,000        9,600      392,970           --     (402,570)           --

Shares issued for cash valued                                                                                              --
at $1.50 per share                     -       --        4,000            4        5,996           --           --         6,000

Net income                             -       --           --           --           --      188,934           --       188,934
                                   ------------------------------------------------------------------------------------------------

Balance at March 31, 2004              -   $   --   10,004,000   $   10,004   $  402,766   $  188,934   $       --    $  601,704
                                   ================================================================================================

                                       See accompanying footnotes to the unaudited condensed
                                                 consolidated financial statements


                         MARKETING WORLDWIDE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six Months Ended
                                                                  March 31,
                                                             2004            2003
                                                          ----------      ----------
Cash flows from operating activities:

Net cash (used in) provided by operating activities         (59,890)        122,348
                                                          ----------      ----------

                                                          ----------      ----------
Net cash provided by (used in) investing activities          17,809         (71,329)
                                                          ----------      ----------

                                                          ----------      ----------
Net cash (used in) provided by financing activities         (20,248)         45,816
                                                          ----------      ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (62,329)         96,835

Cash and cash equivalents at the beginning of period        224,817         138,554

                                                          ----------      ----------
Cash and cash equivalents at the end of period            $ 162,488       $ 235,389
                                                          ==========      ==========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Membership interest converted to notes
payable to related parties                                $ 100,000       $      --
                                                          ==========      ==========

Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                     $  19,848       $  12,570
                                                          ==========      ==========
Taxes paid in cash                                        $      --       $      --
                                                          ==========      ==========


              See accompanying footnotes to the unaudited condensed
                        consolidated financial statements

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-SB.

Basis of Presentation
---------------------

Marketing Worldwide Corporation (the "Company", "Registrant" or "MWW"), is incorporated under the laws of the State of Delaware. The Company is engaged, through its wholly-owned subsidiary, Marketing Worldwide LLC ("MWWLLC"), in the design, import and distribution of automotive accessories for motor vehicles in the automotive aftermarket industry.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, marketing Worldwide LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the quarter ended September 30, 2003. The Company has no awards of stock-based employee compensation outstanding at March 31, 2004 and 2003.

New Accounting Pronouncements
-----------------------------

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, REVENUE RECOGNITION. The staff updated and revised the existing revenue recognition in Topic 13, REVENUE RECOGNITION, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the REVENUE RECOGNITION IN FINANCIAL STATEMENTS - FREQUENTLY ASKED QUESTIONS AND ANSWERS document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance did not have an immediate impact on the company's financial statements.

NOTE B - ACQUISITION AND CAPITAL RESTRUCTURE

In October , 2003, the MWWLLC entered into a Purchase Agreement ("Agreement") with the Company an inactive privately-held corporation with no significant assets or operations. In accordance with SFAS No. 141, the MWWLLC was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the MWWLLC's capital structure.

For accounting purposes, MWWLLC has accounted for the transaction as a reverse acquisition and MWWLLC shall be the surviving entity. MWWLLC did not recognize goodwill or any intangible assets in connection with the transaction.

Effective with the Agreement, all previously outstanding membership interests owned by MWWLLC's members were exchanged for an aggregate of 9,600,000 shares of the Company's common stock . The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value.

Effective with the Agreement, MWWLLC became a wholly-owned subsidiary of the Company

The accompanying financial statements present the historical financial condition, results of operations and cash flows of MWWLLC prior to the merger with the Company.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of march 31, 2004, the Company has issued and outstanding 10,004,000 shares of common stock. As of March 31, 2004, the Company has no issued and outstanding shares of preferred stock.

In July 2003, the Company issued 400,000 shares of its $.001 par value common stock to in exchange for $4,200 cash and 100,000 shares of common stock of F10 Oil & Gas Properties, Inc.. The shares of F10 Oil & Gas Propoerties, Inc. were valued at $1 , which approximates the fair value of the common stock

In October 2003, the Company issued 9,600,000 shares of its $.001 par value common stock in connection with restructure of the Company acquisition of 100% of the membership interests in Marketing Worldwide LLC, a Michigan limited liability company. (See note B)

In October 2003, the Company issued 4,000 shares of its $.001 par value common stock and a Common Stock Purchase Warrant to acquire up to 1,000,000 shares of its $.001 par value common stock in exchange for $6,000. The Warrant allows the holder to exercise $.50 per share any time at before December 31, 2008.

NOTE D - STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in options and warrants outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants at March 31, 2004:

                                                                               Options and
                        Options and Warrants Outstanding                       Warrants Exercisable
                        --------------------------------                       --------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
              $0.50         1,000,000               4.76          $ 0.50     1,000,000          $ 0.50
               1.00           250,000               4.76            1.00       250,000            1.00
                            ---------               ----          ------     ---------          ------
                            1,250,000               4.76          $ 0.60     1,250,000          $ 0.60
                            =========               ====          ======     =========          ======

Transactions involving options issued to non-employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares    Price Per Share
                                           ----------------    ---------------
       Outstanding at October 1, 2003            250,000            1.00
          Granted                              1,000,000            0.50
          Exercised                                    -               -
          Canceled or expired                          -               -
                                               ---------        --------
       Outstanding at March 31, 2004           1,250,000        $   0.60
                                               =========        ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENTINFORMATION AND ASSUMPTIONS. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO A NUMBER OF FACTORS, SUCH AS ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AUTOMOTIVE AFTERMARKET SECTOR;CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING,SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES;INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT LIABILITY, AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THOSE FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-QSB.

BUSINESS OVERVIEW

MWWLLC, a Michigan limited liability company ("MWWLLC"), was formed in 1998 as a marketing and sales platform for the automotive accessories market. Marketing Worldwide Corporation ("MWW") was formed by filing its certificate of incorporation in Delaware on July 23, 2003. On October 1, 2003, MWW acquired 100% of the membership interests in Marketing Worldwide LLC; in a tax-free exchange whereby MWWLLC became a wholly owned subsidiary of MWW.

MWW is a so called "Direct-To-Port Provider", a full service, designer, manufacturer and wholesale supplier of original equipment manufacturer ("OEM") components in the automotive accessory market. MWW provides a number of large foreign and domestic automobile manufacturers' and independently owned port and vehicle processing centers in the US with MWW's components directly at their domestic port locations, without the use of a whole seller. At the instruction of MWW, the processing centers' technical teams install MWW's accessory products on new automobiles at these port or vehicle processing centers, as soon as these new vehicles arrive at the port from foreign or domestic automobile manufacturers. From the vehicle processing centers the accessorized automobiles are then delivered into the domestic car dealer distribution system throughout the Continental US.

MWW's marketing/sales/service organization initially commenced business (as MWWLLC) with limited staff, buying and selling finished goods in bulk to suitable clients. Increasing demand for the company's products and services prompted an expansion of MWW's infrastructure and staff and warranted the diversification of its activities into the design and manufacturing of its products in order to support newly arising market opportunities. Drawing from the experience of its principals and strategically utilizing longstanding relationships in the industry, the company has steadily expanded its product range, client and employees/contractor base and is planning to aggressively pursue the expansion of its client roster, in addition to its currently existing clients such as South East Toyota or Gulf States Toyota.

SEASONALITY. Historically, our operating results have fluctuated by quarter to quarter, with the greatest sales occurring in the quarters of the fiscal year with the largest number of automobile manufacturers new model releases. Revenues generally being recognized at the time of shipment. It is in these quarters of new model releases that demand for our products is typically the highest.

The limited seasonality of our business offers significant operational challenges in our manufacturing and distribution functions, based on a partial dependency on manufacturing abroad. To limit these challenges and to provide a rapid turnaround time of customer orders, we traditionally keep somewhat higher inventory levels. New strategies to decrease inventory and improve inventory turn over rates are currently being implemented.

INVENTORY MANAGEMENT.

In addition to the implantation of "Just-In-Time" inventory management, we also face limited potential inventory management issues as a result of warranty and overstock. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications. In addition to warranty returns, while warranty claims are handled by MWW, the cost for replacement is typically passed on to the members of our manufacturing alliance.

In order to better control warranty return levels, beginning in 2004, we tightened the rules for authorized warranty returns, placed further restrictions on the amounts customers can return and instituted a program so that our management can better estimate potential future product returns.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first six months of 2004, cash used in operations amounted to $59,890. The increase is primarily attributable to increased levels of inventories. This increase was partially offset by lower increases in accounts receivable.

Effective April 24, 2003, we entered into an agreement with South Trust Bank for a credit facility of $500,000. On March 1, 2004 this credit facility was replaced by a credit facility by Key Bank, as lender for a secured revolving credit facility. The term of the credit agreement is for a period of one year and provided for a line of credit up to $750,000.

Direct borrowings under our revolving credit facility bear interest at a rate of prime less 1/4%. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets.

Our profitability and working capital requirements have become larger with newly arising opportunities to secure additional large customers. These increased working capital requirements are funded by borrowings from our line of credit and planning to utilize funds from the execution of a planned Private Placement, or other sources of outside funding. We anticipate that our present sources of funds combined with the funds expected to be raised through these outside sources will continue to be adequate to meet our near term needs.

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003.

SALES. Consolidated net sales in the second quarter of 2004 were $1,663,848, a decrease of $477,224, or 22.2%, compared to $2,141,072 in the second quarter of 2003. Contributing to the sales decline was the fact that several new Toyota automobile models that were planned for release by Toyota in the 2nd quarter of 2004 have been delayed. Accordingly, the revenue that would have been generated for MWW during this quarter by the release of these models has been postponed into a subsequent quarter.

GROSS MARGINS. Gross margins for the second quarter reflected a slight increase to 28% from 24.5%, due to product sales mix and lower purchasing cost of raw components abroad and in the US.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $152,200 to $404,966 in the second quarter of 2004, compared to $252,766 in the second quarter of 2003. This increase was primarily due to an increase in administrative and sales expenses, caused by new hiring and the addition of new programs.

OPERATING INCOME. Operating income decreased by $209,424 to $61,669 in the second quarter of 2004, compared to $271,093 in the second quarter of 2003. This decrease was primarily due to the overall decrease in consolidated net sales as discussed above.

OTHER INCOME (EXPENSE), NET. Other income, net, decreased primarily due to unfavorable foreign exchange losses.

INTEREST EXPENSE. Interest expense increased by $7,157 in the second quarter of 2004 compared to the same period in 2003, due to higher average borrowings.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2004 TO THE SIX MONTHS ENDED MARCH 31, 2003

SALES. On a consolidated basis, net sales for the six months ended March 31, 2004 were $3,740,122, a decrease of $594,988, or 13.73%, compared to $4,335,110 in the same period of 2003. The change was due to the fact that two new Toyota car models that were planned for release by Toyota in this quarter have been delayed; accordingly, the revenue that would have been generated during this quarter for MWW by the release of these models has been postponed into a subsequent quarter.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased by 4.2% percentage points to 29.6% for the six months ended March 31, 2004 from 25.4% in the same period of 2003. The increase was mainly caused by a change in purchasing policy by the company and a better mix of products purchased and sold domestically and abroad.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $831,034 for the six months ended March 31, 2004, compared to $932,409 in the same period of 2003. The decrease is due to several cost saving measures the company has implemented in different areas.

GOODWILL. Effective October 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets "SFAS No. 142"). In accordance with SFAS No. 142, goodwill is no longer amortized, but instead, is subject to an annual review for potential impairment. Using the discounted cash flow method,

OPERATING INCOME. Operating income increased to $279,040 for the six months ended March 31, 2004, compared to $169,213 in the same period in 2003, primarily due to some higher margins and reduced overall expenses.

OTHER INCOME (EXPENSE), NET. Other income, net, decreased by $35,594 primarily due to unfavorable foreign exchange rates, produced by the weakening of the dollar against the Yen, generating lower profits from conversion compared to the 6 months period before.

INTEREST EXPENSE. Interest expense increased by $5,644 for the six months ended March 31, 2004 compared to the same period in 2003, due to higher average borrowings against the company's credit line.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Financial Statements of our Report on Form 10-SB. Note that our preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION. Revenues on the sale of products, net of estimated costs of returns and allowance, are recognized at the time products are shipped to customers, legal title has passed, and all significant contractual obligations of the Company have been satisfied. Products are generally sold on open accounts under credit terms customary to the geographic region of distribution. The Company performs ongoing credit evaluations of the customers and generally does not require collateral to secure the accounts receivable.

INVENTORY VALUATION. Inventories are valued at the lower of cost or market. Cost is generally determined on the average cost method basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined at the reporting unit level and are based upon the inventory at that location taken as a whole. These estimates are based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand.

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At March 31, 2004, the allowance for sales returns totaled $0. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2004, there were no determined requirements for the allowance for doubtful accounts. This is based on the fact that the company has never had to account for a bad debt.

ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our potential deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2004, we had an income tax liability of approximately $97,300; this amount has been accrued in Current Liabilities. The valuation is based on our estimates of taxable income by jurisdiction in which we operate.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our business, financial condition and results of operations.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger impairment review, include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. With respect to goodwill, if necessary, we will test for potential impairment in the fourth quarter of each year as part of our annual budgeting process. We review the fair values of each of our reporting units using the discounted cash flows method and market multiples.

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a)      October 5, 2003 Annual Meeting

       (b)      Directors Elected -- Michael Winzkowski
                                     James Marvin

       (c)      Proposals voted upon:

                (1) Election of Directors:

                                                VOTES FOR      VOTES WITHHELD

         Michael Winzkowski                    4,564,800             0
         James Marvin                          4,564,800             0
         Greg Green                              470,400             0
         Rick Weed                               200,000             0
         Rainer Poertner                         200,000             0

PART II - OTHER INFORMATION

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

 (a) EXHIBIT(S) DESCRIPTION

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Marketing WorldWide, Corporation.
                                      (Registrant)

         (Date): May 17, 2004         /S/ James Marvin
                                      --------------------------------
                                      Vice President Finance,
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)