Form 10QSB
period 2004-06-30
MARKETING WORLDWIDE CORP
filed 2004-08-16
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

         As of June 30, 2004, the Registrant had 11,251,995 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                         MARKETING WORLDWIDE CORPORATION

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2003

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)                               3

                  Condensed Consolidated Balance Sheet:                          4
                       June 30, 2004(unaudited)

                  Condensed Consolidated Statements of Income (unaudited):       5
                       Three and Nine Months Ended June 30, 2004 and 2003

                  Condensed Consolidated Statement of Stockholder Equity         6
                       (unaudited): Nine Months Ended June 30, 2004

                  Condensed Consolidated Statements of Cash Flows (unaudited):   7
                       Nine Months Ended June 30, 2004 and 2003

                  Notes to Condensed Consolidated Financial Statements           8
                       (unaudited): June 30, 2004

         Item 2.  Management Discussion and Analysis                             11

         Item 3.  Controls and Procedures                                        14

         Item 4.  Submission of Matters to a Vote of Security Holders            14

PART II. OTHER INFORMATION                                                       15

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                               15

                                        2

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of June 30, 2004 and for the three months and nine months ended June 30, 2004 and 2003 have been prepared by Marketing Worldwide Corporation, a Delaware corporation.

                         MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents                                            $  342,517
Accounts receivable, net                                                958,596
Inventories                                                             959,772
Other current assets                                                    233,689

                                                                     -----------
TOTAL CURRENT ASSETS                                                  2,494,574

Property, plant and equipment, net                                      190,595
Other assets, net                                                         8,688

                                                                     -----------
Totals                                                               $2,693,857
                                                                     ===========

LIABILITIES STOCKHOLDERS EQUITY
Current liabilities:
Notes payable and capital leases - current portion                   $  733,897
Accounts payable                                                        356,663
Notes payable - related parties                                         154,271
Other current liabilities                                               276,865

                                                                     -----------
TOTAL CURRENT LIABILITIES                                             1,521,696
                                                                     -----------

Capital leases - long term portion                                        6,337

                                                                     -----------
TOTAL LIABILITIES                                                     1,528,033
                                                                     -----------

Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
  shares issued and outstanding - 0                                           --
Common stock - $0.001 per value, 100,000,000 shares authorized:
  11,251,995 shares issued and outstanding at June 30 2004              11,252
Additional paid-in capital                                              891,229
Retained earnings                                                       263,343

                                                                     -----------
    TOTAL STOCKHOLDERS EQUITY                                         1,165,824
                                                                     -----------
Totals                                                               $2,693,857
                                                                     ===========

              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements


                                                  MARKETING WORLDWIDE CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)

                                                                  Three Months Ended                     Nine Months Ended
                                                                       June 30,                              June 30,
                                                           --------------------------------      --------------------------------
                                                                2004              2003               2004                2003
                                                           -------------      -------------      -------------      -------------
Sales                                                      $  1,647,393       $  1,663,137       $  5,387,515       $  5,998,247

Cost of sales                                                 1,179,355          1,161,912          3,809,403          4,395,400

                                                           -------------      -------------      -------------      -------------
Gross profit                                                    468,038            501,225          1,578,112          1,602,847

Operating Expenses
Selling, general and administrative expenses                    329,498            316,431           1,160,532           1,248,840

                                                           -------------      -------------      -------------      -------------
Total operating expenses                                        329,498            316,431           1,160,532           1,248,840

Income from operations                                          138,540            184,794            417,580            354,007

Interest expense (income)                                        12,416              5,819             31,841             19,600
Other expense (income)                                           (1,585)             1,025            (28,204)           (61,188)

                                                           -------------      -------------      -------------      -------------
Income before income taxes                                      127,709            177,950            413,943            395,595

Provision for income taxes                                       53,300             7,100             150,600             15,800

                                                           -------------      -------------      -------------      -------------
Net Income                                                 $     74,409       $    170,850       $    263,343       $    379,795
                                                           =============      =============      =============      =============

Income per common share

Basic                                                      $       0.01       $        N/A       $       0.03       $        N/A
Diluted                                                    $       0.01       $        N/A       $       0.03       $        N/A
                                                           =============      =============      =============      =============

Weighted average common share outstanding
Basic                                                        10,004,000                 --          8,892,444                 --
Diluted                                                      11,254,000                 --         10,031,333                 --
                                                           =============      =============      =============      =============

                                       See accompanying footnotes to the unaudited condensed
                                                consolidated financial statements

                                                                               5


                                                  MARKETING WORLDWIDE CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED JUNE 30, 2004
                                                            (UNAUDITED)

                                            Preferred               Common     Additional                                Total
                                   Preferred  Stock     Common      Stock       Paid-in     Retained     Members'     Stockholders'
                                    Shares    Amount    Shares      Amount      Capital     Earnings     Capital         Equity
                                   ------------------------------------------------------------------------------------------------
Balance at September 30, 2003         --   $   --           --   $       --   $       --   $       --   $  502,570    $  502,570
Reclass of membership interest to                                                                                             --
notes payable - related parties       --       --           --           --           --           --     (100,000)     (100,000)
in October 2003

Shares issued in exchange  for cash
investment
                                      --       --      400,000          400        3,800           --           --         4,200

Shares issued in connection with                                                                                              --
acquisition of membership interests
of  Marketing Worldwide
LLC valued at $0.04 per share         --       --    9,600,000        9,600      392,970           --     (402,570)           --

Shares issued in exchange for cash valued
at $1.50 per share                    --       --        4,000            4        5,996           --           --         6,000

Shares issued in exchange  for cash valued
at $.65 per share                     --       --      512,186          512      332,409           --           --       332,921

Shares issued in exchange for consulting
services  at $0.05 per share          --       --      535,809          536       26,254           --           --        26,790

Shares issued in exchange  for consulting
services at $0.65 per share            --      --      200,000          200      129,800           --           --       130,000

Net income                            --       --           --           --           --      263,343           --       263,343
                                   ------------------------------------------------------------------------------------------------

Balance at June 30, 2004              --   $   --   11,251,995   $   11,252   $  891,229   $  263,343   $       --    $1,165,824
                                   ================================================================================================

                                        See accompanying footnotes to the unaudited condensed
                                                  consolidated financial statements

                                                                               6

                             MARKETING WORLDWIDE CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED JUNE 30,
                                       (UNAUDITED)

                                                                  2004            2003
                                                               ----------      ----------
Cash flows from operating activities:

Net cash used in operating activities                           (368,788)       (261,268)
                                                               ----------      ----------

                                                               ----------      ----------
Net cash provided by (used in) investing activities               14,087        (104,108)
                                                               ----------      ----------

                                                               ----------      ----------
Net cash provided by financing activities                        472,401         362,002
                                                               ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             117,700          (3,374)

Cash and cash equivalents at the beginning of period             224,817         138,554

                                                               ----------      ----------
Cash and cash equivalents at the end of period                 $ 342,517       $ 135,180
                                                               ==========      ==========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Membership interest converted to notes
payable to related parties                                     $ 100,000       $      --
                                                               ==========      ==========
Common stock issued in exchange for consulting services        $  26,790       $      --
Common stock issued in exchange for consulting services        $ 130,000       $      --

Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                          $  32,271       $  22,023
                                                               ==========      ==========
Taxes paid in cash                                             $      --       $      --
                                                               ==========      ==========

              See accompanying footnotes to the unaudited condensed
                        consolidated financial statements

                                        7

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-SB, as amended.

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

Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the quarter ended September 30, 2003. The Company has no awards of stock-based employee compensation outstanding at June 30, 2004 and 2003.

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

NOTE C - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of June 30, 2004, the Company has issued and outstanding 11,251,995 shares of common stock. As of June 30, 2004, the Company has no issued and outstanding shares of preferred stock.

In July 2003, the Company issued 400,000 shares of its $.001 par value common stock to in exchange for $4,200 cash and 100,000 shares of common stock of F10 Oil & Gas Properties, Inc.. The shares of F10 Oil & Gas Properties, Inc. were valued at $1 , which approximates the fair value of the common stock

In October 2003, the Company issued 9,600,000 shares of its $.001 par value common stock in connection with restructure of the Company acquisition of 100% of the membership interests in Marketing Worldwide LLC, a Michigan limited liability company. (See note B)

In October 2003, the Company issued 4,000 shares of its $.001 par value common stock and a Common Stock Purchase Warrant to acquire up to 1,000,000 shares of its $.001 par value common stock in exchange for $6,000. The Warrant allows the holder to exercise $.50 per share any time at before December 31, 2008.

In June 2004, the Company issued 512,186 shares of common stock for $ 332,921 in connection with a private placement memorandum.

In June , 2004, the Company issued an aggregate of 535,809 shares of its restricted common stock to a consultant for services rendered. The Company valued the shares issued at $.0.05 per share, which approximated the fair value of the services received, which did not differ materially from the value of the stock issued. Compensation cost of $ 26,790 was charged to income during the nine months ended June 30, 2004.

In accordance with EITF 96-18 the measurement date to determine shares' fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The shares were issued at the time that the Company did not have a historical market price for its common stock, and therefore their fair value was based on the Company's book value.

In June 2004, the Company issued 200,000 shares of common stock for services to be provided to the Company valued at $0.65 per share which represents the fair value of the services to be received which did not differ materially from the value of the stock issued.

NOTE D - STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in options and warrants outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants at June 30, 2004:

                                                                                  Options and
                        Options and Warrants Outstanding                       Warrants Exercisable
                        --------------------------------                       --------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
              $0.50         1,000,000               4.51          $ 0.50     1,000,000          $ 0.50
               1.00           250,000               4.51            1.00       250,000            1.00
                            ---------               ----          ------     ---------          ------
                            1,250,000               4.51          $ 0.60     1,250,000          $ 0.60
                            =========               ====          ======     =========          ======

Transactions involving options issued to non-employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares    Price Per Share
                                           ----------------    ---------------
       Outstanding at October 1, 2003            250,000            1.00
          Granted                              1,000,000            0.50
          Exercised                                    -               -
          Canceled or expired                          -               -
                                               ---------        --------
       Outstanding at June 30, 2004            1,250,000        $   0.60
                                               =========        ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, Risk Factors that May Affect Future Results and Market Price of Stock.

The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for the Company. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

General Overview

The Company generates revenue from the sale of automotive accessories and services throughout the United States and Canada. The Company makes most purchases from a limited number of suppliers and collects most of its revenues from a handful of customers. At present, the majority the Company's products and services are designed for new Toyota and Lexus automobiles. Typical products and services include spoilers, exhaust systems, comprehensive training, and warranties.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

     o   revenue recognition
     o   inventories
     o   allowance for doubtful accounts

Revenue Recognition

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

Inventories

We value our inventories, which consist primarily of automotive body components, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly positioned at the lower of cost or market. Factors related to current inventories such as future consumer demand and trends in the Company's core business, current aging, current and anticipated wholesale discounts, and class or type of inventory is analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of June 30, 2004, , we determined there was no reserve required against our account receivables.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2004 TO THE NINE MONTHS ENDED JUNE 30, 2003

Sales

Net sales decreased $610,732, or 10.2% from $5,998,247 in 2003 to $5,387,515 in
2004. The decrease in revenues were attributed to the fact that two new Toyota car models that were planned for release by Toyota in the period have been delayed accordingly, the revenue that would have been generated during this period for MWW by the release of these models has been postponed into future periods.

Gross Profit

For the nine months ended June 30, 2004, the Company's gross profit margin was 29.3% compared to 26.7% for the nine months ended June 30, 2003. The increase in margins are a result of a better mix of products and improved purchasing policies.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expenses decreased $88,308, or 7.1%, from $1,248,840 during the nine months ended June 30, 2003 to $1,160,532 during the nine months ended June 30, 2004. The decrease is due to several cost savings measures the company has implemented in different areas. The Company incurred research and development costs of $52,719 during 2004 as compared to $74,933 in 2003, a decrease of $22,214, or 29.6%. The level of research and development costs are dependent upon the Company's customers' design changes to their automotive models and future program designs.

The Company is operating in a highly technical industry and management anticipates research and development costs will remain a significant component of its ongoing operating expenditures.

The Company incurred compensation costs of approximately $557,474 during 2004 as compared to approximately $ 629,252 in 2003, an decrease of $71,778, or 11.4%. The decrease is related to the costs of the Company compensating its owners and key employees during 2004. As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees.

Financing Expenses

The Company incurred interest expense of $31,841 in 2004 as compared to $19,600 in 2003, an increase of $12,241, or 62.4%. The increase is a result of the Company increasing its debt to meet its working capital requirements in 2004. As a result of the Company's anticipated growth and resulting continued need for financing.

Other Income (Expense)

Other income decreased from $61,188 in 2003 to $28,204 in 2004, a decrease of $32,984. Other income consists primarily of gains (losses) on foreign currency contracts and interest income. While not a recurring activity, the Company's management from time to time assesses its foreign currency risks in connection with its agreements to acquire inventory and materials from its vendors and may enter into contracts to hedge such risks.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

Sales

Net sales decreased $15,744, or 0.9% from $1,663,137 during the three months ended September 30, 2003 to $1,647,393 during the same period in 2004. The decrease is a result of a delay of a new Toyota automobile model that was planned for release by Toyota in the 3rd quarter of 2004 that has been delayed. Accordingly, the revenue that would have been generated for MW during this quarter by the release of these models has been postponed into a subsequent quarter.

Gross Profit

For the three months ended September 30, 2004, the Company's gross profit margin was 28.4% compared to 30.1% for the same period in 2003. The decrease is a result of sales mix and higher purchasing cost of raw components during the period.

Selling General and Administrative Expenses

The Company's selling, general and administrative expenses increased $13,066, or 4.1%, to $329,498 during the three months ended September 30, 2003 from $316,432 during the same period in 2004.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees.

Financing Expenses

The Company incurred interest expense of $12,416 during the three months ended June 30, 2004 as compared to $5,819 during the same period in 2003, an increase of $6,597, or 113.4%. The increase is a result of the Company increasing its debt to meet its working capital requirements in 2004. As a result of the Company's anticipated growth and resulting continued need for financing, it is anticipated interest costs will continue to increase in the future.

Other Income (Expense)

Other income, net of other expenses, increased by $2,610 to $1,025 during the three months ended June 30,2004 from other net expenses of $1,585 for the same period in 2003. Other income consists primarily of gains (losses) on foreign currency contracts and interest income. While not a recurring activity, the Company's management from time to time assesses its foreign currency risks in connection with its agreements to acquire inventory and materials from its vendors and may enter into contracts to hedge such risks.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had working capital of $972,878 net of $154,271 due to the owners of the Company. As a result of our net income of $263,343, adjusted principally for a $275,002 increase in accounts receivable, we generated a deficit in cash flow from operations of $368,788 during the nine months ended June 30, 2004. We received $14,087, net of acquisitions , from the disposal of previously owned assets during this period. We met our cash requirements during the period by borrowing, through the issuance of debt, $ 129,280, net of repayments and issuance of common stock for $343,121.

The Company currently has a $750,000 line of credit which is used to fund seasonal working capital requirements and other financing needs. This facility and the Company's other indebtedness contain certain restrictive covenants.

The Company expects capital expenditures to be $90,000 for fiscal 2004. These anticipated expenditures are for continued investments in property and equipment used in our business.

Management believes that available cash, the line of credit, and cash generated from operations will be adequate to fund the Company's capital requirements for the foreseeable future. However, management has disclosed its plans to seek outside capital to grow the business faster than allowed by internally generated funds. During June 2004, the Company raised $332,921 through the sale of 512,186 shares of common stock in a private placement of its securities at $.65 per share. Management hopes to complete another round of financing between $1,000,000 and $5,000,000 before the end of calendar 2004.


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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES

In April 2004, MWW entered a written agreement to issue 200,000 shares of its common stock to one person as payment for services rendered and to be rendered related to investor relations, public relations, and media relations on behalf of MWW. There was no general solicitation, no advertisement and resale restrictions were imposed by placing a Rule 144 legend on the certificates. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

During May and June 2004, MWW offered and sold 512,186 shares of its common stock to 26 persons, all of who had a pre-existing relationship with the current officers and directors of MWW, at a price of $.65 per share. The gross offering proceeds of $ $336,921. There was no general solicitation; no advertisement and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The investors reside in Germany, Michigan, Florida and Massachusetts.

In June 2004, MWW issued 535,809 shares of its common stock and agreed to issue an option to purchase 200,000 shares of its common stock, subject to certain terms and conditions, to one person in exchange for services rendered. There was no general solicitation, no advertisement and resale restrictions were imposed by placing a Rule 144 legend on the certificates. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K

         (b) Reports on Form 8-K.

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Marketing WorldWide, Corporation.
                                      (Registrant)

         (Date): August 16, 2004         /S/ James Marvin
                                      -----------------------------------
                                      Vice President Finance,
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                       Officer)