Form 10QSB/A
period 2004-03-31
MARKETING WORLDWIDE CORP
filed 2004-11-10
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                 (Amendment No. 1)

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

                         MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    (Unaudited)
                                                                      March 31,
                                                                        2004
                                                                     -----------

ASSETS
Current assets:
Cash and cash equivalents                                            $  162,488
Accounts receivable, net                                                650,497
Inventories                                                           1,055,724
Other current assets                                                     20,812

                                                                     -----------
TOTAL CURRENT ASSETS                                                  1,889,521

Property, plant and equipment, net                                      198,110
Other assets, net                                                         8,688

                                                                     -----------
Totals                                                               $2,096,319
                                                                     ===========

LIABILITIES STOCKHOLDERS EQUITY
Current liabilities:
Notes payable and capital leases - current portion                   $  684,936
Accounts payable                                                        499,950
Notes payable - related parties                                          42,604
Other current liabilities                                               259,888

                                                                     -----------
TOTAL CURRENT LIABILITIES                                             1,487,378
                                                                     -----------

Capital leases - long term portion                                        7,237

                                                                     -----------
TOTAL LIABILITIES                                                     1,494,615
                                                                     -----------

Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
  shares issued and oustanding - 0                                           --
Common stock - $0.001 per value, 100,000,000 shares authorized:
  10,004,000 shares issued and oustanding at March 31, 2004              10,004
Additional paid-in capital                                              418,585
Retained earnings                                                       173,115

                                                                     -----------
    TOTAL STOCKHOLDERS EQUITY                                           601,704
                                                                     -----------
Totals                                                               $2,096,319
                                                                     ===========

              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements


                                                  MARKETING WORLDWIDE CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)

                                                                  Three Months Ended                     Six Months Ended
                                                                       March 31,                             March 31,
                                                           --------------------------------      --------------------------------
                                                                2004              2003               2004                2003
                                                           -------------      -------------      -------------      -------------
Sales                                                      $  1,663,848       $  2,141,072       $  3,740,122       $  4,335,110

Cost of sales                                                 1,197,213          1,617,213          2,630,048          3,233,488

                                                           -------------      -------------      -------------      -------------
Gross profit                                                    466,635            523,859          1,110,074          1,101,622

Operating Expenses
Selling, general and administrative expenses                    404,966            252,766            831,034            932,409

                                                           -------------      -------------      -------------      -------------
Total operating expenses                                        404,966            252,766            831,034            932,409

Income from operations                                           61,669            271,093            279,040            169,213

Interest expense (income)                                        10,277              3,120             19,425             13,781
Other expense (income)                                          (10,145)           (17,239)           (10,800)           (62,213)

                                                           -------------      -------------      -------------      -------------
Income before income taxes                                       61,537            285,212            270,415            217,645

Provision for income taxes                                       20,900             11,400             97,300              8,700

                                                           -------------      -------------      -------------      -------------
Net Income                                                 $     40,637       $    273,812       $    173,115       $    208,945
                                                           =============      =============      =============      =============

Income per common share (basic and assuming dilution)      $         --       $       0.03       $       0.02       $       0.02
                                                           =============      =============      =============      =============

Weighted average common share outstanding (or equivalent)    10,004,000          9,600,000         10,004,000          9,600,000
                                                           =============      =============      =============      =============

                                       See accompanying footnotes to the unaudited condensed
                                                consolidated financial statements

                                                                5


                                                  MARKETING WORLDWIDE CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)

                                            Preferred               Common     Additional                                Total
                                   Preferred  Stock     Common      Stock       Paid-in     Retained     Members'     Stockholders'
                                    Shares    Amount    Shares      Amount      Capital     Earnings     Capital         Equity
                                   ------------------------------------------------------------------------------------------------

Balance at September 30, 2003          -   $   --           --   $       --   $       --   $       --   $  518,389    $  518,389
Reclass of membership interest to                                                                                          --
notes payable - related parties        -       --           --           --           --           --     (100,000)     (100,000)
in October 2003

Shares issued for cash and shares of                                                                                       --
another entity                         -       --      400,000          400        3,800           --           --         4,200

Shares issued in connection with                                                                                           --
acquisition of Marketing Worldwide                                                                                         --
LLC valued at $0.04 per share          -       --    9,600,000        9,600      408,789           --      (418,389)        --

Shares issued for cash valued                                                                                              --
at $1.50 per share                     -       --        4,000            4        5,996           --           --         6,000

Net income                             -       --           --           --           --      173,115           --       173,115
                                   ------------------------------------------------------------------------------------------------

Balance at March 31, 2004              -   $   --   10,004,000   $   10,004   $   418,585   $  173,115   $       --    $  601,704
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

Income Taxes
------------

The Company"s predecessor, MWWLLC had chosen to be treated as a partnership for federal income tax purposes (See Note B). A partnership is a not a tax paying entity for federal income tax purposes. Accordingly, no federal income tax expense has been recorded in the unaudited financial statements. All income or losses were reported on the individual members' income tax returns. The Company is however liable for state income taxes. The Company provides for income taxes based on pre-tax earnings reported in the financial statements. Certain items such as depreciation are recognized for tax purposes in periods other than the period they are reported in the financial statements. Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (SFAS 109)." Under SFAS 109, deferred taxes are determined using the liability method which requires the recognition of deferred tax assets and liability based on differences between the financial statement and the income tax basis using presently enacted tax rates.

The income tax rate utilized on an interim basis is based on the Company's estimate of the effective income tax rate for the fiscal year ending September 30, 2004. Deferred income taxes are provided for accumulated temporary differences due to basis of differences for assets and liabilities for financial reporting and income tax purposes, including alternative minimum taxes. The Company's temporary differences were deemed to be immaterial.

The income tax provision reported in the unaudited statement of income for the three months ended December 31, 2003 is based on the then effective tax status of the Company for income tax purposes. Accordingly, the tax provision reported for the three and six months ended March 31,2004 is not comparable to March 31, 2003.

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

In July 2003, the Company issued 400,000 shares of its $.001 par value common stock to in exchange for $4,200 cash and 100,000 shares of common stock of F10 Oil & Gas Properties, Inc.. The shares of F10 Oil & Gas Propoerties, Inc. were valued at $1, which approximates the fair value of the common stock

In October 2003, the Company issued 9,600,000 shares of its $.001 par value common stock in connection with restructure of the Company acquisition of 100% of the membership interests in Marketing Worldwide LLC, a Michigan limited liability company. (See note B)

In October 2003, the Company issued 4,000 shares of its $.001 par value common stock and a Common Stock Purchase Warrant to acquire up to 1,000,000 shares of its $.001 par value common stock in exchange for $6,000. The Warrant allows the holder to exercise $.50 per share any time at before December 31, 2008.

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

OTHER INCOME (EXPENSE), NET. Other income, net, decreased by $ 51,413 primarily due to unfavorable foreign exchange rates, produced by the weakening of the dollar against the Yen, generating lower profits from conversion compared to the 6 months period before.

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

                                      Marketing WorldWide, Corporation.
                                      (Registrant)

         (Date): November 8, 2004         /S/ James Marvin
                                      --------------------------------
                                      Vice President Finance,
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)