Form 10QSB/A
period 2004-06-30
MARKETING WORLDWIDE CORP
filed 2004-11-10
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                 (Amendment No 1)

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

                         MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents                                            $  342,517
Accounts receivable, net                                                958,596
Inventories                                                             959,772
Other current assets                                                    233,689

                                                                     -----------
TOTAL CURRENT ASSETS                                                  2,494,574

Property, plant and equipment, net                                      190,595
Other assets, net                                                         8,688

                                                                     -----------
Totals                                                               $2,693,857
                                                                     ===========

LIABILITIES STOCKHOLDERS EQUITY
Current liabilities:
Notes payable and capital leases - current portion                   $  733,897
Accounts payable                                                        356,663
Notes payable - related parties                                         154,271
Other current liabilities                                               276,865

                                                                     -----------
TOTAL CURRENT LIABILITIES                                             1,521,696
                                                                     -----------

Capital leases - long term portion                                        6,337

                                                                     -----------
TOTAL LIABILITIES                                                     1,528,033
                                                                     -----------

Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
  shares issued and outstanding - 0                                           --
Common stock - $0.001 per value, 100,000,000 shares authorized:
  11,251,995 shares issued and outstanding at June 30 2004              11,252
Additional paid-in capital                                             907,048
Retained earnings                                                      247,524

                                                                     -----------
    TOTAL STOCKHOLDERS EQUITY                                         1,165,824
                                                                     -----------
Totals                                                               $2,693,857
                                                                     ===========

              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements


                                                  MARKETING WORLDWIDE CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)

                                                                  Three Months Ended                     Nine Months Ended
                                                                       June 30,                              June 30,
                                                           --------------------------------      --------------------------------
                                                                2004              2003               2004                2003
                                                           -------------      -------------      -------------      -------------
Sales                                                      $  1,647,393       $  1,663,137       $  5,387,515       $  5,998,247

Cost of sales                                                 1,179,355          1,161,912          3,809,403          4,395,400

                                                           -------------      -------------      -------------      -------------
Gross profit                                                    468,038            501,225          1,578,112          1,602,847

Operating Expenses
Selling, general and administrative expenses                    329,498            316,431          1,160,532          1,248,840

                                                           -------------      -------------      -------------      -------------
Total operating expenses                                        329,498            316,431          1,160,532          1,248,840

Income from operations                                          138,540            184,794            417,580            354,007

Interest expense (income)                                        12,416              5,819             31,841             19,600
Other expense (income)                                           (1,585)             1,025            (12,385)           (61,188)

                                                           -------------      -------------      -------------      -------------
Income before income taxes                                      127,709            177,950            398,124            395,595

Provision for income taxes                                       53,300             7,100             150,600             15,800

                                                           -------------      -------------      -------------      -------------
Net Income                                                 $     74,409       $    170,850       $    247,524       $    379,795
                                                           =============      =============      =============      =============

Income per common share

Basic                                                      $       0.01       $       0.02       $       0.03       $       0.04
Diluted                                                    $       0.01       $       0.02       $       0.03       $       0.04
                                                           =============      =============      =============      =============

Weighted average common share outstanding
Basic                                                        10,004,000          9,600,000          8,892,444          9,600,000
Diluted                                                      11,254,000          9,600,000         10,031,333          9,600,000
                                                           =============      =============      =============      =============

                                       See accompanying footnotes to the unaudited condensed
                                                consolidated financial statements

                                                                               5


                                                  MARKETING WORLDWIDE CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED JUNE 30, 2004
                                                            (UNAUDITED)

                                            Preferred               Common     Additional                                Total
                                   Preferred  Stock     Common      Stock       Paid-in     Retained     Members'     Stockholders'
                                    Shares    Amount    Shares      Amount      Capital     Earnings     Capital         Equity
                                   ------------------------------------------------------------------------------------------------
Balance at September 30, 2003         --   $   --           --   $       --   $       --   $       --   $  518,389    $  518,389
Reclass of membership interest to
notes payable - related parties       --       --           --           --           --           --     (100,000)     (100,000)
in October 2003

Shares issued in exchange  for cash
investment                            --       --      400,000          400        3,800           --           --         4,200

Shares issued in connection with                                                                                              --
acquisition of membership interests
of  Marketing Worldwide
LLC valued at $0.04 per share         --       --    9,600,000        9,600      408,789           --     (418,389)           --

Shares issued in exchange for cash valued
at $1.50 per share                    --       --        4,000            4        5,996           --           --         6,000

Shares issued in exchange  for cash valued
at $.65 per share                     --       --      512,186          512      332,409           --           --       332,921

Shares issued in exchange for consulting
services  at $0.05 per share          --       --      535,809          536       26,254           --           --        26,790

Shares issued in exchange  for consulting
services at $0.65 per share            --      --      200,000          200      129,800           --           --       130,000

Net income                            --       --           --           --           --      247,524           --       247,524
                                   ------------------------------------------------------------------------------------------------

Balance at June 30, 2004              --   $   --   11,251,995   $   11,252   $  907,048   $  247,524   $       --    $1,165,824
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

Income Taxes
------------

The Company's predecessor, MWWLLC had chosen to be treated as a partnership for federal income tax purposes (See Note B). A partnership is a not a tax paying entity for federal income tax purposes. Accordingly, no federal income tax expense has been recorded in the unaudited financial statements. All income or losses were reported on the individual members' income tax returns. The Company is however liable for state income taxes. The Company provides for income taxes based on pre-tax earnings reported in the financial statements. Certain items such as depreciation are recognized for tax purposes in periods other than the period they are reported in the financial statements. Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (SFAS 109)." Under SFAS 109, deferred taxes are determined using the liability method which requires the recognition of deferred tax assets and liability based on differences between the financial statement and the income tax basis using presently enacted tax rates.

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

The income tax provision reported in the unaudited statement of income for the three months ended December 31, 2003 is based on the then effective tax status of the Company for income tax purposes. Accordingly, the tax provision reported for the three and nine months ended June 30, 2004 is not comparable to June 30, 2003.

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

Other Income (Expense)

Other income decreased from $61,188 in 2003 to $12,385 in 2004, a decrease of $48,803. Other income consists primarily of gains (losses) on foreign currency contracts and interest income. While not a recurring activity, the Company's management from time to time assesses its foreign currency risks in connection with its agreements to acquire inventory and materials from its vendors and may enter into contracts to hedge such risks.

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

                                      Marketing WorldWide, Corporation.
                                      (Registrant)

         (Date): November 8, 2004         /S/ James Marvin
                                      -----------------------------------
                                      Vice President Finance,
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                       Officer)