Form 10KSB
period 2004-09-30
MARKETING WORLDWIDE CORP
filed 2005-01-31
CIK 1278363

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2004

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period _______ to ________

                         Commission File Number 0-45138

                         MARKETING WORLDWIDE CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                        68-0566295
--------------------------------------------------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)


      11224 Lemen Road, Suite A
      Whitmore Lake, MI                              48189
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

(Issuer's telephone number)  (734) 449-2461

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $ .001 Par Value

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         State issuer's revenues for its most recent fiscal year. $6,879,816.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 17, 2005, the issuer had 11,251,995 shares of its $.001 par value common stock issued and outstanding.

                          Annual Report on Form 10-KSB

This Form 10-KSB includes forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements concerning: the Company's plans to expand its services and product lines, the Company's intention to acquire new customers, the Company's expectations regarding research and development, sales and marketing, and general and administrative expenses; the Company's efforts to enhance its existing products and develop or acquire new products; and the Company's requirements for working capital. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of risks and uncertainties that include, but are not limited to, those discussed under the caption "Risk Factors" and discussed elsewhere in this Form 10-KSB.

Table of Contents                                                           Page
-----------------                                                           ----

                                     PART I

Item 1.  Description of Business.                                             1

Item 2.  Description of Property.                                             10

Item 3.  Legal Proceedings.                                                   11

Item 4.  Submission of Matters to a vote of Security Holders.                 11

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.            11

Item 6.  Management's Discussion and Analysis or Plan of Operation.           11

Item 7.  Financial Statements.                                                22

Item 8   Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosures.                                           23

Item 8A  Controls and Procedures.                                             23

Item 8B. Other Information.                                                   23

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance With Section 16(a) of the Exchange Act.                   23

Item 10. Executive Compensation.                                              25

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.                                     25

Item 12. Certain Relationships and Related Transactions.                      26

Item 13. Exhibits.                                                            27

Item 14. Principal Accountant Fees and Services.                              28

         Signatures.                                                          29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Marketing Worldwide Corporation ("MWW" or the "Company") is a small business issuer that operates in a niche of the supply chain for new passenger automobiles in the United States and Canada. MWW's major customers buy accessory programs for installation on new Toyota and Lexus automobiles. An accessory program refers to the complete package of goods and services related to a single accessory for a particular type of vehicle. For example, MWW's first program, in 1999, was an agreement with South East Toyota Distributors, Inc. ("SET") to design, manufacture, and deliver to SET's port processing center rear deck spoilers for the Toyota Camry. SET is an independently owned company that distributes Toyota and Lexus automobiles in the Southeastern United States. During the year ended September 30, 2004, MWW sold 16 programs, primarily for Toyota vehicles, to three major customers, SET, Gulf States Toyota, Inc. ("GST") and Toyota Canada, Inc. ("TCI"). These three customers represented 94% of MWW's revenue during fiscal 2004. MWW does not have worldwide operations as its name may imply and does not have any material agreements with Toyota Motor Corporation of Japan as may be implied by its dealings with SET, GST or TCI.

MWW is a so called "Direct-To-Port Provider", a full service, designer, manufacturer and wholesale supplier of original equipment manufacturer components in the automotive accessory market. MWW provides a number of large foreign and domestic automobile manufacturers and independently owned port and vehicle processing centers in the United States and Canada with MWW's components directly at the port locations, without the use of an intermediary or wholesaler.

At the instruction of MWW, the processing centers' technical teams install MWW's accessory products on new automobiles at the port or vehicle processing centers, as soon as the newly built vehicles arrive at the port or vehicle processing center from the foreign or domestic automobile manufacturers. Next, the fully accessorized automobiles are delivered into the domestic car dealer distribution system throughout the continental United States and Canada.

MWW intends to grow its business operations in future periods by selling programs for other global automobile brands besides Toyota and Lexus. MWW has established initial relationships with several major foreign and domestic automobile manufacturers and yet currently delivers the majority of its products and services to three large North American and Canadian vehicle processing centers. The three facilities are owned by South East Toyota Distributors, Inc., Gulf States Toyota, Inc. and Toyota Canada, Inc.

MWW develops, manufactures and sells aftermarket original equipment automotive accessory products. These proprietary products are created via the design, sales and development infrastructure owned, managed and controlled by MWW and manufactured by its Manufacturing Alliance. MWW regards itself as a manufacturer, but MWW's definition of manufacturing does not focus on the traditional process of owning the factory that turns raw materials into components or finished products. Instead, MWW regards manufacturing as a system designed to perform the activities required to deliver the end-product to the customer and meet the customer's needs, from design to finance to production to sales and marketing to after-sales service. MWW manages its own supply chain or "virtual network" of relationships so that MWW's goods can be incorporated into other firms' global supply chains. Notably, MWW does not have a direct contractual relationship with Toyota Motor Corporation, who manufacturers the automobiles, but MWW's products are sold to SET, GST and TCI, who distribute Toyota and Lexus automobiles, and want to coordinate the delivery of MWW's programs to coincide with the arrival of new vehicles to the port or vehicle processing centers. As such, SET, GST and TCI demand that MWW and members of MWW's Manufacturing Alliance meet the quality standards of Toyota Motor Corporation while simultaneously sharing advance product information that allows MWW to design accessories for each new body style introduced by Toyota Motor Corporation.

MWW's Manufacturing Alliance is a close working group comprised of tool makers, molders and paint facilities. The term Manufacturing Alliance refers to that group of independently owned companies that MWW uses to meet the requirements of its customers. The specific outside vendors used by MWW will depend upon requirements of MWW's customers. Members in MWW's Manufacturing Alliance have included: AWA AISIN, a Toyota Motor Corporation certified supplier that provides MWW with original equipment manufacturer quality components and materials; Borla Performance, that provides MWW with original equipment manufacturer quality stainless steel performance exhaust systems; Modern Plastics, a Michigan based blow molder that provides MWW with blow molded plastic items; Toyota Team Europe, a subsidiary of Toyota Motor Corporation that provides MWW with various accessory components; WET/NCC & Micro Heat, that provides MWW with carbon fiber seat heating systems and electronic windshield fluid systems; Colortek, that provides MWW with painting services that conform to the automotive industry quality standards; Cars and Concepts/Nolden, that provides MWW with WET/NCC seat heaters; and Hella, Inc., that provides MWW with electronic parts and lighting assemblies. MWW believes that its relationship with each vendor is good. There are no long term agreements between MWW and any vendor that is referred to as members of the Manufacturing Alliance.

At the instruction and with the supervision of MWW, each member of the Manufacturing Alliance executes a different stage of the manufacturing process for MWW's final product. MWW selects, retains, and compensates these individual firms and coordinates the scheduling and is responsible to its customers (the vehicle processing centers) for the final work product, its timely delivery, the supplying of installation instructions, training of technical personnel and execution of warranty services. The members of the Manufacturing Alliance are typically certified by the International Standards Organization ("ISO") with the ISO 9000 certification. [ISO 9000 certification refers to the objectively measurable set of quality management standards and guidelines that form the basis for establishing quality management systems adopted by the ISO. The ISO is a non-governmental organization comprised of the national standards institutes of 146 countries.] MWW controls manufacturing and its employees are involved in all aspects of the process. The product designs and knowledge derived from these activities belongs to MWW. MWW seeks to control the intellectual property rights from product inception and design to the final manufactured product with non-disclosure and confidentiality agreements, but has not filed for patent or copyright protection. At present, the majority MWW's products and services are designed for new Toyota and Lexus automobiles. Typical MWW products and services include spoilers, exhaust systems, comprehensive technical training, and warranty services.

THE COMPANY

Marketing Worldwide Corporation, a Delaware corporation ("MWW" or the "Company"), was incorporated on July 21, 2003. Effective October 1, 2003, MWW acquired 100% of the membership interests of Marketing Worldwide LLC; a Michigan limited liability company ("MWWLLC"), under a Purchase Agreement between MWW and the owners of MWWLLC. At closing, MWWLLC became a wholly owned subsidiary of MWW. MWWLLC's predecessor was organized on October 27, 1997 in the state of Florida as Marketing Worldwide, Ltd., a Florida limited partnership ("MWWLP"). On December 27, 2001, MWWLLP merged into MWWLLC. MWWLP refers to Marketing Worldwide Ltd., a Florida limited partnership, organized on October 27, 1997. Marketing Worldwide, Inc., a Florida corporation, was the corporate general partner of MWWLP. MWWLP had limited operations until August 1998. MWWLLC refers to Marketing Worldwide, LLC, a Michigan limited liability company, organized on December 27, 2001. The same day MWWLLC was organized, it merged with MWWLP. The merger between MWWLP and MWWLLC represented a change in the form of legal organization (limited partnership to limited liability company) and change in legal domicile (Florida to Michigan).

PRINCIPAL PRODUCTS AND SERVICES

The majority of MWW's products and services are sold directly to two large independently owned vehicle processing centers located in North America and one Toyota owned center in Canada. These vehicle processing centers receive a continuous stream of new vehicles from the foreign and domestic automobile manufacturers for distribution into United States and Canadian dealer distribution channel.

The vehicle processing centers in return enter into agreements with MWW for the delivery of accessories, so they can deliver a continuous stream of fully accessorized vehicles to retail showrooms across the entire U.S. and Canada. MWW expects to increase its revenues by helping the processing centers through the provision of additional MWW products and services. In addition to its products, MWW provides the technical training to install the accessories at the facility. Moreover, MWW continues to develop new products to meet the changing demands of consumers and accommodate the changing body and model styles/equipment supplied by the manufacturer. MWW's products and services allow the retail car buyer to purchase a fully accessorized automobile in the dealer showroom and making the selection of various accessories (sold by MWW) later in the production cycle, thus improving time to market. The principal products sold during the last two fiscal years include Automotive Body Components such as:

* Rear Deck Spoilers
* Running Boards
* Front Grills
* Stainless Steel Exhaust Systems
* Side skirts or front ends
* Carbon Fiber Seat Heater Systems
* Lights and Fixtures

MWW currently delivers 16 programs, focused on Toyota and Lexus brands to the processing centers. These programs generate the majority of MWW's revenue. A program refers to the complete package of goods and services related to a single accessory for a single vehicle sold by MWW to its customer. For example, MWW currently sells the Toyota Avalon spoiler program to all three of its major customers, South East Toyota, Gulf States Toyota and Toyota Canada, Inc. The spoiler program delivers training at each port processing/installation facility, complete written instructions and installation templates, installation tools, and a spoiler for installation on each Avalon covered by the program.

Three Lexus programs are in the design phase following presentations to Lexus. One custom exhaust system has been approved by Lexus, but MWW has not yet received any purchase orders In future periods, management hopes to expand MWW's business operations to include the sale of programs to new customers. Further, once a program has been developed, MWW may be able to sell the accessories, components, products and services in the general aftermarket.

MWW's current programs consist of the following.

South                   Gulf States       Toyota
East Toyota             Toyota            Canada, Inc.               Webasto
--------------------------------------------------------------------------------
Avalon Spoiler          Avalon Spoiler    Avalon Spoiler             Seat heater
Sienna Spoiler          Matrix Spoiler    Sienna Spoiler
Rav4 Spoiler            Rav4 Spoiler      Rav4 Spoiler
4Runner Spoiler         4Runner Spoiler   4Runner Spoiler
Camry Spoiler           Camry Spoiler     Camry Spoiler
Corolla Spoiler         Corolla Spoiler   Corolla Spoiler
Scion Body Package                        Echo Lip Spoiler
Matrix Tip                                Rav4 Exhaust System
Tundra Exhaust System                     Tundra Exhaust System
Sequoia Exhaust System                    Sequoia Exhaust System
Tacoma Exhaust System                     Tacoma Exhaust System
Matrix Exhaust System                     Highlander Exhaust System
4Runner Exhaust System                    4Runner Exhaust System
Scion Exhaust                             Echo Exhaust Tip
                                          Echo Exhaust System
                                          Camry Exhaust System
                                          Corolla Exhaust System
                                          Echo HB Exhaust

New Programs Developed

During fiscal 2004, MWW developed and launched a number of new products. These included five specifically designed stainless steel exhaust systems, two vehicle body packages and two components for delivery to Toyota Canada, Inc. for direct on-line installation on the Toyota Matrix.

The initial direct to the plant program or Toyota Matrix program is the first on-line production supply program for MWW. The Toyota Matrix program marks the beginning of MWW's efforts to expand its supply of components beyond the port or vehicle processing facilities directly to the Production Plants. MWW is currently supplying two components for this vehicle and the Toyota Matrix program will run through June of 2005. Currently volumes on the Toyota Matrix program are exceeding original forecast.

Other programs launched during the year were the Scion XB body package, comprising of three component packages. The Echo HB special vehicle package was launched for the Canadian market as a prelude to the 2006 model program. Three exhaust systems were launched during 2004 and are expected to continue for the next three years.

Products In Development

During the last half of 2004, MWW increased its product development efforts consistent with its plan of operation. MWW designed several new components based upon its own design concepts. Following our initial review with the customers, we were approved to commence to the next level of development. Two of MWW's new product ideas were approved by its customers and MWW has started production. The remaining five new product ideas have been prototyped and computer aided design data was created following our customer's first phase review approval.

A rear high mount spoiler was developed in conjunction with AWA Aisin and approved for production for the Toyota Avalon by our customers with a launch date of April 2005. This is a new vehicle and the program is scheduled to run through the year 2010.

The second new product developed was for a new customer, Subaru. The component was designed for the Subaru Legacy. Following review of the prototype, we were requested to fast track the component for a second Subaru Port management review in early January.

Two new development projects were for exhaust systems for the Toyota Scion TC and the Tacoma. Both were developed for the customer on request. Both exhaust systems have already been prototyped, reviewed and approved for production. The Scion TC launched in September 2004 and the Tacoma exhaust system is scheduled for launch in January 2005.

In addition to its internal development programs, MWW is in various stages of joint program development on a number of new programs with three other suppliers. These development efforts were undertaken to expand our product offering and customer base, while reducing our development costs. The new product designs are not vehicle specific and would allow for easy installation on almost any vehicle.

MWW has also begun with the development, implementation and testing of its B2B internet logistics platform and e-commerce site (www.marketingworldwide.us) that will sell MWW products on line, support customer training, and provide password protected access for selected customers to installation manuals and documents for testing standardization and accuracy across the installation process. The website will accommodate product and installation information requests as well as eventually the convenient and secure exchange of mission critical data, such as purchase order placing and real time tracking online. Currently, access to the site requires a password. The development and implementation phase of the B2B site has been completed and the site is currently in the final review stages. No additional development will be needed and no additional funds are required before final publication of the site.

THE MARKET

The automobile accessory market is highly fragmented and not dominated by a few large participants. Meanwhile, the market for automobile manufacturing is capital intensive and dominated by a limited number of large global participants. Due to competitive pressures among vehicle manufacturers, many automobile manufacturers have created option packages that are referred to as "port installed" or "dealer installed" option packages. The option packages are installed at the domestic port processing centers and not during the initial manufacturing process at the manufacturer's assembly line

The port processing centers are owned by the manufacturer or independent third parties and focus on distributing accessorized automobiles into the retail dealership network. These processing centers do not have the capacity or desire to design and manufacture add-on components. Instead they have trained employees and are equipped to install virtually any accessory supplied to them. With MWW's components, parts, training, installation instructions and templates, any vehicle can be fully accessorized before it goes into the retail dealer distribution network.

Vehicle manufacturers and their distributors utilize suppliers such as MWW to propose, design, manufacture and deliver the products that are in demand by automobile buyers. The processing centers operate under quality control programs similar or equal to the manufacturer's on-line production facilities. Therefore, process stability, quality control issues and other related procedures are a crucial component of a successful relationship with the processing centers.

MWW's operations involve the design, tooling, manufacturing/assembly, sale and delivery of accessories to the port or vehicle processing centers. MWW supplies accessory products directly to the automobile processing centers at their U.S. entry ports and in Canada, for installation as either Port Installed Options or Dealer Installed Options programs. Port Installed Options refer to vehicle accessories that are installed at the port processing centers as opposed to options or accessories that are installed at the time the vehicle is assembled at the manufacturing facility. Dealer Installed Options refer to vehicle accessories that are installed at the dealer location as opposed to options or accessories that are installed at the time the vehicle is assembled at the manufacturing facility or at the port facility. The person that will market that particular vehicle into the dealer network is responsible for requesting, approving, and ultimately paying for the accessories. MWW also provides a limited number of components for regular aftermarket usage. MWW provides services, primarily training programs for processing center employees concerning installation, logistics training, quality assurance, testing procedures and warranty work, to support specific MWW products, programs and other needs for its core clients at the processing centers.

MAJOR CUSTOMERS

MWW's major customers in the U.S. are the large independently owned Toyota ports South East Toyota Distributors, Inc. ("SET") and Gulf States Toyota, Inc. ("GST") In Canada, MWW's major customer is Toyota Canada, Inc. (TCI). Other clients include Webasto Roof Systems, a domestic and international manufacturer of original equipment and after market roof systems and distributor of select automotive accessories, several large accessory dealers groups and miscellaneous selected accounts in Europe. For the year ended September 2004, MWW was dependent upon three (3) customers for 94% of its revenue and 89% of its accounts receivable at September 30, 2004 were due from three (3) customers. For the year ended September 30, 2003, MWW was dependent upon three customers for 95% of its revenue and 95% of its accounts receivable at September 30, 2003 were due from three customers.

MWW devotes significant attention to its major customers and is seeking to develop relationships with additional customers, so that it will decrease its dependency on only a few major customers. For the year ended September 30, 2004, SET, GST, TCI, Webasto, and FAS represented 55%, 28%, 11%, 5%, and 1% of MWW's total revenue, respectively For the year ended September 30, 2003, SET, GST, TCI, Webasto, and FAS represented 57%, 24%, 13%, 3%, and 1% of MWW's total revenue, respectively.

RESEARCH & DEVELOPMENT

MWW believes that its future performance will depend in large part on its ability to maintain and enhance its current product lines, develop new products, maintain technological competitiveness, meet demands from customer requirements and acquire new customers.

Each major program (i.e. a running board, rear deck spoiler or bumper guard) requires approximately $100,000-200,000 for product development, including R&D, initial design and support investment. This amount includes design, development, tooling and initial inventory for at least one to two (1-2) months. Total research and development costs charged to income were $79,792 and $108,551 for the years ended September 30, 2004 and 2003, respectively.

The development phase of a new program starts between six to twelve (6-12) months before the model launch date of the car model for which they are being designed. This development phase consists of six major phases broken down into multiple sub steps:

OPPORTUNITIES / NEEDS / ISSUES REVIEW

MWW reviews new vehicle models or their provided advance data as requested by the customer or as suggested by MWW.

COMPONENT DESIGN / MODEL REVIEW

MWW creates designs in response to the conducted review and creates a prototype model based on these research results.

CUSTOMER ACCEPTANCE

The customer reviews the model, pricing, delivery timing and the program is approved and POs are being issued.

TOOLING

MWW designs and builds the production tool, assembly and processing fixtures.

PRODUCTION / ASSEMBLY PACKAGING

Production parts are verified to design, quality controlled, assembled and packaged to customer specifications.

DELIVERY TO SCHEDULE

Product is delivered as scheduled; first installations are made with the assistance of MWW representative at the port location to assure a quality launch

NEW PROGRAMS LAUNCH

MWW utilizes two different approaches for launching a new program.

1. A customer will inquire with MWW, to learn if concepts or components for a new car model currently in production or in the planning stages by an automobile manufacturer have already been developed by MWW. Based on this initial interest and on a further provisional commitment by the customer, MWW will obtain all necessary model data from the manufacturer and commence with the design and manufacturing of the new program.

2. MWW independently will determine the feasibility and the revenue potential of a new program and present its concept to the potential customer. After determining the customer's interest and subsequent commitment, MWW will begin with the development of the new program

The program development process entails the following steps:

* Determine program revenue/profit potential
* Solicit volume estimate from customer
* Model data is obtained and design concepts are developed
* Set Launch date
* Proposal including pricing is submitted to the customer
* On customer approval a prototype is built
* Review date for customer component approval
* PO issued
* Manufacturing process begins

Customer Service and Support

MWW devotes substantial resources to providing customers with technical support, customer education, and installation training. The Company believes that a high level of customer service and support is critical to the adoption of its new programs.

Technical Support

Technical support for MWW's products is provided through both field and corporate-based technical advisors. MWW provides customers with installation tools, templates and manuals. MWW is planning to utilize its web site to allow easy access to this information via password protected areas.

Product Warranties

MWW generally warrants its products to be free from material defects and to conform to material specifications for a period of three (3) years. MWW has not experienced significant returns to date.

MWW suppliers provide warranties for each product manufactured covering manufacturing defects for the same period that MWW offers to its customers. Therefore, a majority of the claims made under product warranties by MWW's customers are covered by our supplier partners and sub-suppliers.

TECHNOLOGY

PORTABLE DIGITIZING SYSTEM

In order to produce its products and at the same time expedite the design and development, MWW tries to always use the latest in digital recognition and design technology. Digital recognition refers to the use of up to date digital (versus photographic or analog) imaging equipment to capture data for manipulation using computer aided design (CAD) programs to assist the process. MWW uses portable equipment to obtain surface and/or component data acceptable for CAD, either in the field or at the processing center's location. This allows MWW to create highly accurate full-scale parts that can be used for development, presentations and sales and marketing, should the CAD data for a particular vehicle not be available in advance.

COMPUTER AIDED PHOTOGRAPHY

Utilizing computer generated concept design; MWW has been able to shorten the time period from concept to presentation by as much as sixty percent (60%), compared to traditional design methods. This design technique allows for rapid response to specification changes and the generation of photo quality montages of the component seemingly mounted on an actual vehicle for optimum presentation effect.

CAD - COMPUTER AIDED DESIGN

MWW uses CAD data as it is being made available by the automobile manufacturer or by MWW's marketing partner to generate surface data, fastening locations, verify dimensions and develop the actual component and required tooling.

TOOLING

MWW uses aluminum or steel tools to produce its vehicle body components. These tools allow high reproduction volume by MWW's manufacturers while maintaining the quality of the component produced. This tool typically does not need replacement through the entire component production life cycle and requires little or no maintenance.

BLOW MOLDING

A process to manufacture plastic parts from a mold, the Blow Molding Process allows for the production of lightweight, stable and uniformly dimensioned plastic components with a smooth and paintable surface, allowing the utilization of a range of different materials to meet the applied ISO quality standards.

PAINT

MWW uses several paint facilities, which are certified for automotive refinishing paint applications and systems. Parts are painted using a multiple step process, baked and cured to assure the required original equipment quality finish.

SOURCING

All MWW contract suppliers and production facilities are original equipment manufacturer approved and certified by the International Standards Organization ("ISO") with the ISO 9000 certification. ISO 9000 certification refers to the objectively measurable set of quality management standards and guidelines that form the basis for establishing quality management systems adopted by the ISO. The ISO is a non-governmental organization comprised of the national standards institutes of 146 countries. The facilities have been strategically selected to minimize transportation cost and logistics. Suppliers are required to participate in quality assurance audits and submit the appropriate documentation for the components it processes for MWW.

DESIGN SERVICES

MWW employs special design and engineering services that are carefully selected and qualified full service providers to complement the in-house design staff.

The selected entities are highly regarded throughout the industry with a twenty
(20) year record of accomplishment in the development of automotive accessories. MWW has been working with the same designers and firms since inception.

SUPPLIERS

MWW has established relationships with a group of global suppliers that deliver quality materials for the production of add-on components to MWW. However, MWW depends upon three major suppliers, AWA Aisin, Borla Performance and WET/NCC. MWW devotes significant attention to these three relationships. MWW believes there are numerous sources for the raw materials used in its products. For the year ended September 30, 2004, MWW made 89% of its purchases from three suppliers and at September 30, 2004, 57% of MWW's accounts payable were due to three suppliers. For the year ended September 30, 2003, MWW made 79% of its purchases from two suppliers and at September 30, 2003, 49% of MWW's accounts payable were due to two suppliers.

AWA AISIN (ASIAN WORLD CORPORATION)

AWA/Aisin is located in Japan and partially owned by the Toyota Corporation. AWA/Aisin is a Tier-1 supplier to Toyota and other third party global automobile manufacturers. Based on this close relationship, Aisin provides MWW with components and material that are original equipment manufacturer quality and provided by a Toyota certified supplier. Many of the programs that MWW sells in the United States are MWW designed variations of factory-supplied parts. Aisin also manufactures raw parts and finished goods to MWW specific design and manufacturing instructions.

BORLA PERFORMANCE

Headquartered in California with locations in Europe, Borla is one of the top two suppliers for original equipment manufacturer grade specialized stainless steel performance exhaust systems and a longstanding supplier for MWW.

PINNACLE PLASTICS

An Ohio based Blow Molder and an original equipment manufacturer approved supplier among others for Honda, Ford Motor Company and MWW.

TTE TOYOTA TEAM EUROPE

TTE is wholly owned by Toyota Motor Corporation and produces accessory components for Toyota and Lexus vehicles worldwide. TTE also services the Toyota racing program. TTE is currently exploring possibilities for common product development and marketing with MWW, but no terms have been incorporated into a binding written agreement.

WET/NCC

One of the leading original equipment manufacturers for carbon fiber seat heating systems.

COLORTEK

This firm is a Class A automotive paint facility and supplier of paint technology systems and paints. It provides high quality paint jobs for Ford, General Motors, Chrysler and MWW products. The firm is ISO 9000 certified.

CARS AND CONCEPTS / NOLDEN

German based company supplying WET/NCC seat heaters.

HELLA, INC.

One of the largest suppliers for light assemblies and other electronic parts in the world.

COMPETITION

The general aftermarket automotive industry is highly competitive. In MWW's market niche, defined as selling directly to the port processing center, competition is limited and is occasionally represented by smaller divisions of larger companies. MWW competes for a share of the overall automotive aftermarket and potential new customers. In general, competition is based on proprietary product design capabilities and product quality, features, post-sale support, price and satisfactory after sale support. MWW's competitors include companies that offer a broad range of products and services, such as urethane molded parts, running boards, ground effects, and design.

The failure to enhance existing products and customer relationships, develop and/or acquire new products or expand our ability to acquire new customers could have a material adverse effect on our business, financial condition and results of operations.

MAIN COMPETITORS

Foam Molders
Specializes in Urethane and ABS plastic components. Foam Molders currently offers only a limited spoiler programs at the port processing facilities. Foam Molders is a private company and does not release financial information.

Fibernetics
Fibernetics, a former competitor, appears to have ceased operations.

COMPETITIVE ADVANTAGES

MWW believes that its competitive edge lies in the strategic positioning of MWW as a partner for its clients and not simply another supplier. It consequently focuses on the careful cultivation of these long-standing relationships, in contrast to simply selling products to anonymous customers. By making sure, those customers are and will remain satisfied clients; MWW is not only stabilizing and growing its client roster and assuring revenue growth, but also simultaneously building and maintaining barriers of entry for competitors. MWW spent many years cultivating the relationships that led to becoming a credible supply partner in the global supply chain for Toyota and Lexus vehicles. As part of the process, MWW built a strong commercial relationship with AWA Aisin that assists MWW in design of products for new Toyota and Lexus vehicle models. With this information, MWW can prepare programs for its customers that correspond to the 3-5 year life cycles of each vehicle model. Moreover, if MWW can manage its supplier and customer relationships effectively, it is creating reasonable barriers of entry for competitors, which might make it more difficult to persuade MWW's customers to switch to their goods and services. However, there can be no reasonable assurance that MWW will be able to maintain or expand its customer relationships.

Proprietary Rights

MWW primarily relies upon a combination of trade secret laws and nondisclosure agreements to establish and protect proprietary rights in the design of its products and in the products itself. However, it may be possible for third parties to develop similar products independently, provided they have not violated any contractual agreements or intellectual property laws. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company may continue to pursue additional copyrights in the future.

Item 2.  Description of Property.

MWW's main location is in Michigan with several support teams operating from satellite/home offices in different parts of the U.S. and Germany. The principal executive office is located at 11224 Lemen Rd, Suite A, Whitmore Lake, MI 48189. This location consists of approximately 12,000 square feet and is leased under a month to month lease agreement for $8,400 per month from an independent third party. The property is in good condition and the occupancy costs are substantially similar to other business in the area. The main building (9,100 sq feet) is a steel structure built in 2000 with brick office front, two truck docks, 6 inch concrete floors, and two service doors. The office section has four separate offices, two large common areas, and two restrooms. The second warehouse located on 11236 Lemen Road, Whitmore Lake, MI 48189 is a leased facility with 3,800 sq feet. The building is a steel structure, built in 1997 with brick office front, two service doors. The office section has two offices and a large common area.

The satellite/home offices for the support teams operating in different parts of the U.S. and Germany are located at the following addresses.

3020 Leprechaun Lane, Palm Harbor, Florida, United States
4354 Capra Way, Fort Worth, Texas, United States
Frauenhoferweg 19A, 40591 Duesseldorf West Germany

MWW does not have any long term obligations or contracts for these satellite/home offices. Instead, these locations are made available by the employee or independent contractor as part of their compensation agreement. The Florida office coordinates the relationship with SET in regards to marketing and information exchange, oversees our GST sales and marketing team and the development of the Caribbean and South American clients and their associated product potential.

MWW has outgrown its current facilities and has an agreement to lease a new facility under construction. The new facility will be closer to the express way, main roads, local airport and in a larger city, Howell, Michigan. The new facility will have three truck wells, two ground doors, a technical development enclosure, 20 foot ceilings, additional office space and more parking.

The new facility is being built to suit MWW's requirements, because it will be leased from JCMD Properties LLC, a company owned by James Marvin and Michael Winzkowski, current officers, directors and major stockholders of MWW. As such, MWW will have a five-year lease with a landlord, JCMD Properties LLC that is owned by two affiliates. The new facility will be triple net leased for a term of five years, with annual adjustments and lease renewal options. The building is under construction and completion is scheduled for March 2005. MWW expects to add $40,000 in fixtures and other improvements prior to occupancy. The lease rates between MWW and JCMD Properties LLC will match existing lease rates in the area. The current cost per square foot at the Lemen Road facility is $7.50 per square foot and subject to a price increase if the lease is extended. Nearby, triple net lease rates range between $6.00 - $8.00 per square foot. Typically, the office portion is $12.00 per square foot and warehouse space is $6.00 per square foot. Rates vary between $6.00 - $8.00 per square foot depending upon the areas within a building and the set up for or design of the space.

MWW has twelve (12) full-time and two (2) part-time employees. During fiscal 2003, MWW had ten (10) full time and three (3) part time employees. MWW considers full-time to be 32 or more hours per week. Management believes that the structure of its workforce allows MWW to scale its overhead according to the scope of its design, tooling, assembly and manufacturing requirements throughout the year. MWW plans to add employees in the future.

MWW has elected to outsource various activities, such as mechanical design, tooling, machinery and manufacturing capabilities to its key suppliers AWA Aisin and Borla Performance. Outsourcing these activities allows the dynamic and economical use of resources. The outsourcing decisions was made by management to keep product development cost and overhead low and to limited the number of fully employed personnel within the company. Management believes this strategy allows the company to react to changing market conditions and scale overhead efficiently, based on the existing product demand and other general economic conditions.

Item 3.  Legal Proceedings.

MWW is not involved in any legal proceedings.

Item 4.  Submission of Matters to a vote of Security Holders.

MWW did not submit any matters to a vote of its stockholders during the fourth quarter.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is no established public trading market for the common stock of MWW.

At January 17, 2005, there were 11,251,995 shares of common stock issued and outstanding. There are 1,250,000 shares of common stock that are subject to outstanding options and warrants to purchase common stock. No shares can be sold pursuant to Rule 144 under the Securities Act. MWW voluntarily agreed to file a registration statement covering the resale of 1,597,995 shares of common stock and 1,250,000 shares of common stock underlying outstanding stock options and warrants to purchase common stock. MWW will bear the expenses incurred in connection with the filing of any such registration statement.

As of January 17, 2005, MWW had 33 common stockholders of record. No shares of preferred stock have been issued. MWW has not declared any cash dividends on its common equity for the last two years. It is unlikely that MWW will pay dividends on its common equity in the future and is likely to retain earnings and issue additional common equity in the future.

MWW did not have any securities authorized for issuance under any equity compensation plans at the end of fiscal 2004.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. MWW has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized, nor there be any assurance that MWW has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to MWW's stock. In particular, investors should refer to the section entitled, Risk Factors that May Affect Future Results and Market Price of Stock.

The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for MWW, especially our quarterly reports, as they have been filed with the SEC. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

GENERAL OVERVIEW

The Company is a manufacturer of aftermarket original equipment accessory parts for automobiles and light trucks in the United States and Canada.

All of the Company's revenues are derived through sales to automotive companies. As a consequence, the Company is dependent upon the acceptance of its products in the first instance by the automotive industry. As a result of the Company's dependence on the acceptance of its products by the automobile industry, its business is vulnerable to actions which impact the automotive industry in general, including but not limited to, current consumer interest rates, fuel costs, and new environmental regulations. Other important risks, which may impact the Company's financial results, include the fact that the Company's business is dependent on a continued source of supply of many automotive body parts from a limited number of suppliers. See Trends Risks and Uncertainties below.

Growth opportunities for the Company include expanding its geographical coverage and increasing its penetration of existing markets through internal growth and expanding into new product markets. Challenges currently facing the Company include managing its growth, controlling costs and completing the implementation of its enterprise-wide software systems and electronic commerce site and logistics exchange platform. Escalating costs of audits, Sarbanes-Oxley compliance, health care and commercial insurance are also challenges for the Company at this time.

Our Revenue and Earnings May Fluctuate.

Many factors affect our revenue and earnings, which makes it difficult to achieve predictable revenue and earnings growth. Among these factors are market and customer product demand. The following specific factors could affect our revenues and earnings in a particular quarter or over several quarterly or annual periods:

Our orders have been seasonal. Historically, our last fiscal quarter, July 1 through September 30, has been our weakest.

The requirements for our products are complex, and before buying them, customers spend a great deal of time reviewing and testing them. Our customers' evaluation and purchase cycles do not necessarily match our report periods, and if by the end of any quarter we have not sold enough new products, our orders and revenues could be below our plan. Like many companies in the automotive accessory industry, a large proportion of our business is attributable to our largest customers. As a result, if any order, and especially a large order, is delayed beyond the end of a fiscal period, our orders and revenue for that period could be below our plan.

The accounting rules we are required to follow permit us to recognize revenue only when certain criteria are met.

Our Industry is Highly Competitive.

The automotive industry is highly competitive. We compete against other vendors for a share of the overall market. In general, competition is based on the proprietary nature of our product, product quality and features, post-sale support and price. Our competitors include companies that offer a broad range of products and services.

Technology advances and customer requirements are fueling the nature of competition among automotive vendors. Increasingly, automotive supply companies compete on the basis of "design" and innovation. The need to offer innovative and well priced products that address a market demand will become increasingly important. If MWW cannot fulfill those demands, our actual results may fall behind our business plan.

In order to sustain revenue growth over the long term, we will have to introduce new products that are accepted by a broad range of customers and to significantly expand our planned service offerings. Product success is difficult to predict and the introduction of new products and growth of a market for such products cannot be assured. In the past we, like all companies, have had products that have failed to meet our revenue expectations. Expanding revenue from new product sales and the acquisition of new customers will require us to recruit, hire and train more skilled employees, and to implement management controls on bidding and executing our engagements. There can be no assurance that we will be successful in expanding revenue from existing or new products at the desired rate or in expanding our services business. The failure to do so would have a material adverse effect on our business, financial condition and results of operations.

Our Success Depends on Recruiting and Retaining Key Personnel.

Our success is dependent on technical and other contributions of key employees. We participate in a dynamic industry and our headquarters is in Michigan, where skilled technical, sales and management employees for the automotive industry are in high demand. There are a limited number of qualified employees, and the competition for such individuals is intense. There can be no assurance that we can continue to recruit and retain key personnel or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Failure to successfully recruit and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Proprietary Designs Without Copyrights or Patents.

Our success is dependent, in part, upon our proprietary designs and other intellectual property rights and trade secrets. There can be no assurance that our competitors will not independently develop or acquire similar techniques or gain access to our proprietary technology, or that we can sufficiently protect the rights to our technology. We rely on confidentiality agreements with our manufacturing alliance, employees, vendors and consultants to protect our proprietary technology. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or independently developed by competitors. Failure to obtain or maintain trade secret protection, for any reason, could have a material adverse effect on our business, financial condition and results of operations. We do not have any copyrights or patents, but seek to protect our designs solely with confidentiality and non-disclosure agreements.

Fixed Operating Expenses.

Our operating expenses are based in part on our expectations of future revenue, and expense levels are generally committed in advance of revenue. We expect to continue to increase operating expenses in order to generate and support continued growth in revenue. If we were unsuccessful in generating such revenue, our business, financial condition and results of operations could be materially adversely affected. Our net income in a given quarter or fiscal year may be disproportionately affected by a reduction in revenue

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various others assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

o Revenue recognition
o Inventories
o Allowance for doubtful accounts
o Stock based compensation


REVENUE RECOGNITION

Revenues on the sale of products, net of estimated costs of returns and allowance, are recognized at the time products are shipped to customers, legal title has passed, and all significant contractual obligations of MWW have been satisfied. Products are generally sold on open accounts under credit terms customary to the geographic region of distribution. MWW performs ongoing credit evaluations of the customers and generally does not require collateral to secure the accounts receivable.

INVENTORIES

We value our inventories, which consist primarily of automotive body components, at the lower of cost or market. Cost is determined on the average cost method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and trends in MWW's core business, current aging, and current and anticipated wholesale discounts, and class or type of inventory is analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of September 30, 2004 and 2003, we determined there was no reserve required against our account receivables.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Comparison of the Year Ended September 30, 2003 to the Year Ended September 30,2004

Sales

Net sales decreased 1,102,881, or 13.8% from $$7,982,697 in 2003 to $6,879,816 in 2004. The decrease in net sales was the result of several delays of model launch dates by Toyota. This was made up of the late release of new programs and lower volume on existing programs; new programs , Sienna Spoiler $230,261, Echo Spoiler $118,049, Matrix Spoiler $34,701 in increased sales of existing product; in 2004 exhaust system sales decreased by $583,513, and other spoiler sales decreased by $1,052,325, other component sales increases made up the $149,946.

GROSS PROFIT

For the fiscal year ended September 30, 2004, MWW's gross profit margin was 29% compared to 29% for the fiscal year ended September 30, 2003. MWW's gross profit margin remained the same. MWW's gross profit margin is influenced by a number of factors and gross margin may fluctuate based on changes in the cost of supplies and product mix and competition. Steel prices increased in August and higher freight cost affected transportation cost; but the company was able to minimize the impact of these increases by reducing other material cost during the year. As a result of the decrease in the Company's sales, the Company experienced a decrease in its accounts receivable of $165,568 to $518,026 at September 30, 2004 from $683,594 at September 30, 2003, or 24%. In addition, inventory levels decreased $188,867 to $721,268 from $ 910,135 during the same period in 2003. Equipment used in manufacturing its products was unchanged.

In order to finance its expanding operations, the Company obtained conventional bank and lease financing, which provided the liquidity to meet it's on- going and anticipated working capital requirements, as well as increase its inventory levels and invest in equipment utilized in the ordinary course of its business operations.

In summary, the change in product sales has been the catalyst for the change in the Company's financial position, results of operations and cash flow for the year ended September 30, 2004. There is no assurance the Company's past results is indicative of future performance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company's selling, general and administrative expenses decreased $96,068, or 5%, from $1,958,371 during the year ended September 30, 2003. The Company incurred research and development costs of $79,792 during 2004 as compared to $108,551 in 2003, an decrease of $28,759, or 26.5%. The level of research and development costs are dependent upon the Company's customers' design changes to their automotive models and the company's exploration into changes in the application of new materials utilized, such as fiber glass and resins. The Company is operating in a highly technical industry and management anticipates research and development costs will remain a significant component of its ongoing operating expenditures.

The Company incurred compensation costs of approximately $742,872 during 2004 as compared to approximately $950,000 in 2003, a decrease of approximately $207,000, or 22%. The cost of insurance coverage, including employee benefit plan coverage, decreased $39,977 during this period and travel costs associated with the increased number of projects and expanding customer base, increased approximately $5,527 in 2004 as compared to $36,000 in 2003.

FINANCING EXPENSES

MWW incurred interest expense of $19,285 in 2004 as compared to $41,515 in 2003, a decrease of $22,230, or 54%. MWW's anticipated growth and resulting continued need for financing; it is anticipated interest costs will increase in the future.

OTHER INCOME

Other income decreased from $67,146 in 2003 to $13,883 in 2004, a decrease of $53,263. Other income consists primarily of gains (losses) on foreign currency, gain in the sale of assets and interest income. While not a recurring activity, the Company's management from time to time assesses its foreign currency risks in connection with its agreements to acquire inventory and materials from its vendors and enters into contracts to hedge such risks. The Company currently has no foreign currency contracts.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had working capital of $946,229. As a result of our net income of $65,360, adjusted principally for a $165,566 decrease in accounts receivable, we used $112,608 in operating activities during the year ended September 30, 2004. We used $37,463 of cash to acquire new property and equipment during the year. We met our cash requirements during the year by borrowing, debt, $290,825, net of repayments and through the issuance of stock to Friends & Family in the amount of $343,121.

MWW has incurred and recorded expenses in 2004 directly associated with becoming a publicly traded company. These direct expenses, exceeded $250,000 and were for the activities associated with prior years audits, legal and marketing costs. There were no comparable expenses or activities in 2003. A number of these expenses are non-reoccurring and will not have an impact on future reporting periods

MWW currently has a $750,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs. On March 1, 2004, MWW entered into an asset based loan agreement with Key Bank N.A. to borrow up to $750,000 (the "Loan"). The Loan is due on January 31, 2005. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan further, Mr. Winzkowski, Mr. Marvin and JCMD Properties, LLC (an entity controlled by Mr. Winzkowski and Mr. Marvin) each executed a commercial guaranty for an unlimited amount in favor of Key Bank N.A. The Loan with Key Bank N.A. is a standard asset based loan agreement. The Loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than 3.50 to 1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12-month period. MWW is in compliance with the terms and conditions of its agreement with Key Bank N.A. MWW does not have restrictive covenants on any other indebtedness and believes that is has satisfactory relationships with its creditors and that the agreement will be extended at the due date.

MWW expects capital expenditures to be $440,000 for fiscal 2005. These anticipated expenditures are for continued investments in property, tooling and equipment used in our business.

Management believes that available cash, the line of credit, and cash generated from operations will be adequate to fund MWW's capital requirements for the foreseeable future. Management has disclosed plans to seek additional capital to be used for general corporate purposes.

The Company's predecessor, MWWLLC had chosen to be treated as a partnership for federal income tax purposes. A partnership is a not a tax paying entity for federal income tax purposes. Accordingly, no federal income tax expense has been recorded in the financial statements for the year ended September 30, 2003. All income or losses were reported on the individual members' income tax returns. MWWLLC was however liable for state income taxes. MWWLLC provided for income taxes based on pre-tax earnings reported in the financial statements.

The Company has adopted Financial Accounting Standard No. 109 (SFAS 109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax provision reported in the consolidated financial statements for the year ended September 30, 2004 is based on the then effective tax status of the Company for income tax purposes. Accordingly, the tax provision reported for year ended September 30, 2004 is not comparable to September 30, 2003.

Comparison of the Year Ended September 30, 2003 to the Year Ended September 30, 2002

Sales

Net sales increased $3,659,143, or 84.6% from $4,323,554 in 2002 to $7,982,697 in 2003. The increase in net sales was the result of adding Toyota Canada, Inc. as a customer in 2003 and making more sales to existing customers. Both actions lead to an approximate 58% increase in sales. During 2003, the Company generated sales from new programs 4Runner Spoilers $1,786,000, Sienna Spoiler $181,000, Echo Spoiler $55,000, Matrix Spoiler $130,200 and increased sales of existing products exhaust system sales increased by $320,000, and other spoiler sales increased by $1,060,000, other component sales increases made up the $127,000.

GROSS PROFIT

For the fiscal year ended September 30, 2003, MWW's gross profit margin was 29% compared to 25% for the fiscal year ended September 30, 2002. MWW's gross profit margin increased primarily because of adjustments to product mix and pricing. MWW's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix and competition.

As a result of the growth in the Company's sales, the Company experienced an increase in its accounts receivable of $291,421 from $392,173 at September 30, 2002 to $683,594 at September 30, 2003, or 74.3%. In addition, inventory levels increased $67,045 from $843,090 to $910,135 during the same period. Equipment used in manufacturing its products increased $168,114 from $109,788 to $277,902.

In order to finance growth during fiscal 2003, the Company obtained conventional bank and lease financing, which provided the liquidity to meet its working capital requirements, increase its inventory levels and invest in equipment utilized in the ordinary course of its business operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company's selling, general and administrative expenses increased $1,034,523, or 112%, from $923,848 during the year ended September 30, 2002 to $1,958,371 during the year ended September 30, 2003. The Company incurred research and development costs of $108,551 during 2003 as compared to $71,345 in 2002, an increase of $37,206, or 52.1%. The level of research and development costs are dependent upon the Company's customers' design changes to their automotive models and changes in the application of materials utilized, such as fiber glass and resins.

The Company operates in a highly technical industry and management anticipates research and development costs will remain a significant component of its ongoing operating expenditures.

The Company incurred compensation costs of approximately $1,248,00 during 2003 as compared to approximately $488,000 in 2002, an increase of $760,000, or 155%. The increase was related to the costs of the Company compensating its owners and key employees during 2003. The cost of insurance coverage, including employee benefit plan coverage, increased $94,000 during this period and travel costs associated with the increase in revenues and expanding customer base, increased approximately $36,000 in 2003 as compared to 2002.

FINANCING EXPENSES

MWW incurred financial expense of $42,863 in 2003 as compared to $11,778 in 2002, an increase of $31,085, or 264%. The increase is a result of MWW increasing its debt to meet its working capital requirements in 2003. As a result of MWW's anticipated growth and resulting continued need for financing, it is anticipated interest costs will continue to increase in the future.

OTHER INCOME

Other income increased from $44,366 in 2002 to $67,146 in 2003, an increase of $22,780. Other income consists primarily of gains (losses) on foreign currency contracts and interest income. While not a recurring activity, the Company's management from time to time assesses its foreign currency risks in connection with its agreements to acquire inventory and materials from its vendors and enters into contracts to hedge such risks. The Company currently has no foreign currency contracts.

LIQUIDITY AND CAPITAL RESOURCES

At of September 30, 2003, the Company had working capital of $423,372 net of $215,533 due to the owners of MWW. As a result of our net income of $341,733, adjusted principally for a $291,421 increase in accounts receivable, we generated $17,083 in cash flow from operations during the year ended September 30, 2003. We used $168,114 of cash to acquire new property and equipment during the year, consisting of a Loader for the warehouse $25,600 and $142,500 for product tooling. We met our cash requirements during the year by borrowing, through the issuance of debt, $287,294, net of repayments.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, INVENTORY COSTS-- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152") The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE MARKET PRICE OF OUR SECURITIES.

BUSINESS CONCENTRATION

During the year ended September 30, 2004, MWW recognized approximately 94% of its revenues from sales of its products to three (3) customers, South East Toyota, Gulf States Toyota and Toyota Canada, Inc. During the year ended September 30, 2003, MWW recognized approximately 95% of its revenues from sales of its products to three (3) customers, South East Toyota, Gulf States Toyota and Toyota Canada, Inc. MWW's management considers its relationships with these customers to be satisfactory. Given the concentration of its sales to a few key customers, MWW's revenue will be subject to the policies and practices of these customers. MWW management continues to concentrate its efforts on further expanding its customer base in order to reduce its reliance on its current customers. First deliveries have been made directly to the Toyota manufacturing plant in Canada and requests for quotations have been received form several large potential customers.

During the years ended September 30, 2004 and 2003, MWW purchased approximately 62% and 79%, respectively of its goods for resale from two (2) vendors, AWA Aisin and Borla Performance, and expects to continue to obtain a significant percentage of its products from these vendors in future periods. While MWW's management considers its relationships with the vendors to be satisfactory, given the concentration of its purchases from a few key vendors, its access to products needed in its ordinary course of business may be subject to the policies and practices of the key vendors.

LACK OF LONG-TERM AGREEMENTS

MWW does not have worldwide operations as its name may imply. MWW does not have any material agreements with Toyota Motor Corporation of Japan as may be implied by its dealings with South East Toyota Distributors, Inc., Gulf States Toyota, Inc. or Toyota Canada, Inc. Moreover, MWW does not have long-term agreements with its key customers or its key suppliers.

INFLATION

In the opinion of management, inflation has had an impact on freight and stainless steel cost on MWW's financial condition and results of its operations.

OFF-BALANCE SHEET ARRANGEMENTS

MWW does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Potential fluctuations in annual operating results

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions and economic conditions specific to the automobile industry.

Our annual results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results may fall below our expectations or those of investors in some future quarters.

DEPENDENCE UPON MANAGEMENT

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Michael Winzkowski, our Chief Executive Officer and Chairman of the Board of Directors and James C. Marvin, our Chief Operating Officer and member of our Board of Directors. If we lost the services of either Mr. Winzkowski or Mr. Marvin, or other key employees before we could get qualified replacements, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

LACK OF INDEPENDENT DIRECTORS

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between MWW and its stockholders generally and the controlling officers, stockholders or directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of MWW, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

CONTINUED CONTROL BY CURRENT OFFICERS AND DIRECTORS

The present officers and directors own approximately 86% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control MWW, including, without limitation, authorizing the sale of equity or debt securities of MWW, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

MANAGEMENT OF GROWTH

We may experience growth, which will place a strain on our managerial, operational and financial systems resources. To accommodate our current size and manage growth if it occurs, we must devote management attention and resources to improve our financial strength and our operational systems. Further, we will need to expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage our existing operations or the growth of our operations, or that our facilities, systems, procedures or controls will be adequate to support any future growth. Our ability to manage our operations and any future growth will have a material effect on our stockholders.

NO PUBLIC MARKET FOR MWW'S SECURITIES

There has never been any "established trading market" for shares of common stock of MWW. MWW intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"). If a market for MWW's common stock does develop; the stock price may be volatile. No assurance can be given that any market for MWW's common stock will develop or be maintained. Moreover, there can be no assurance that MWW's common stock will be quoted on the OTC Bulletin Board or elsewhere. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market; and all of these persons have satisfied the "holding period" under Rule 144. There is currently no market for MWW's common stock and there is no assurance that a market will develop. If a market develops, we anticipate that the market price of MWW's common stock will be subject to wide fluctuations in response to several factors including;

 - MWW's ability to execute its business plan and significantly grow the business.
 - MWW's ability to generate brand recognition.
 - Increased competition from competitors who offer competing services.
 - MWW's financial condition and results of operations.

LIMITED MARKET DUE TO PENNY STOCK

MWW's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and
Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for MWW's shares of common stock or, if such a market develops its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in MWW's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for MWW's stockholders to resell their shares to third parties or to otherwise dispose of them.

Item 7.  Financial Statements.

The financial statements required by Item 310(a) of Regulation S-B are included below on pages F-1 to F-22.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

MWW engaged the accounting firm of Russell Bedford Stefanou & Mirchandani LLP to audit its balance sheet as of September 30, 2004 and 2003, and the related statements of stockholder's equity, income and cash flows for the years then ended. Russell Bedford Stefanou & Mirchandani LLP has served as the accountants since MWW voluntarily filed a registration statement on Form 10-SB on February 11, 2004. There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

Item 8A. Controls and Procedures.

As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer made an evaluation of the company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 under the Exchange Act, in the opinion of the Chief Executive Officer and the Chief Financial Officer, the disclosure controls and procedures are effective.

During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance With Section 16(a) of the Exchange Act.

Michael Winzkowski, age 54, and James C. Marvin, age 49, are the directors of MWW. Both were appointed to MWW's board of directors in October 2003 in connection with the purchase of MWWLLC. In October 2003, both men were elected to serve until the next annual meeting of the stockholders. Mr. Winzkowski was appointed by the board of directors to serve as Chief Executive Officer, President and Secretary. Mr. Marvin was appointed by the board of directors to serve as Chief Operating Officer and Chief Financial Officer. The board made these appointments in October 2003. No member of the board is independent since both directors are employees of MWW. MWW does not have a standard arrangement for the compensation of its directors. At present, MWW's directors serve without compensation for acting as directors and do not receive any special compensation for committee participation or special assignments, but do receive salaries and other benefits as employees of MWW.

MWW does not have a majority of independent directors, have a separately-designated audit committee, or a person designated as an audit committee member financial expert. MWW does not have a majority of independent board members, separately designated audit committee or an audit committee member financial expert because the cost of identifying, interviewing, appointing, educating, and compensating such persons would outweigh the benefits to its stockholders at the present time. If MWW is successful in its efforts to secure additional capital, the resources may be available to appoint additional directors.

Mr. Winzkowski and Mr. Marvin have had written employment agreements with MWWLLC since March 23, 2003. The material terms of their employment agreements are set forth in the section below titled Executive Compensation.

Michael Winzkowski has served as Chief Executive Officer, President, Secretary and Director of MWW since October 2003. Mr. Winzkowski has been the President of MWWLLC since August 1998. From July 1997 to March 2001, Mr. Winzkowski was the Managing Director and President of Inalfa-Skylyte. Mr.Winzkowski has been involved in the automotive accessory business for the past seventeen (17) years. His experience includes: General Manager Farmont Sunroofs Inc.; Director of the Global Aftermarket Operations, CEO of North America and Board Member of Inalfa-Skylyte Sunroofs. Mr. Winzkowski holds a degree in chemical Bio-Engineering and in addition studied Business, Marketing and Accounting Administration. He is an accomplished commercial pilot with close to 10,000 Hrs of flight experience, holding European and US Commercial, Air Transport Pilot and Instrument pilot certificates and a variety of Turboprop and Business Jet type ratings along with his single and multi engine ratings. Mr. Winzkowski is a member and manager of JCMD Properties LLC. MWW has agreed to occupy a new facility in Howell, Michigan as its principal business location that is being built to suit MWW' s requirements by JCMD Properties LLC under a five-year triple net lease agreement.

James C. Marvin has served as Chief Operating Officer, Chief Financial Officer and Director of MWW since October 2003. Mr. Marvin has been the Operations Manager and Chief Operating Officer of MWWLLC since August 1998. From July 1997 to December 2000, Mr. Marvin was the Managing Director and Operations Manager of Inalfa-Skylyte. Mr. Marvin has been involved in the automotive accessory industry for the past twenty seven (27) years. Following fourteen (14) years with Cars & Concepts, Inc., a successful automotive accessory design and manufacturing company, Mr. Marvin left his position as Vice President and Controller in 1991, to co-establish Skylite Sunroofs, Inc. In 1994 he was involved in the merger of a European company and Skylite Sunroofs. In 1997 Inalfa Industries acquired the company and Mr. Marvin became the COO and a member of the board of directors of the North American aftermarket entity. Mr. Marvin attended Lake Superior and Cleary Universities majoring in Business and obtained degrees in Business Accounting and Business Administration. Mr. Marvin is a member and manager of JCMD Properties LLC. MWW has agreed to occupy a new facility in Howell, Michigan as its principal business location that is being built to suit MWW' s requirements by JCMD Properties LLC under a five-year triple net lease agreement.

The following individuals are expected to make significant a contribution to the business.

Gregory G. Green, Sales Manager. Age 49. Mr. Green has been employed in the automotive accessories business for the past twenty five (25) years. After thirteen 13 years with a successful U.S. OEM and aftermarket accessories manufacturer in the positions of Assembly Foreman, Production Supervisor and subsequently as Sales Manager, he took a position as Sales Manager for the newly formed Skylite-Sunroofs in 1991. In 2000, Mr. Green left Skylite Sunroofs, became the Director of Business Development for MWW. Mr. Green finished his high school education while in the US army and attended Hondo College after his honorable discharge from the Armed Forces. In the years to follow, he attended numerous business seminars and college courses to enhance his marketing and sales skills. Mr. Green owns 470,400 shares of common stock and was one of the three owners of MWWLLC. Mr. Green has an employment agreement with MWWLLC that provides for a bi-weekly gross salary of $2,307.69 plus sales commissions.

Charley Willis, Sales Account Manager. Age 44. Mr. Willis has fifteen (15) years experience in Sales, Marketing, and new program development of automotive accessories. Customers ranged from traditional aftermarket distribution companies to large OEM companies. The past four (4) years he has been involved in MWW product development, opportunity identification and project management and is MWW's account manager for GST, Houston's (Toyota Port) and Audi/VW port in Texas. Mr. Willis attended Texas Wesleyan College and received a degree in Mass Communications, Advertising, and Marketing.

The personnel plan calls for increasing total employees from 13 persons to 21 persons, within the next 12 months, an increase of 62%. Management anticipates that most new employees will be in functional areas that will support product development, sales and marketing, followed by service.

Section 16(a) Beneficial Ownership Reporting Compliance

MWW is not aware of any reporting person that failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior years, except Michael Winzkowski and James C. Marvin each did not timely file a Form 3 by the effective date of MWW's registration statement on Form 10-SB.

Item 10. Executive Compensation.

The Summary Compensation Table below identifies the compensation of Michael Winzkowski and James Marvin. Mr. Winzkowski and Mr. Marvin are the only MWW executives with total annual salary and bonus that exceeded $100,000 during the last two years. Mr. Winzkowski and Mr. Marvin entered written employment agreements with MWWLLC on March 23, 2003 for the two year period from October 1, 2003 through September 30, 2005. During the first year of the employment term, Mr. Winzkowski and Mr. Marvin each earn $120,000 as their base salary; receive a car allowance and discretionary bonuses. During the second year of the employment term, Mr. Winzkowski and Mr. Marvin each earn $180,000 as their base salary; receive a car allowance and discretionary bonuses. MWW and its predecessor MWWLLC paid no bonuses to Mr. Winzkowski and Mr. Marvin during 2004 and each received bonuses of $117,000 during fiscal 2003.


----------------------------------------------------------------------------------------------------------------
                                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------
                                                                       Long Term Compensation
                                                             -------------------------------------
                                  Annual Compensation                   Awards           Payouts
                        -----------------------------------  ------------------------- -----------
      (a)         (b)       (c)         (d)        (e)         (f)             (g)            (h)         (i)
Name                                             Other       Restricted    Securities
and                                              Annual      Stock         Underlying         LTIP      All Other
Principal                                        Compen-                   Options/SARS
Position         Year     Salary($)   Bonus($)   sation($)   ($)           (#)                ($)       ($)
----------------------------------------------------------------------------------------------------------------
                 2004     180,000            0      0           0           0                 0         0
Michael          2003     120,000      117,000      0           0           0                 0         0
Winzkowski       2002     100,000       65,000      0           0           0                 0         0
  CEO            2001      45,000            0      0           0           0                 0         0
----------------------------------------------------------------------------------------------------------------
                 2004     180,000            0      0           0           0                 0         0
James            2003     120,000      117,000      0           0           0                 0         0
Marvin           2002     100,000       65,000      0           0           0                 0         0
  COO            2001      45,000            0      0           0           0                 0         0


MWW did not make any option or SAR grants in its last fiscal year and has not adopted a long term incentive compensation plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of our fiscal year ended September 30, 2004, by:

each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

each of our officers and directors; and

all our officers and directors as a group.

Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them


Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------
      (1)                                    (2)                                      (3)                    (4)
  Title of Class             Name and Address of Beneficial Owner            Amount and Nature of        Percent of
                                                                               Beneficial Owner            Class**
  $.001 par value common     Michael Winzkowski                              4,564,800 shares (a)            41%
           stock             PO Box 2462,                                          (direct)
                             Palm Harbor, FL 34682-2462
                             Mgmt.
  $.001 par value common     James C. Marvin                                 4,564,800 shares (b)            41%
           stock             PO Box 2462,                                          (direct)
                             Palm Harbor, FL 34682-2462
                             Mgmt.
  $.001 par value common     Greg Green                                         470,400 shares               4%
           stock             PO Box 2462,                                          (direct)
                             Palm Harbor, FL 34682-2462
                             Key employee
  $.001 par value common     Wendover Investments Limited*                       4,000 shares                9%
           stock             5th Floor, Zephyr House,                              (direct)
  $.001 par value common     Mary Street,                                      1,000,000 options
           stock             Grand Cayman, Cayman Islands                          (direct)
  underlying stock option    BWI
  $.001 par value common     Rainer Poertner                                    735,809 shares               7%
           stock             730 Oxford Avenue                                     (direct)
  $.001 par value common     Marina del Rey, CA 90292                           200,000 options
           stock                                                                   (direct)
  underlying stock option
  $.001 par value common     All directors and officers as a group (2              9,129,600                82%
           stock             individuals)

*Wendover Investments Limited owns 4,000 shares of common stock and a common stock purchase warrant to acquire up to 1,000,000 shares of common stock at purchase price of $.50 per share. Mr. Robert Lyons is the principal of Wendover Investments Limited. Under Rule 13(d)(1) a person is deemed the beneficial owner if that person has the right to acquire the securities within 60 days pursuant to options, warrants, conversion privileges or other rights.

**Percentages are based upon the amount of outstanding securities at September 30, 2004, 11,251,995 shares, plus for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(a) Does not include 1,000 shares purchased by Ms. Johanna Winzkowski in May 2004, the mother of Michael Winzkowski. Michael Winzkowski disclaims any beneficial ownership of the shares referred to in the preceding sentence. (b) Does not include 10,000 shares purchased by Ms. Joanne Marvin or 770 shares purchased by Mr. Scott F. Marvin in May 2004, the mother and brother of James C. Marvin, respectively. James C. Marvin disclaims any beneficial ownership of the shares referred to in the preceding sentence.

Item 12. Certain Relationships and Related Transactions.

On October 1, 2003, MWW acquired 100% of the membership interests in Marketing Worldwide LLC, a Michigan limited liability company ("MWWLLC"), in a tax-free exchange whereby MWWLLC became a wholly owned subsidiary of MWW. Under the Purchase Agreement, the three selling members of MWWLLC were issued 9,600,000 shares of common stock. Michael Winzkowski received 4,564,800 shares, James C. Marvin received 4,564,800 shares and Gregory G. Green received 470,400 shares of MWW under the Purchase Agreement. Immediately following the transaction, Michael Winzkowski and James C. Marvin became the officers and directors of MWW. Mr. Winzkowski and Mr. Marvin serve as members of MWW's board of directors without compensation. However, Mr. Winzkowski and Mr. Marvin have written employment agreements with MWWLLC and received annual compensation of $180,000 and $120,000 for the year ended September 30, 2004 and 2003, respectively. Further, each received a bonus of $0 and $117,000 for the year ended September 30, 2004 and 2003, respectively.

At September 30, 2003, MWW reported a related party note payable balance of $$215,533. The amount was due and owing to Mr. Winzkowski and Mr. Marvin. For the year ended September 30, 2003, no related party interest was charged to operation because the interest was waived. Subsequent to September 30, 2003, all related party notes were repaid by MWW. During the next twelve months, MWW will begin making lease payments under a five-year lease with a landlord, JCMD Properties LLC, that is owned by James Marvin and Michael Winzkowski.

Michael Winzkowski, James C. Marvin, Gregory G. Green, Richard O. Weed and Rainer Poertner are defined as promoters by the Securities Act Rules since each directly or indirectly took initiative in founding and organizing the business of MWW. Mr. Weed served as the sole Director, President, Secretary and Treasurer of MWW from its inception on July 21, 2003 until the effective date of the acquisition of MWWLLC on October 1, 2003. Mr. Weed was granted a Stock Option to purchase 250,000 shares of MWW common stock at $1.00 per share that expires December 31, 2008 as an incentive to represent MWW as legal counsel. Mr. Weed is a partner in Weed & Co. LLP and has provided legal services to MWW under a Fee Agreement since August 15, 2003. Weed & Co. LLP has been paid $7,875 in cash for its services and expects to receive an additional $22,125 in cash or common stock as compensation for filing a registration statement for MWW. Mr. Poertner has provided consulting services to MWW and MWWLLC since April 2003. Under the Consulting Agreement with MWW dated August 15, 2003, Mr. Poertner received $4,000 per month plus expenses. Mr. Poertner is the former Chief Executive Officer and a former director of two publicly traded companies. Mr. Poertner was retained by MWW to advise its management and stockholders on corporate growth strategies, strategic alliances, and interaction with the financial community. On October 12, 2004, MWW and Mr. Poertner executed a written Amendment to Consulting Agreement (the "Amendment"). Under the Amendment, MWW increased Mr. Poertner's monthly consulting fee to $7,000 per month effective as of July 1, 2004 to reflect that Mr. Poertner's role had been expanded to include responsibility for strategic planning, marketing, and general business operations. Mr. Poertner was issued 535,809 shares of MWW common stock as compensation for services rendered and to be rendered under the Consulting Agreement and Amendment. Further, the Amendment clarified that Mr. Poertner shall not receive any transaction based compensation and that the exercise price of Mr. Poertner's stock option to purchase 200,000 shares of MWW common stock shall be at a price equal to 125% of the 30 day average closing bid price for MWW's common stock for the first 30 days of trading in the U.S. capital markets.

Item 13. Exhibits.

DESCRIPTION OF EXHIBITS

Exhibits                                                            Page No.
--------                                                            --------

(3)(i)   Certificate of Incorporation *
(3)(ii)  Bylaws *
(4)(1)   Form of Common Stock Certificate *
(4)(2)   Common Stock Purchase Warrant with Wendover Investments Limited *
(4)(3)   Stock Option Agreement with Richard O. Weed *
(10)(1)  Consulting Agreement with Rainer Poertner
(10)(2)  Fee Agreement with Weed & Co. LLP *
(10)(3)  Purchase Agreement MWW and MWWLLC *
(10)(4)  Amendment to Purchase Agreement between MWW and MWWLLC**
(10)(5)  Employment Agreement with CEO Michael Winzkowski**
(10)(6)  Employment Agreement with COO/CFO James Marvin**
(10)(7)  Loan Agreement with KeyBank N.A.***
(10)(8)  Amendment to Consulting Agreement with Rainer Poertner***
(10)(9)  Employment Agreement with Greg Green
(10)(10) Real Property Lease Agreement for 11224 Lemen Road, Suite A
(10)(11) Real Property Lease Agreement for 11236 Lemen Road
(10)(12) Supplier and Warranty Agreement
(21)     Subsidiaries of Registrant *
(31.1)   CEO Certifications Under Section 302
(31.2)   CFO Certifications Under Section 302

(32.1)   CEO Certifications Under Section 906
(32.2)   CFO Certifications Under Section 906

* previously filed on February 11, 2004 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279.

** previously filed on August 10, 2004 as part of the Registration Statement on Form 10-SB12G/A Amendment No. 1 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-04-001719.

*** previously filed on November 9, 2004 as part of the Registration Statement on Form 10-SB12G/A Amendment No. 2 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-04-002436.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Russell Bedford Stefanou & Mirchandani LLP for the audit of MWW's annual financial statements and review of financial statements included in MWW's quarterly reports on Form 10-QSB were $89,907 and $0.

Audit-Related Fees

There were no audit-related fees billed by Russell Bedford Stefanou & Mirchandani LLP reasonably related to the performance of the audit or review of MWW's financial statements and not reported above during the last two fiscal years.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services by Russell Bedford Stefanou & Mirchandani LLP for tax compliance, tax advice, and tax planning was $7,915. The nature of the professional services comprising these fees were usual and customary services related to the preparation of the applicable state and federal tax returns.

All Other Fees

There were no other fees billed during the last two fiscal years for professional services by Russell Bedford Stefanou & Mirchandani LLP for products and services other than services reported above.

Audit Committee Policies and Procedures

MWW does not have a separate audit committee. As such, all decisions concerning audit services and fees are determined by the board of directors.

MWW believes that the majority of the hours expended on Russell Bedford Stefanou & Mirchandani LLP's engagement to audit MWW's financial statements for the most recent fiscal year were attributed to work performed by full time, permanent employees of Russell Bedford Stefanou & Mirchandani LLP.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARKETING WORLDWIDE CORPORATION


                                       BY: /S/ MICHAEL WINZKOWSKI
                                       -------------------------------
                                       NAME: MICHAEL WINZKOWSKI
                                       TITLE: CHIEF EXECUTIVE OFFICER
                                       Date: January 27, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       BY: /S/ MICHAEL WINZKOWSKI
                                       -------------------------------
                                       NAME: MICHAEL WINZKOWSKI
                                       TITLE: CHIEF EXECUTIVE OFFICER,
                                       SECRETARY AND DIRECTOR
                                       Date: January 27, 2005


                                       BY: /S/ JAMES C. MARVIN
                                       ------------------------------
                                       NAME: JAMES C. MARVIN
                                       TITLE: CHIEF FINANCIAL OFFICER
                                       AND DIRECTOR
                                       Date: January 27, 2005

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         MARKETING WORLDWIDE CORPORATION

                       FINANCIAL STATEMENTS AND SCHEDULES

                           SEPTEMBER 30, 2004 AND 2003

                         MARKETING WORLDWIDE CORPORATION
                   Index to Consolidated Financial Statements
--------------------------------------------------------------------------------

CONTENTS                                                               PAGE NO.
--------                                                               --------

Report of Independent Registered Certified Public Accounting Firm            F-3

Consolidated Balance Sheet at September 30, 2004                             F-4

Consolidated Statements of Income for the two years
  Ended September 30, 2004 and 2003                                          F-5

Consolidated Statement of Stockholder's Equity for the Two Years
  Ended September 30, 2004                                                   F-6

Consolidated Statements of Cash Flows for the Years
  Ended September 2004 and 2003                                              F-7

Notes to the Consolidated Financial Statements                        F-8 ~ F-22

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors,
Marketing Worldwide Corporation,
Whitmore Lake, MI.

We have audited the accompanying consolidated balance sheet of Marketing Worldwide Corporation, and its wholly owned subsidiary (the Company) as of September 30, 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for the two years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of Marketing Worldwide Corporation, as of September 30, 2004 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the accompanying consolidated financial statements, the balance sheet as of September 30, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended September 30, 2003 have been restated.


                                    /S/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
New York, New York                  Russell Bedford Stefanou Mirchandani LLP
December 3, 2004                    Certified Public Accountants

                         MARKETING WORLDWIDE CORPORATION
                           Consolidated Balance Sheet
                               September 30, 2004
--------------------------------------------------------------------------------

ASSETS
Current assets:
Cash and cash equivalents                                            $  532,110
Accounts receivable, net                                                518,028
Inventories (Note D)                                                    721,268
Deferred tax assets (Note M)                                              7,023
Other current assets                                                    286,596

                                                                     -----------
TOTAL CURRENT ASSETS                                                  2,065,025

Property, plant and equipment, net (Note E)                             195,361
Other assets, net                                                         8,688

                                                                     -----------
Totals                                                               $2,269,074
                                                                     ===========

LIABILITIES AND  STOCKHOLDERS EQUITY
Current liabilities:
Notes payable, current portion (Note H)                              $  600,333
Current portion of capital lease obligation (Note P)                      3,927
Accounts payable                                                        230,808
Notes payable - related parties (Note G)                                104,271
Other current liabilities (Note F)                                      179,457

                                                                     -----------
TOTAL CURRENT LIABILITIES                                             1,118,796
                                                                     -----------

Notes payable - long term portion (Note H)                              130,000
Capital leases - long term portion (Note P)                               6,257
Deferred tax liabilities - long term portion (Note M)                    30,361
                                                                     -----------
TOTAL LIABILITIES                                                     1,285,414
                                                                     -----------

Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
  shares issued and outstanding - 0                                          --
Common stock - $0.001 per value, 100,000,000 shares authorized:
  11,251,995 shares issued and outstanding                               11,252
Additional paid-in capital                                              907,048
Retained earnings                                                        65,360

                                                                     -----------
    TOTAL STOCKHOLDERS EQUITY                                           983,660
                                                                     -----------
Totals                                                               $2,269,074
                                                                     ===========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         MARKETING WORLDWIDE CORPORATION
                        Consolidated Statements of Income
                 For the Years Ended September 30, 2004 and 2003
--------------------------------------------------------------------------------

                                                        2004             2003
                                                                     (As restated,
                                                                       - Note B)
                                                    -----------      -----------
NET SALES                                           $6,879,816       $7,982,697

Cost of sales                                        4,883,258        5,698,876
                                                    -----------      -----------
GROSS PROFIT                                         1,996,558        2,283,821
                                                    -----------      -----------

OPERATING EXPENSES:
     Selling expenses                                  300,446          315,251
     General and administrative expenses             1,561,857        1,643,120
     Financial expenses                                 20,888           42,863
                                                    -----------      -----------
         TOTAL OPERATING EXPENSES                    1,883,191        2,001,234
                                                    -----------      -----------

INCOME FROM OPERATIONS                                 113,367          282,587

Other income (Note K)                                   13,883           67,146
                                                    -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES               127,250          349,733

Provision for income taxes (Note M)                     61,890            8,000
                                                    -----------      -----------

NET INCOME                                          $   65,360       $  341,733
                                                    ===========      ===========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                       F-5

                                                 MARKETING WORLDWIDE CORPORATION
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           FOR THE TWO YEARS ENDED SEPTEMBER 30, 2004


                                      Preferred                   Common     Additional
                          Preferred     Stock        Common       Stock       Paid-in      Retained     Members'
                           Shares       Amount       Shares       Amount      Capital      Earnings     Capital        Total
                         ------------------------------------------------------------------------------------------------------
Balance at
  October 1, 2002               --   $       --           --   $       --   $       --   $       --   $  176,656    $  176,656

Net income (restated)           --           --           --           --           --           --      341,733       341,733
                         ----------  -----------   ----------  -----------  -----------  -----------  -----------   -----------
Balance at
  September 30, 2003
  (restated)                    --   $       --           --   $       --   $       --   $       --   $  518,389    $  518,389
                         ----------  -----------   ----------  -----------  -----------  -----------  -----------   -----------

Reclass of membership
  interest to notes
  payable - related
  parties in
  October 2003                  --           --           --           --           --           --     (100,000)     (100,000)

Shares issued in
  exchange for cash
  and investment                --           --      400,000          400        3,800           --           --         4,200

Shares issued in
  connection with
  acquisition of
  membership
  interests of
  Marketing Worldwide
  LLC valued at $0.04
  per share                     --           --    9,600,000        9,600      408,789           --     (418,389)           --

Shares issued in
  exchange for cash
  valued at $1.50
  per share                     --           --        4,000            4        5,996           --           --         6,000

Shares issued in
  exchange for cash
  valued at $.65
  per share                     --           --      512,186          512      332,409           --           --       332,921

Shares issued in
  exchange for
  consulting services
  at $0.05 per share            --           --      535,809          536       26,254           --           --        26,790

Shares issued in
  exchange for
  consulting services
  at $0.65 per share            --           --      200,000          200      129,800           --           --       130,000

Net income                      --           --           --           --           --       65,360           --        65,360

                         ----------  -----------  -----------  -----------  -----------  -----------  -----------   -----------

Balance at
  September 30, 2004            --   $       --   11,251,995   $   11,252   $  907,048   $   65,360   $       --    $  983,660
                         ==========  ===========  ===========  ===========  ===========  ===========  ===========   ===========


                                 SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                              F-6

                            MARKETING WORLDWIDE CORPORATION
                         Consolidated Statements of Cash Flows
                    For the Years Ended September 30, 2004 and 2003
--------------------------------------------------------------------------------------

                                                                2004           2003
                                                                            (As restated
                                                                             - Note B)
                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                          $  65,360      $ 341,733
                                                             ----------     ----------
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
     Depreciation                                               43,587         37,028
     Gain on sale of assets                                     (9,652)            --
     Common stock issued in exchange for services              156,790             --
     Deferred tax expenses                                      23,338             --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Decrease (increase) in accounts receivable                165,566       (291,421)
     Decrease (increase) in inventories                        188,867        (67,045)
     Increase in other current assets                         (257,138)       (29,458)
     Increase in other assets                                       --         (2,400)
     Decrease in accounts payable                             (240,146)      (252,937)
     (Decrease) increase in other current liabilities         (249,180)       281,583
                                                             ----------     ----------
         TOTAL ADJUSTMENTS                                    (177,968)      (324,650)
                                                             ----------     ----------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      (112,608)        17,083
                                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipments                    (37,463)      (168,114)
     Proceeds from sale of assets                               34,680             --
                                                             ----------     ----------
         NET CASH USED IN INVESTING ACTIVITIES                  (2,783)      (168,114)
                                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable and capital leases            290,825        287,294
     Repayment of note payable - related parties              (211,262)       (50,000)
     Proceeds from issuance of common stock                    343,121             --
                                                             ----------     ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES             422,684        237,294
                                                             ----------     ----------
         NET INCREASE IN CASH AND CASH EQUIVALENTS             307,293         86,263
Cash and cash equivalents at beginning of the year             224,817        138,554
                                                             ----------     ----------
         CASH AND CASH EQUIVALENTS AT END OF THE YEAR        $ 532,110      $ 224,817
                                                             ==========     ==========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
     Cash paid during the years for interest                 $  15,547      $  39,974
                                                             ==========     ==========
     Cash paid during the years for income taxes             $ 176,370      $   6,090
                                                             ==========     ==========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Membership interest converted to notes
payable to related parties                                   $ 100,000      $      --
Common stock issued in exchange for consulting services      $ 156,790      $      --
Acquisition
Net assets acquired in connection with MWWLLC acquisition    $ 418,389      $      --
Common stock issued in exchange for membership interest      $ 418,389      $      --



                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                         F-7

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

Marketing Worldwide Corporation (the "Company", "Registrant" or "MWW"), is incorporated under the laws of the State of Delaware in July 2003. The Company is engaged, through its wholly-owned subsidiary, Marketing Worldwide LLC ("MWWLLC"), in the design, import and distribution of automotive accessories for motor vehicles in the automotive aftermarket industry.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Marketing Worldwide LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION
-------------------

For revenue from products and services, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services has been rendered or no refund will be required.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's consolidated financial statements.

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

CASH AND CASH EQUIVALENTS
-------------------------

For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK
----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit.

ACCOUNTING FOR BAD DEBTS AND ALLOWANCES
---------------------------------------

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. The management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. There was no allowance for doubtful accounts at September 30, 2004 and 2003.

INVENTORIES
-----------

The inventory consists of work in process and finished goods substantially ready for resale purposes. The Company purchases the merchandise on delivered duty paid basis. The amounts for cost of goods sold during the years ended September 30, 2004 and 2003 are removed from inventory on weighted average cost method. No valuation allowances were recorded for obsolete inventory as of September 30, 2004 and 2003. Inventories are recorded at the lower of cost (average cost method) or market value. (See Note D). The Company charges the cost basis of inventory to operations for auto accessories arising from auto models going out of existence.

During the years ended September 30, 2004 and 2003 the Company charged inventory of $0 as scrap and inventory write off.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

LONG LIVED ASSETS
-------------------------------
The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated over their estimated useful lives of 60 to 84 months using the straight-line method.

ADVERTISING
-----------

The Company follows the policy of charging the cost of advertising to expenses as incurred. For the years ended September 30, 2004 and 2003, advertising costs were not material to the statement of income.

RESEARCH AND DEVELOPMENT COSTS
------------------------------

The Company accounts for research and development cost in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Total research and development costs charged to income were $ 79,792 and $108,551 for the years ended September 30, 2004 and 2003, respectively.

EARNINGS PER SHARE
------------------

The Company has reported its earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents.

Stock options and warrants account for the entire difference between basic average common shares outstanding and diluted average common shares outstanding. For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options and warrants with an exercise price that exceeds the average fair market value of the Company's common stock for the period (I.E., "out-of-the-money" options). On September 30, 2004, option to purchase common shares of 250,000 at weighted average exercise prices of $1.00, was excluded from the computation.

INCOME TAXES
------------

The Company's predecessor, MWWLLC had chosen to be treated as a partnership for federal income tax purposes (See Note C and M). A partnership is a not a tax paying entity for federal income tax purposes. Accordingly, no federal income tax expense has been recorded in the financial statements for the year ended September 30, 2003. All income or losses were reported on the individual members' income tax returns. MWWLLC was however liable for state income taxes. MWWLLC provided for income taxes based on pre-tax earnings reported in the financial statements. Certain items such as depreciation are recognized for tax purposes in periods other than the period they are reported in the financial statements. Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (SFAS 109)." Under SFAS 109, deferred taxes are determined using the liability method which requires the recognition of deferred tax assets and liability based on differences between the financial statement and the income tax basis using presently enacted tax rates.

The Company has adopted Financial Accounting Standard No. 109 (SFAS 109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax provision reported in the consolidated financial statements for the year ended September 30, 2004 is based on the then effective tax status of the Company for income tax purposes. Accordingly, the tax provision reported for year ended September 30, 2004 is not comparable to September 30, 2003.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting year. Actual results could differ from those estimates.

COMPREHENSIVE INCOME
--------------------

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has no items of comprehensive income to report.

DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities," as amended ("SFAS No. 133"), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of SFAS No 133 did not have a significant impact on the results of operations, financial position or cash flows during the years ended September 30, 2004 and 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

The Company uses derivative financial instruments for trading purposes also. Credit risk related to the derivative financial instrument is managed by periodic settlements. Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

SEGMENT INFORMATION
-------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended September 30, 2004 and 2003 and for subsequent periods.

No employee stock options were granted during the years ended September 30, 2004 and 2003.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net income and earnings per share would have been as follows::

                                                                                        2004         2003
                                                                                                  (As restated
                                                                                                    - Note B)
                                                                                      --------     --------
Net income - as reported                                                             $ 65,360     $341,733
Add:  Total stock based  employee  compensation  expense as reported  under                --           --
intrinsic value method (APB. No. 25)
Deduct:  Total stock based employee  compensation expense as reported under                --           --
                                                                                     ---------    ---------
fair value based method (SFAS No. 123)
Net income - Pro Forma                                                               $ 65,360     $341,733
Net income attributable to common stockholders - Pro forma                           $ 65,360     $341,733
Basic and dilutive earnings per share - as reported                                  $   0.01     $   0.04
Basic and dilutive income per share - Pro forma                                      $   0.01     $   0.04


NEW ACCOUNTING PRONOUNCEMENTS
------------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, INVENTORY COSTS-- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
-----------------------------------------

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

RECLASSIFICATIONS
-----------------

Certain September 30, 2003 amounts have been reclassified to conform to the September 30, 2004 presentations.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE B   CORRECTION OF ERROR

On September 23, 2004, the Company's predecessor, MWWLLC realized that it has not recorded the unrealized gains on the foreign currency contracts in the financial statements for the year ended September 30, 2003. Accordingly, the 2003 financial statements have been restated to correct the error

The following table of summarized balance sheet of MWWLLC as of September 30, 2003 and summarized statement of income for the year then ended, and reconciles prior reported amounts to the restated amounts:

                                               AS REPORTED    ADJUSTMENT     AS RESTATED
                                               -----------    -----------    -----------
Summarized balance sheet
Total current assets                           $1,832,185     $   15,819     $1,848,004
Total other  assets                               235,201             --        235,201
                                               -----------    -----------    -----------
    Total assets                                2,067,386         15,819      2,083,205
                                               ===========    ===========    ===========

Total current liabilities                       1,424,632             --      1,424,632
Total long-term liabilities                       140,184             --        140,184
Members' capital                                  502,570         15,819        518,389
                                               -----------    -----------    -----------
    Total liabilities and members' capital      2,067,386         15,819      2,083,205
                                               ===========    ===========    ===========

Summarized statement of income

Net Sales                                      $7,982,697     $       --     $7,982,697
Cost of sales                                   5,698,876             --      5,698,876
Operating expenses                              2,001,234             --      2,001,234
Other income                                       51,327         15,819         67,416
Income before provision for income taxes          333,914         15,819        349,733
    Net income                                 $  325,914     $       --     $  341,733
                                               ===========    ===========    ===========


NOTE C   ACQUISITION AND CAPITAL RESTRUCTURE

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

Effective with the Agreement, MWWLLC became a wholly-owned subsidiary of the Company

The accompanying financial statements present the historical results of operations and cash flows of MWWLLC prior to the merger with the Company.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE D   INVENTORIES

Inventories are stated at the lower of cost or market determined by the average method. Components of inventories as of September 30, 2004 are as follows:


         Finished goods                                  $ 567,526
         Work- in-process                                  153,742
                                                         ----------
         Total                                           $ 721,268
                                                         ==========


NOTE E   PROPERTY AND EQUIPMENT

At September 30, 2004, property and equipment consists of the following:

Tools                                $ 147,628
Office equipments                       83,046
Automobiles                             44,968
Furniture and fixtures                  12,557
                                     ----------
                                       288,199

Less: accumulated depreciation          92,838
                                     ----------

    TOTAL                            $ 195,361
    ------                           ==========


NOTE F   OTHER CURRENT LIABILITIES

As of September 30, 2004 other current liabilities consists of the following:

Payroll and payroll taxes payables   $  23,492

Accrued expenses                       145,397

Credit cards payable                    10,568
                                     ----------

    TOTALS                           $ 179,457
                                     ==========

Payroll and payroll taxes payables are related to the payroll and payroll taxes accruals for the year ends.

NOTE G   RELATED PARTY NOTES PAYABLE

The Company has two 7% and 6% interest bearing note payable to stockholders of the Company, which are due on December 31, 2004 and September 30, 2005, respectively. At September 30, 2004, the related party note payable outstanding balance was $ 104,271. For the years ended September 30, 2004 and 2003, no related party interest has been charged to operations as the same has been waived.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE H   NOTES PAYABLE

The Company has a credit facility with a bank with a maximum borrowing limit of $750,000, expiring on January 31, 2005.
Interest on advances is charged at 4.50% as of September 30,
2004 Borrowings under the agreement are collateralized by
substantially all the Company's assets and personal
guarantees of the two major stockholders and a Corporate
guarantee of an entity owned by two major stockholders of
the Company.                                                        $   600,333

The Company has 11.50% interest bearing unsecured note
payable to an overseas Company maturing on January 31, 2007.            130,000

                                                                    ------------
                                                                        730,333

   Less: current maturities                                             600,333
                                                                    ------------

       Notes payable and capital leases after one year              $   130,000
                                                                    ============

Payments for notes payable for next five year ending September 30, are as follows:

TWELVE MONTHS ENDING

           2005                                          $ 600,333
           2006                                                 --
           2007                                                 --
           2008                                            130,000
           2009 and beyond                                      --
                                                         ----------
                          TOTAL                          $ 730,333
                          -----                          ==========

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE I   STOCKHOLDERS' EQUITY

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of September 30, 2004, the Company has issued and outstanding 11,251,995 shares of common stock. As of September 30, 2004, the Company has no issued and outstanding shares of preferred stock.

In July 2003, the Company issued 400,000 shares of its $.001 par value common stock to in exchange for $4,200 cash and 100,000 shares of common stock of F10 Oil & Gas Properties, Inc.. The shares of F10 Oil & Gas Properties, Inc. were valued at $1 , which approximates the fair value of the common stock

In October 2003, the Company issued 9,600,000 shares of its $.001 par value common stock in connection with restructure of the Company acquisition of 100% of the membership interests in Marketing Worldwide LLC, a Michigan limited liability company. (See Note C)

In October 2003, the Company issued 4,000 shares of its $.001 par value common stock and a Common Stock Purchase Warrant to acquire up to 1,000,000 shares of its $.001 par value common stock in exchange for $6,000. The Warrant allows the holder to exercise $.50 per share any time at before December 31, 2008.

In June 2004, the Company issued 512,186 shares of common stock for $ 332,921 in connection with a private placement memorandum.

In June, 2004, the Company issued an aggregate of 535,809 shares of its restricted common stock to a consultant for services rendered. The Company valued the shares issued at $0.05 per share, which approximated the fair value of the services received, which did not differ materially from the value of the stock issued. Compensation cost of $ 26,790 was charged to income during the year ended September 30, 2004.In accordance with EITF 96-18 the measurement date to determine shares' fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The shares were issued at the time that the Company did not have a historical market price for its common stock, and therefore their fair value was based on the Company's book value.

In June 2004, the Company issued 200,000 shares of common stock for services provided to the Company valued at $0.65 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE J   STOCK OPTIONS AND WARRANTS

During the years ended September 30, 2004 and 2003, the Company did not grant any compensatory stock options and warrants to non-employees. Accordingly no compensation costs were charged to operations during the year ended September 30, 2004 and 2003.

Stock Options
-------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2004:

                                Options Outstanding                               Options Exercisable
                        --------------------------------                       ----------------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
       $ 1.00            250,000                4.25               $ 1.00        250,000        $ 1.00
                         --------               -----              -------       --------       -------
                         250,000                4.25               $ 1.00        250,000        $ 1.00
                         ========               =====              =======       ========       =======

Transactions involving options issued to non-employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares    Price Per Share
                                           ----------------    ---------------
       Outstanding at October 1, 2002                  -                 -
          Granted                                250,000              1.00
          Exercised                                    -                 -
          Canceled or expired                          -                 -
                                               ----------         ---------
       Outstanding at September 30, 2003         250,000          $   1.00
                                               ==========         =========
          Granted                                      -                 -
          Exercised                                    -                 -
          Canceled or expired                          -                 -
                                               ----------         ---------
       Outstanding at September 30, 2004         250,000          $   1.00
                                               ==========         =========

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2004:


                                Warrants Outstanding                              Warrants Exercisable
                        --------------------------------                       ----------------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
       $0.50            1,000,000               4.25               $ 0.50      1,000,000          $ 0.50
                        ----------              -----              -------     ----------         -------
                        1,000,000               4.25               $ 0.50      1,000,000          $ 0.50
                        ==========              =====              =======     ==========         =======


                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE J   STOCK OPTIONS AND WARRANTS (Continued)

Warrants (continued)
-------------------

Transactions involving warrants issued to non-employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares    Price Per Share
                                           ----------------    ---------------
       Outstanding at October 1, 2002                  -        $      -
          Granted                                      -               -
          Exercised                                    -               -
          Canceled or expired                          -               -
                                               ----------       ---------
       Outstanding at September 30, 2003               -        $      -
                                               ==========       =========
          Granted                              1,000,000            0.50
          Exercised                                    -               -
          Canceled or expired                          -               -
                                               ----------       ---------
       Outstanding at September 30, 2004       1,000,000        $   0.50
                                               ==========       =========

The weighted-average fair value of stock options and warrants granted to consultants during the years ended September 30, 2004 and 2003 and the significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                           2004         2003
                                                        ----------   ----------
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                        1.06%        1.28%
Expected stock price volatility                               N/A           N/A
Expected dividend payout                                        --           --
Expected option life-years (a)                          4.0 to 5.0   4.0 to 5.0

(a) The expected option/warrant life is based on contractual expiration dates.

The exercise price of option and warrant issuances in 2004 and 2003 was higher than the fair market value on the date of grant. Accordingly, no compensation cost has been recognized in connection with granting stock option and warrants to consultants during the year ended September 30, 2004 and 2003.

NOTE K        OTHER INCOME
              ------------

For the years ended September 30, other income consists of the following:

                                                                  2004                  2003
                                                               ---------             ----------
Net gains on disposal of asset                                 $  9,653               $      -

Miscellaneous income                                              5,793                  8,079

Interest income                                                     559                  2,553

(Loss) gain on foreign exchange currency transaction             (2,122)                56,514
                                                               ---------             ----------

    Totals                                                     $ 13,883              $  67,416
                                                               =========             ==========


Miscellaneous income includes the credits from vendors for various immaterial services rendered, warranty claims, and other receipts.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE L   DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically uses foreign exchange contracts for trading purposes. There were no foreign currency exchange contracts outstanding as of September 30, 2004.

The Company's short term foreign currency contracts subject the Company to risk due to foreign exchange rate fluctuations, because gains and losses on these instruments may have significant impact on the results of operations.

NOTE M   PROVISION FOR INCOME TAXES

The component of income tax expense attributable to continuing operations for the years ended September 30, 2004 and 2003 are as follows:

                                                            2004          2003
                                                         ---------     ---------
Federal
         Current                                         $ 41,086      $     --
         Deferred tax expense                              19,754            --
                                                         ---------     ---------
                                                           60,840            --
                                                         ---------     ---------

State
         Current                                           (2,534)        8,000
         Deferred tax expense                               3,584            --
                                                         ---------     ---------
                                                            1,050         8,000
                                                         ---------     ---------

Total                                                    $ 61,890      $  8,000
                                                         =========     =========

The following table reconciles income taxes based on U.S. statutory tax rate to the Company's income tax expense from continuing operations:

                                                             2004         2003
                                                          ---------    ---------

Income tax based on the U. S. statutory tax rate          $ 31,813     $     --
State income taxes                                          (3,159)       8,000
Deferred tax expense on acquisition of MWWLLC assets        30,691           --
Other, net                                                   2,547           --
                                                          ---------    ---------
Total                                                     $ 61,890     $  8,000
                                                          =========    =========

In October 2003, the Company acquired all previously outstanding membership interests of MWWLLC. This transaction has resulted in MWWLLC being treated as "disregarded entity" for federal income tax purposes, hence does not file federal and state income tax returns. The assets, liabilities and results of operations of MWWLLC are now being reported in the Company's corporate tax returns. MWWLLC had claimed bonus depreciation in previous years resulting in lower tax basis of assets. Hence the Company has recorded a deferred tax liability on the difference between book and tax basis for these assets.


An analysis of the Company's deferred tax assets and deferred tax liabilities at September 30, 2004 and 2003 showing the tax effect of significant temporary differences is as follows:

                                                       2004             2003
                                                    ---------        -----------
Deferred tax assets
         Warranty reserve                           $  7,023         $       --

Deferred tax liabilities
         Accumulated depreciation                    (30,361)                --
                                                    ---------        -----------

Total                                               $ 23,338         $       --
                                                    =========        ===========

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE N   EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share for the years ended September 30, 2004 and 2003:

                                                                                   2004             2003
                                                                               ------------    ------------
Net income available for common shareholders                                   $    65,360     $   341,733
                                                                               ------------    ------------
Weighted average common shares outstanding for basic earnings per share          9,482,332      9,600,000
Net effect of dilutive stock warrant                                               211,539              --
Weighted average common shares outstanding for dilutive earnings per share       9,693,871      9,600,000
                                                                               ------------    ------------
Basic earnings per share                                                       $      0.01     $      0.04
Dilutive earnings per share                                                    $      0.01     $      0.04


On September 30, 2004 and 2003, option to purchase common shares of 250,000 at weighted average exercise prices of $1.00, was excluded from the computation.

NOTE O   ECONOMIC DEPENDENCY

During the year ended September 30, 2004 approximately, $6,481,915 (94%) of total 2004 revenues were derived from and $ 461,429 (89%) of the total accounts receivable at September 30, 2004 were due from three customers.

During the year ended September 30, 2003 approximately, $7,623,130 (95%) of total 2003 revenues were derived from and $ 647,041 (95%) of the total accounts receivable at September 30, 2003 were due from three customers.

During the year ended September 30, 2004 approximately, $3,861,595 (89%) of total 2004 purchases were made from and $ 132,159 (57%) of the total accounts payable at September 30, 2004 were due to three suppliers.

During the year ended September 30, 2003 approximately, $4,279,172 (79%) of total 2003 purchases were made from and $ 230,070 (49%) of the total accounts payable at September 30, 2003 were due to two suppliers.

NOTE P   COMMITMENTS AND CONTINGENCIES

The Company is renting its offices and warehouse in Michigan on a month to month basis. During the years ended September 30, 2004 and 2003, the Company incurred rent expense of $90,225. and $80,606 respectively.

Capital Lease Obligations

Automobile includes the following amounts for capitalized leases at September 30, 2004:

                                                                          2004
                                                                        --------
Automobile                                                              $18,726
Less: accumulated depreciation and amortization                          10,299
                                                                        --------
                                                                        $ 8,427
                                                                        ========

Future minimum lease payments required under the capital leases are as follows:

2004                                                                    $11,472
                                                                        --------
Less: amount representing interest                                        1,288
                                                                        --------
                                                                         10,184
Less: current portion                                                     3,927
                                                                        --------
Long-term portion                                                       $ 6,257
                                                                        ========

The Company had automobiles purchased under non-cancelable leases with an original cost of $ 18,726 as of September 30, 2004. Depreciation expense of $ 3,745 has been charged to operations as of September 30, 2004 and 2003.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

Employment and Consulting Agreements
------------------------------------

The Company has employment agreements with all of its employees. In addition to salary and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Exhibits.

DESCRIPTION OF EXHIBITS

Exhibits                                                               Page No.
--------                                                               --------

(10)(9)  Employment Agreement with Greg Green
(10)(10) Real Property Lease Agreement for 11224 Lemen Road
(10)(11) Real Property Lease Agreement for 11236 Lemen Road
(10)(12) Supplier and Warranty Agreement with Gulf States Toyota, Inc.

(31.1)   CEO Certifications Under Section 302
(31.2)   CFO Certifications Under Section 302
(32.1)   CEO Certifications Under Section 906
(32.2)   CFO Certifications Under Section 906