Form 10QSB
period 2004-12-31
MARKETING WORLDWIDE CORP
filed 2005-02-23
CIK 1278363

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

           For the transition period from ___________ TO ____________.


                        Commission file number 333-46682


                         MARKETING WORLDWIDE CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    68-056629
            ------------                                ------------
     (State or jurisdiction of                (IRS Employer Identification No.)
    incorporation or organization)


                   2212 Grand Commerce Drive, Howell, MI 4885
                   ------------------------------------------
                    (Address of Principal Executive Offices)


                    Issuer's telephone number: (517) 540-0045


                    11224 Lemen Road, Whitmore Lake, MI 48189
                    -----------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of February 10, 2005, the Registrant had 11,251,995 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


MWW Form 10-QSB                                                                1


                              MARKETING WORLDWIDE CORPORATION

               Report on Form 10-QSB for the Period Ended December 31, 2004


                                     Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                  3

              Condensed Consolidated Balance Sheet:
              December 31, 2004 (unaudited)                                                3

              Condensed Consolidated Statement of Income (unaudited):
              Three Months Ended December 31, 2004 and 2003                                4

              Condensed Consolidated Statement of Stockholder Equity (unaudited):
              Three Months Ended December 31, 2004                                         5

              Condensed Consolidated Statement of Cash Flows (unaudited):
              Three Months Ended December 31, 2004 and 2003                                6

              Notes to Condensed Consolidated Financial Statements (unaudited):
              Three Months Ended December 31, 2004                                         7

Item 2.  Management Discussion and Analysis                                               11

Item 3.  Controls and Procedures                                                          13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                       13

         Item 2.  Changes in Securities and Use of Proceeds                               13

         Item 3.  Defaults Upon Senior Securities                                         13

         Item 4.  Submission of Matters to a Vote of Security Holders                     13

         Item 5.  Other Information                                                       13

         Item 6.  Exhibits                                                                14

         Signatures                                                                       14


MWW Form 10-QSB                                                                           2

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of December 31, 2004 and for the three months ended December 31, 2004 and 2003 have been prepared by Marketing Worldwide Corporation, a Delaware corporation.

                         MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

Current assets:
Cash and cash equivalents                                           $   166,290
Accounts receivable, net                                                746,967
Inventories                                                             672,819
Other current assets                                                    340,380
                                                                    ------------
TOTAL CURRENT ASSETS                                                  1,926,456

Property, plant and equipment, net                                      295,110
Other assets, net                                                         8,688
                                                                    ------------
Totals                                                              $ 2,230,254
                                                                    ============
LIABILITIES STOCKHOLDERS EQUITY

Current liabilities:
Notes payable                                                       $   462,796
Current portion of capital lease obligations                              3,792
Accounts payable                                                        388,685
Notes payable - related parties                                           7,031
Other current liabilities                                               150,639
                                                                    ------------
TOTAL CURRENT LIABILITIES                                             1,012,943
                                                                    ------------
Notes payable - long term portion                                       179,850
Capital leases - long term portion                                        5,205
Deferred tax liability - long term portion                               30,361

                                                                    ------------
TOTAL LIABILITIES                                                     1,228,359
                                                                    ------------
Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
shares issued and outstanding - 0                                           --
Common stock - $0.001 par value, 100,000,000 shares authorized:
11,251,995 shares issued and outstanding                                 11,252
Additional paid-in capital                                              907,048
Retained earnings                                                        83,595
                                                                    ------------
    TOTAL STOCKHOLDERS EQUITY                                         1,001,895
                                                                    ------------
Totals                                                              $ 2,230,254
                                                                    ============


              See accompanying footnotes to the unaudited condensed
                        consolidated financial statements


MWW Form 10-QSB                                                                3

                         MARKETING WORLDWIDE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              For the Three Months Ended December 31, 2004 and 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                        2004            2003
                                                    ------------    ------------

NET SALES                                           $ 1,624,650     $ 2,076,274

Cost of sales                                         1,231,679       1,432,835
                                                    ------------    ------------
GROSS PROFIT                                            392,971         643,439
                                                    ------------    ------------

OPERATING EXPENSES:
     Selling, general and administrative expenses       358,975         426,068
                                                    ------------    ------------
         TOTAL OPERATING EXPENSES                       358,975         426,068
                                                    ------------    ------------

INCOME FROM OPERATIONS                                   33,996         217,371

Other expenses                                            3,443           8,493
                                                    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                 30,553         208,878

Provision for income taxes                               12,318          76,400
                                                    ------------    ------------

NET INCOME                                          $    18,235     $   132,478
                                                    ============    ============
Earnings per share
   Basic                                            $      0.00     $      0.02
                                                    ============    ============
   Diluted                                          $      0.00     $      0.02
                                                    ============    ============
Weighted average common share outstanding
   Basic                                             11,251,995       6,669,333
                                                    ============    ============
   Diluted                                           11,482,764       7,586,000
                                                    ============    ============


              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements


MWW Form 10-QSB                                                                4

                                                MARKETING WORLDWIDE CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         For the Three Months Ended December 31, 2004
                                                          (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------

                                        Preferred                       Common      Additional
                         Preferred        Stock          Common         Stock         Paid-in        Retained
                           Shares         Amount         Shares         Amount        Capital        Earnings        Total
                        ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at
  October 1, 2004
                                 --    $        --     11,251,995    $    11,252    $   907,048    $    65,360    $   983,660
                        ------------   ------------   ------------   ------------   ------------   ------------   ------------


Net income                       --             --             --             --             --         18,235         18,235
                        ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at
  December 31, 2004              --    $        --     11,251,995    $    11,252    $   907,048    $    83,595    $ 1,001,895
                        ============   ============   ============   ============   ============   ============   ============


                                     See accompanying footnotes to the unaudited condensed
                                               consolidated financial statements


MWW Form 10-QSB                                                                                                              5

                         MARKETING WORLDWIDE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended December 31, 2004 and 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                          2004           2003
                                                       ----------     ----------
Cash flows from operating activities:

Net cash used in operating activities                  $ (66,231)     $ (54,863)
                                                       ----------     ----------

                                                       ----------     ----------
Net cash used in investing activities                    (48,658)       (10,221)
                                                       ----------     ----------

                                                       ----------     ----------
Net cash (used in) provided by financing activities     (250,931)         2,959
                                                       ----------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (365,820)       (62,125)

Cash and cash equivalents at the beginning of period     532,110        224,817

                                                       ----------     ----------
Cash and cash equivalents at the end of period         $ 166,290      $ 162,692
                                                       ==========     ==========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Membership interest converted to notes
payable to related parties                                    --        100,000
                                                       ==========     ==========

Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                  $   9,396      $   9,364
                                                       ==========     ==========
Taxes paid in cash                                     $   2,500      $      --
                                                       ==========     ==========


              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements


MWW Form 10-QSB                                                                6

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2003. The Company has no awards of stock-based employee compensation outstanding at December 31, 2004 and 2003.


MWW Form 10-QSB                                                                7

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

New Accounting Pronouncements
-----------------------------

On December 16, 2004, the FASB issued Statement No. 123 (revised
2004),Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt Statement 123(R) on October 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt Statement 123(R) on October 1, 2005; however, management is still evaluating which method to adopt.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

In November 2004, the FASB issued FAS 151, "Inventory Costs * an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 amend the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations


MWW Form 10-QSB                                                                8

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE B - ACQUISITION AND CAPITAL RESTRUCTURE

In October, 2003, the MWWLLC entered into a Purchase Agreement ("Agreement") with the Company, an inactive privately-held corporation, with no significant assets or operations. In accordance with SFAS No. 141, the MWWLLC was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the MWWLLC's capital structure.

For accounting purposes, MWWLLC has accounted for the transaction as a reverse acquisition and MWWLLC shall be the surviving entity. MWWLLC did not recognize goodwill or any intangible assets in connection with the transaction.

Effective with the Agreement, all previously outstanding membership interests owned by MWWLLC's members were exchanged for an aggregate of 9,600,000 shares of the Company's common stock. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value.

Effective with the Agreement, MWWLLC became a wholly-owned subsidiary of the Company


NOTE C - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of December 31, 2004, the Company has issued and outstanding 11,251,995 shares of common stock. As of December 31, 2004, the Company has no issued and outstanding shares of preferred stock.


MWW Form 10-QSB                                                                9

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE D - STOCK OPTIONS AND WARRANTS

During the three months ended December 31, 2004 the Company did not grant any compensatory stock options and warrants to non-employees. Accordingly no compensation costs were charged to operations during the three months ended December 31, 2004.

Stock Options
-------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of December 31, 2004:

                                Options Outstanding                                Options Exercisable
                       -------------------------------------                   ---------------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable  Exercise Price
   ---------------     -----------          ------------       --------------  -----------   -------------
       $ 1.00            250,000                4.00               $ 1.00        250,000        $ 1.00
                         --------               -----              -------       --------       -------
                         250,000                4.00               $ 1.00        250,000        $ 1.00
                         ========               =====              =======       ========       =======

Transactions involving options issued to non-employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares    Price Per Share
                                           ----------------    ----------------
       Outstanding at October 1, 2004            250,000          $   1.00
          Granted                                      -                 -
          Exercised                                    -                 -
          Canceled or expired                          -                 -
                                               ---------          --------
       Outstanding at December 31, 2004          250,000          $   1.00
                                               =========          ========

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of December 31, 2004:

                               Warrants Outstanding                                Warrants Exercisable
                       -------------------------------------                   ----------------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
       $0.50            1,000,000               4.00               $ 0.50      1,000,000          $ 0.50
                        ----------              -----              -------     ----------         -------
                        1,000,000               4.00               $ 0.50      1,000,000          $ 0.50
                        ==========              =====              =======     ==========         =======

Transactions involving warrants issued to non-employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares    Price Per Share
                                           ----------------    ----------------
       Outstanding at October 1, 2004          1,000,000          $   0.50
          Granted                                      -                 -
          Exercised                                    -                 -
          Canceled or expired                          -                 -
                                               ---------          --------
       Outstanding at December 31, 2004        1,000,000          $   0.50
                                               =========          ========


MWW Form 10-QSB                                                               10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MWW's major customers in the U.S. are the large independently owned Toyota ports South East Toyota Distributors, Inc. ("SET") and Gulf States Toyota, Inc. ("GST"). In Canada, MWW's major customer is Toyota Canada, Inc. (TCI). Other clients include Webasto Roof Systems, a domestic and international manufacturer of original equipment and after market roof systems and distributor of select automotive accessories, several large accessory dealers groups and miscellaneous selected accounts in Europe.

At the instruction of MWW, the processing centers' technical teams install MWW's accessory products on new automobiles at the port or vehicle processing centers, as soon as the newly built vehicles arrive at the port or vehicle processing center from the foreign or domestic automobile manufacturers. The fully accessorized automobiles are then delivered into the domestic car dealer distribution system throughout the continental United States and Canada.

MWW intends to grow its business operations in future periods by selling its programs also to other global automobile brands besides Toyota and Lexus. MWW has established initial relationships with several major foreign and domestic automobile manufacturers while currently delivering the majority of its products and services to three large North American and Canadian vehicle processing centers. The three facilities are owned by South East Toyota Distributors, Inc., Gulf States Toyota, Inc. and Toyota Canada, Inc.

SEASONALITY. Historically, our operating results have fluctuated by quarter to quarter, with the greatest sales occurring in the quarters of the fiscal year with the largest number of automobile manufacturers new model releases. Revenues are generally being recognized at the time of shipment. It is in these quarters of new model releases that demand for our products is typically the highest.


MWW Form 10-QSB                                                               11

INVENTORY MANAGEMENT. In addition to the implantation of "Just-In-Time" inventory management, we also face limited potential inventory management issues as a result of warranty and overstock. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications. In addition to warranty returns. While warranty claims are handled by MWW, the cost for replacement is typically passed on to the members of our manufacturing alliance.


INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2004 TO THE THREE MONTHS ENDED DECEMBER 31, 2003.

SALES. Consolidated net sales in the first quarter of 2005 were $1,624,650, a decrease of $ 451,624 or 21.75 %, compared to $2,076,274 in the first quarter of 2004. Contributing to the sales decline was the fact that several new Toyota automobile models that were planned for release by Toyota in the last quarter of calendar 2004 have been delayed and the start of several new MWW programs also have been delayed. Accordingly, the revenue that would have been generated for MWW during this quarter by the release of these models and the new programs has been postponed into a subsequent quarter. Further delays by Toyota in releasing their new models may have a material effect on the Company's financial condition and results of operations.

GROSS MARGINS. Gross margins for the second quarter reflected a decrease to 24% from 31%, due to product sales mix with a concentration in product sales with lower profit margins combined with currently higher purchasing cost of raw components abroad (Japan) and in the US, partially based on the weak U.S. currency. Further declines in the value of the U.S. dollar may have a material effect on the Company's financial condition and results of operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $67,093 to $358,975 in the first quarter of 2005, compared to $426,068 in the first quarter of 2004. This decrease was primarily due to a reduction in salaries and wages of $31,459, travel of $17,200 and other general expenses.

OPERATING INCOME. Operating income decreased by $183,375 to $33,996 in the first quarter of 2005, compared to $217,371 in the first quarter of 2004. This decrease was primarily due to the overall decrease in consolidated net sales as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had a working capital of $913,513. The Company generated a deficit in cash flow from operations of $66,231 for the three month period ended December 31, 2004. The deficit in cash flow from operating activities is largely attributable to an increase in the Company's accounts receivable of $228,939, offset by an increase in accounts payable of $157,877. The Company invested $48,658 in new equipment during the period.

MWW currently has a $750,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs. On March 1, 2004, MWW entered into an asset based loan agreement with Key Bank N.A. to borrow up to $750,000 (the "Loan"). The Loan matured on January 31, 2005. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan further, Mr. Winzkowski, Mr. Marvin and JCMD Properties, LLC (an entity controlled by Mr. Winzkowski and Mr. Marvin) each executed a commercial guaranty for an unlimited amount in favor of Key Bank N.A. The Loan with Key Bank N.A. is a standard asset based loan agreement. The Loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than 3.50 to 1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12-month period. MWW is in compliance with the terms and conditions of its agreement with Key Bank N.A. MWW does not have restrictive covenants on any other indebtedness and believes that is has satisfactory relationships with its creditors and that the agreement will be extended at the due date.


MWW Form 10-QSB                                                               12

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.


OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements.


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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         There were no changes in securities or use of proceeds to report during this quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter covered by this report.

ITEM 5.  OTHER INFORMATION

         Subsequent to December 31, 2004, Marketing Worldwide Corporation moved its principal executive offices from 11224 Lemen Road, Whitmore Lake, Michigan 48189 to 2212 Grand Commerce Dr., Howell, Michigan 48855.


MWW Form 10-QSB                                                               13


ITEM 6.  EXHIBITS
EXHIBIT
NUMBER            DESCRIPTION

(3)(i)            Certificate of Incorporation *
(3)(ii)           Bylaws *
(4)(1)            Form of Common Stock Certificate *
(4)(2)            Common Stock Purchase Warrant with Wendover Investments
                  Limited *
(4)(3)            Stock Option Agreement with Richard O. Weed *
(10)(1)           Consulting Agreement with Rainer Poertner
(10)(2)           Fee Agreement with Weed & Co. LLP *
(10)(3)           Purchase Agreement MWW and MWWLLC *
(10)(4)           Amendment to Purchase Agreement between MWW and MWWLLC **
(10)(5)           Employment Agreement with CEO Michael Winzkowski **
(10)(6)           Employment Agreement with COO/CFO James Marvin **
(10)(7)           Loan Agreement with KeyBank N.A. ***
(10)(8)           Amendment to Consulting Agreement with Rainer Poertner ***
(10)(9)           Employment Agreement with Greg Green
(10)(10)          Real Property Lease Agreement for 11224 Lemen Road, Suite A ****
(10)(11)          Real Property Lease Agreement for 11236 Lemen Road ****
(10)(12)          Supplier and Warranty Agreement ****
(21)              Subsidiaries of Registrant *
(31)(1)           Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.
(31)(2)           Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.
(32)(1)           Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit
                  32 of Item 601 of Regulation S-K.
(32)(2)           Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit
                  32 of Item 601 of Regulation S-K.


*                 Previously filed as an exhibit (February 11, 2004, Form 10-SB, Accession
                  No. 0001019687-04-00279)
**                Previously filed as an exhibit (August 10, 2004, Form 10-SB/A No. 1,
                  Accession No. 0001019687-04-001719)
***               Previously filed as an exhibit (November 10, 2004, Form 10-SB/A No. 2
                  Accession No. 0001019687-04-002436)
*****             Previously filed as an exhibit (January 31, 2005, Form 10-KSB,
                  Accession No. 0001019687-05-000207)


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Marketing Worldwide Corporation
                                       (Registrant)



(Date): February 18, 2005              /S/ JAMES MARVIN
                                       ------------------------------
                                       Name: James Marvin
                                       Title: Chief Financial Officer


MWW Form 10-QSB                                                               14