Form 10QSB
period 2005-03-31
MARKETING WORLDWIDE CORP
filed 2005-05-16
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM January 1, 2005 TO March 31, 2005.

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

                2212 Grand Commerce Dr., Howell, Michigan 48855
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (517) 540-0045

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

         As of May 14, 2005, the Registrant had 11,051,995 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         MARKETING WORLDWIDE CORPORATION

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2005

                                Table of Contents


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet:
                      March 31, 2005 (unaudited)

                  Condensed Consolidated Statements of Income (unaudited):
                      Three and Six Months Ended March 31, 2005 and 2004

                  Condensed Consolidated Statement of Stockholder Equity
                      (unaudited): Six Months Ended March 31, 2005

                  Condensed Consolidated Statements of Cash Flows (unaudited):
                      Six Months Ended March 31, 2005 and 2004

                  Notes to Condensed Consolidated Financial Statements
                      (unaudited): March 31, 2005

         Item 2.  Management Discussion and Analysis

         Item 3. Controls and Procedures

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of March 31, 2005 and for the three months and six months ended March 31, 2005 and 2004 have been prepared by Marketing Worldwide Corporation, a Delaware corporation.

                         MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                     (Unaudited)
                                                                      March 31,
                                                                        2005
                                                                     -----------

ASSETS
Current assets:
Cash and cash equivalents                                            $   72,358
Accounts receivable, net                                                992,280
Inventories                                                             708,945
Other current assets                                                    438,803

                                                                     -----------
TOTAL CURRENT ASSETS                                                  2,212,386

Property, plant and equipment, net                                      372,414
Other assets, net                                                           613

                                                                     -----------
                                                                     $2,585,413
                                                                     ===========

LIABILITIES STOCKHOLDERS EQUITY
Current liabilities:
Notes payable                                                        $  557,652
Current portion of capital lease obligations                             14,409
Accounts payable                                                        637,156
Notes payable - related parties                                         104,271
Other current liabilities                                               133,183

                                                                     -----------
TOTAL CURRENT LIABILITIES                                             1,446,671
                                                                     -----------

Notes Payable - long term portion                                       182,591
Capital leases - long term portion                                       34,569
Deferred tax liability - long term portion                               30,361
                                                                     -----------
TOTAL LIABILITIES                                                     1,694,192
                                                                     -----------

Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
  shares issued and outstanding - 0                                          --
Common stock - $0.001 per value, 100,000,000 shares authorized:
  11,051,995 shares issued and outstanding at March 31, 2005             11,052
Additional paid-in capital                                              777,248
Retained earnings                                                       102,921
                                                                     -----------
    TOTAL STOCKHOLDERS EQUITY                                           891,221
                                                                     -----------
                                                                     $2,585,413
                                                                     ===========


              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements

                                         MARKETING WORLDWIDE CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (UNAUDITED)


                                                       Six Months Ended                  Three Months Ended
                                                           March 31,                          March 31,
                                                 -----------------------------      -----------------------------
                                                     2005             2004              2005             2004
                                                 ------------     ------------      ------------     ------------
Sales                                            $  3,497,095     $  3,740,122      $  1,872,445     $  1,663,848

Cost of sales                                       2,631,026        2,630,048         1,399,347        1,197,213
                                                 ------------     ------------      ------------     ------------
Gross profit                                          866,069        1,110,074           473,098          466,635

Operating Expenses
Selling, general and administrative expenses          779,911          831,034           420,936          404,966
                                                 ------------     ------------      ------------     ------------
Total Operating Expenses                              779,911          831,034           420,936          404,966


Income from operations                                 86,158          279,040            52,162           61,669

Interest expense (income)                              18,787           19,425            18,787           10,277
Other expense (income)                                  5,663          (10,800)            2,220          (10,145)
                                                 ------------     ------------      ------------     ------------
Income before income taxes                             61,708          270,415            31,155           61,537

Provision for income taxes                             24,147           97,300            11,829           20,900
                                                 ------------     ------------      ------------     ------------
Net Income                                       $     37,561     $    173,115      $     19,326     $     40,637
                                                 ============     ============      ============     ============
Earnings per share
         Basic                                   $         --     $       0.02      $         --     $         --
                                                 ============     ============      ============     ============
         Diluted                                 $         --     $       0.02      $         --     $         --
                                                 ============     ============      ============     ============

Weighted average common stock outstanding
         Basic                                     11,218,662       10,004,000        11,185,328       10,004,000
                                                 ============     ============      ============     ============
         Diluted                                   11,449,431       10,004,000        11,416,097       10,004,000
                                                 ============     ============      ============     ============


                              See accompanying footnotes to the unaudited condensed
                                        consolidated financial statements

                                                        5

                                                 MARKETING WORLDWIDE CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            For the Six Months Ended December 31, 2004
                                                           (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                      Preferred                         Common        Additional                       Total
                       Preferred        Stock           Common          Stock          Paid-in        Retained      Stockholders'
                        Shares          Amount          Stock           Amount         Capital        Earnings        Equity
                      -----------    ------------    -----------     -----------     -----------     -----------    -----------
Balance at
October 1, 2004                --    $         --     11,251,995     $    11,252     $   907,048     $    65,360    $   983,660
                      -----------    ------------    -----------     -----------     -----------     -----------    -----------

Shares surrendered             --              --       (200,000)           (200)       (129,800)             --       (130,000)

Net income                     --              --             --              --              --          37,561         37,561
                      -----------    ------------    -----------     -----------     -----------     -----------    -----------
Balance at
  March 31, 2005               --    $         --     11,051,995     $    11,052     $   777,248     $   102,921    $   891,221
                      ===========    ============    ===========     ===========     ===========     ===========    ===========


                                      See accompanying footnotes to the unaudited condensed
                                                consolidated financial statements

                                                                6

                            MARKETING WORLDWIDE CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                               Six Months Ended
                                                                   March 31,
                                                             2005              2004
                                                         ------------      ------------
Cash flows from operating activities:

Net cash used in operating activities                        (298,775)          (59,890)
                                                         ------------      ------------

                                                         ------------      ------------
Net cash (used in) provided by investing activities          (64,705)           17,809
                                                         ------------      ------------

                                                         ------------      ------------
Net cash used in financing activities                        (96,272)          (20,248)
                                                         ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (459,752)          (62,329)

Cash and cash equivalents at the beginning of period          532,110           224,817

                                                         ------------      ------------
Cash and cash equivalents at the end of period           $     72,358      $    162,488
                                                         ============      ============

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Fixed assets purchased against notes payable             $     99,147      $         --
                                                         ============      ============
Fixed assets purchased against capital leases            $     45,829      $         --
                                                         ============      ============


Membership interest converted to notes payable
To related parties                                       $         --      $    100,000
                                                         ============      ============

Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                    $     18,787      $     19,848
                                                         ============      ============
Taxes paid in cash                                       $      4,000      $         --
                                                         ============      ============


                 See accompanying footnotes to the unaudited condensed
                           consolidated financial statements

                                           7

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months and six-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)
------------------------------------

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the quarter ended September 30, 2003. The Company has no awards of stock-based employee compensation outstanding at March 31, 2005 and 2004.

Income Taxes
------------

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


New Accounting Pronouncements
-----------------------------

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt Statement 123(R) on October 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (continued)
-----------------------------------------

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

In November 2004, the FASB issued FAS 151, "Inventory Costs * an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 amend the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE B - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of march 31, 2005, the Company has issued and outstanding 11,051,955 shares of common stock. As of March 31, 2005, the Company has no issued and outstanding shares of preferred stock.

The Company has cancelled 200,000 shares of common stock, which were issued to a consultant in June, 2004 have been surrendered back to the company. The shares were issued subject to the delivery of certain investor relations services to the company. The services have not been delivered and accordingly consultant has agreed to surrender the shares to the company.


NOTE C - STOCK OPTIONS AND WARRANTS

During the six months ended March 31, 2005 the Company did not grant any compensatory stock options and warrants to non-employees. Accordingly no compensation costs were charged to operations during the six months ended March 31, 2005.

Stock Options
-------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of March 31, 2005:

                                Options Outstanding                               Options Exercisable
                        --------------------------------                       ----------------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
       $ 1.00            250,000                3.75               $ 1.00        250,000        $ 1.00
                         --------               -----              -------       --------       -------
                         250,000                3.75               $ 1.00        250,000        $ 1.00
                         ========               =====              =======       ========       =======

Transactions involving options issued to non-employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares    Price Per Share
                                           ----------------    ---------------
       Outstanding at October 1, 2004            250,000         $   1.00
          Granted                                      -                -
          Exercised                                    -                -
          Canceled or expired                          -                -
                                               ---------         --------
       Outstanding at March 31, 2005             250,000         $   1.00
                                               =========         ========

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE C - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of March 31, 2005:

                              Warrants Outstanding                                 Warrants Exercisable
                        --------------------------------                       ----------------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
       $0.50            1,000,000               3.75               $ 0.50      1,000,000          $ 0.50
                        ----------              -----              -------     ----------         -------
                        1,000,000               3.75               $ 0.50      1,000,000          $ 0.50
                        ==========              =====              =======     ==========         =======

Transactions involving warrants issued to non-employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares    Price Per Share
                                           ----------------    ---------------
       Outstanding at October 1, 2004          1,000,000          $   0.50
          Granted                                      -                 -
          Exercised                                    -                 -
          Canceled or expired                          -                 -
                                               ---------          --------
       Outstanding at March 31, 2005           1,000,000          $   0.50
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

INVENTORY MANAGEMENT

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first six months of fiscal year 2005, cash used in operations amounted to $298,775. The increase is primarily attributable to increased levels of inventories and accounts receivable.

On March 1, 2004 this credit facility was replaced by a credit facility by Key Bank, as lender for a secured revolving credit facility. The term of the credit agreement is for a period of one year and provided for a line of credit up to $750,000. This credit line was renewed on March 1, 2005.

Direct borrowings under our revolving credit facility bear interest at a rate of prime less 1/4%. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets.

Our profitability and working capital requirements have become larger with newly awarded programs and program development opportunities to secure additional large customers. These increased working capital requirements are funded by borrowings from our line of credit We are also planning to utilize funds from the execution of a planned Private Placement, or other sources of outside funding. We anticipate that these sources of funds will continue to be adequate to meet our near term needs.

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004.

SALES. Net sales in the second quarter of 2005 were $1,872,445, an increase of $208,597, or 12.5%, compared to $1,663,848 in the second quarter of 2004. Contributing to the sales increase was higher volume associated with the expansion of the Seat Heater product line and our recently launched TMMC Matrix component supply program for Toyota Canada.

GROSS MARGINS. Gross margins for the second quarter reflected a slight decrease to 25% from 28%, due to product sales mix and higher purchasing cost of raw components abroad and in the US.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $15,970 to $420,936 in the second quarter of 2005, compared to $404,966 in the second quarter of 2004. This increase was primarily due to an increase in administrative and sales expenses, caused by new hiring, costs associated with facility relocation and the addition of new programs.

OPERATING INCOME. Operating income decreased by $9,507 to $52,162 in the second quarter of 2005, compared to $61,669 in the second quarter of 2004. This decrease was primarily due to the overall increase in material and administrative costs as discussed above.

OTHER INCOME (EXPENSE), NET. Other income, net, decreased primarily due to unfavorable foreign exchange losses.

INTEREST EXPENSE. Interest expense increased by $8,510 in the second quarter of 2005 compared to the same period in 2004, due to the higher average borrowings.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2005 TO THE SIX MONTHS ENDED MARCH 31,2004

SALES. Net sales for the six months ended March 31, 2005 were $3,497,095, a decrease of $243,027, or 6.5%, compared to $3,740,122 in the same period of 2004. The change was due to lower sales in the current Camry and Corolla model product lines.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased by 4.9% percentage points to 24.8% for the six months ended March 31, 2005 from 29.7% in the same period of 2004. The decrease was mainly reflective of the increases in raw materials costs and product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $779,911 for the six months ended March 31, 2005, compared to $831,034 in the same period of 2004. The decrease is due to several cost saving measures the company has implemented in different areas.

OPERATING INCOME. Operating income decreased to $86,158 for the six months ended March 31, 2005, compared to $279,040 in the same period in 2004, primarily due to lower margins based on product mix and reduced overall sales revenue.

OTHER INCOME (EXPENSE), NET. Other income, net, decreased by $ 16,463 primarily due to unfavorable foreign exchange rates, produced by the weakening of the dollar against the Euro, generating lower profits from conversion compared to the 6 months period in 2004.

INTEREST EXPENSE. Interest expense decreased by $638 for the six months ended March 31, 2005 compared to the same period in 2004, due to lower average borrowings against the company's credit line.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Financial Statements of our

Report on Form 10KSB. Note that our preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At March 31, 2005, the allowance for sales returns totaled $0.

Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2005, there were no determined requirements for the allowance for doubtful accounts. This is based on the fact that the company has never had to account for a bad debt.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2005, we had an income tax expense provision of approximately $24,147. The valuation is based on our estimates of taxable income by jurisdiction in which we operate.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional provision for income taxes which could materially impact our business, financial condition and results of operations.

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

The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.


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

         None.


ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that have been submitted to a vote of the security holders during the quarter


ITEM 5.    OTHER INFORMATION

ITEM 6. EXHIBITS

(a) EXHIBIT(S) DESCRIPTION

    Exhibits                                                            Page No.
    --------                                                            --------

    (3)(i)   Certificate of Incorporation *
    (3)(ii)  Bylaws *
    (4)(1)   Form of Common Stock Certificate *
    (4)(2)   Common Stock Purchase Warrant with Wendover Investments Limited *
    (4)(3)   Stock Option Agreement with Richard O. Weed *
    (5)      Opinion on Legality *****
    (10)(1)  Consulting Agreement with Rainer Poertner ***
    (10)(2)  Fee Agreement with Weed & Co. LLP *
    (10)(3)  Purchase Agreement MWW and MWWLLC *
    (10)(4)  Amendment to Purchase Agreement between MWW and MWWLLC **
    (10)(5)  Employment Agreement with CEO Michael Winzkowski **
    (10)(6)  Employment Agreement with COO/CFO James Marvin **
    (10)(7)  Loan Agreement with KeyBank N.A. ***
    (10)(8)  Amendment to Consulting Agreement with Rainer Poertner ***
    (10)(9)  Employment Agreement with Greg Green ****
    (10)(10) Real Property Lease Agreement for 11224 Lemen Road, Suite A ****
    (10)(11) Real Property Lease Agreement for 11236 Lemen Road ****
    (10)(12) Supplier and Warranty Agreement ****
    (10)(13) Business Loan Agreement April 4, 2005 with KeyBank N.A.
    (21)     Subsidiaries of Registrant *
    (31)(1)  Certification of Chief Executive Officer pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002.
    (31)(2)  Certification of Chief Financial Officer pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002.
    (32)(1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.
    (32)(2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K

         * previously filed on February 11, 2004 as part of the Registration

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

         **** previously filed on January 31, 2005 as part of the Form 10-KSB for the year ended September 30, 2004 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-05-000207.

         ***** previously filed on March 17, 2005 as part of the Form SB-2 of Marketing Worldwide Corporation SEC File 333-123380 Accession Number 0001019687-05-000728.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Marketing WorldWide Corporation
                                    (Registrant)

(Date): May 16, 2005                /S/ JAMES MARVIN
                                    --------------------------------------------
                                    James Marvin
                                    Vice President Finance,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)