Form 10KSB/A
period 2004-09-30
MARKETING WORLDWIDE CORP
filed 2005-07-12
CIK 1278363

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2004

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period _______ to ________

                         Commission File Number 0-45138

                         MARKETING WORLDWIDE CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                        68-0566295
--------------------------------------------------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)



      2212 Grand Commerce Drive      Howell, MI      48855
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

(Issuer's telephone number)  (517) 540-0045


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


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2005, the issuer had 11,051,995 shares of its $.001 par value common stock issued and outstanding.

                          Annual Report on Form 10-KSB


This Form 10-KSB includes forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements concerning: the Company's plans to expand its services and product lines, the Company's intention to acquire new customers, the Company's expectations regarding research and development, sales and marketing, and general and administrative expenses; the Company's efforts to enhance its existing products and develop or acquire new products; and the Company's requirements for working capital. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of risks and uncertainties that include, but are not limited to, those discussed under the caption "Risk Factors" and discussed elsewhere in this Form 10-KSB. Section 21E of the Securities Exchange Act does not apply to forward-looking statements that are made with respect to the business or operations of an issuer under certain circumstances, including, but not limited to circumstances where the Company issues penny stock.

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

MWW is a so called "Direct-To-Port Provider", a full service, designer, manufacturer and wholesale supplier of original equipment manufacturer components in the automotive accessory aftermarket. The term aftermarket refers to the market for parts and accessories used for the enhancement of a vehicle purchase or the vehicle's upkeep. The word accessory used in this context refers to something nonessential, but desirable because the item contributes to an effect or result for the vehicle or its driver. MWW calls itself a wholesale supplier of original equipment manufacturer components in the automotive aftermarket accessories because it acquires and markets items produced by others that are nonessential enhancements to the actual function of a vehicle, but the items are nonetheless desirable because the item contributes to an effect sought by the customer.

For some of its accessory programs, MWW orders equipment made by other companies and repackages the equipment for sale to its customers. For other accessory programs, MWW integrates several components from various suppliers into complete accessory systems for its customers. While on other accessory programs, MWW's role might be to suggest new designs or new products for automotive aftermarket accessories, then MWW takes those designs to various suppliers to determine if the products can be manufactured to the required specifications, next, MWW takes the prototypes to the vehicle manufacturer and MWW's customers to solicit product approval and purchase orders.


MWW provides foreign and domestic automobile manufacturers and independently owned port and vehicle processing centers in the United States and Canada with MWW's components directly at the port locations, without the use of an intermediary or wholesaler.

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


MWW intends to grow its business operations in future periods by selling accessory programs for other global automobile brands besides Toyota and Lexus. MWW has established initial relationships with several major foreign and domestic automobile manufacturers and yet currently delivers the majority of its products and services to three large North American and Canadian vehicle processing centers. The three facilities are owned by South East Toyota Distributors, Inc., Gulf States Toyota, Inc. and Toyota Canada, Inc.

MWW develops, manufactures and sells aftermarket original equipment automotive accessory products. These proprietary products are created via the design, sales and development infrastructure owned, managed and controlled by MWW. Individual products are produced at MWW's request by members of MWW's Manufacturing Alliance. MWW owns the product designs and knowledge derived from the processes. MWW does not have any copyrights or patents. MWW's product designs are protected only with confidentiality and non-disclosure agreements. The members of the Manufacturing Alliance (i.e., the suppliers) have a stake in the development process because they will get purchase orders and cash for filling the purchase orders when the designs and products are adopted/purchased by MWW's customers.


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

MWW's Manufacturing Alliance is a close working group comprised of tool makers, molders and paint facilities. The term Manufacturing Alliance refers to that group of independently owned companies that MWW uses to meet the requirements of its customers. The specific outside vendors used by MWW will depend upon requirements of MWW's customers. Members in MWW's Manufacturing Alliance have included: AWA AISIN, a Toyota Motor Corporation certified supplier that provides MWW with original equipment manufacturer quality components and materials; Borla Performance, that provides MWW with original equipment manufacturer quality stainless steel performance exhaust systems; Modern Plastics, a Michigan based blow molder that provides MWW with blow molded plastic items; Toyota Team Europe, a subsidiary of Toyota Motor Corporation that provides MWW with various accessory components; WET/NCC & Micro Heat, that provides MWW with carbon fiber seat heating systems and electronic windshield fluid systems; Colortek, that provides MWW with painting services that conform to the automotive industry quality standards; Cars and Concepts/Nolden, that provides MWW with WET/NCC seat heaters; and Hella, Inc., that provides MWW with electronic parts and lighting assemblies. MWW believes that its relationship with each vendor is good. There are no long term written agreements between MWW and any vendor that is referred to as a member of MWW's Manufacturing Alliance that contain all of the terms and conditions of the agreement. Instead, MWW and members of the Manufacturing Alliance are each familiar with the global automotive standards of various manufacturers, such as Toyota and Lexus, and can, therefore, exchange purchase orders and make payments to each other through electronic data exchange, facsimile, and telephone calls.

At the instruction and with the supervision of MWW, each member of the Manufacturing Alliance executes a different stage of the manufacturing process for MWW's final product. MWW selects, retains, and compensates these individual firms and coordinates the scheduling and is responsible to its customers (the vehicle processing centers) for the final work product, its timely delivery, the supplying of installation instructions, training of technical personnel and execution of warranty services. The members of the Manufacturing Alliance are typically certified by the International Standards Organization ("ISO") with the ISO 9000 certification. [ISO 9000 certification refers to the objectively measurable set of quality management standards and guidelines that form the basis for establishing quality management systems adopted by the ISO. The ISO is a non-governmental organization comprised of the national standards institutes of 146 countries.] MWW controls manufacturing and its employees are involved in all aspects of the process. MWW exerts control over members of its Manufacturing Alliance through new purchase orders, repeat orders and payment policies. Each member has a stake in the overall success of each product because the vendors get purchase orders and payment for filling the orders and requests for additional products and services if MWW's products and services are adopted/purchased by MWW's customers.

MWW and its suppliers agree that the product designs and knowledge derived from these activities belongs to MWW. MWW controls the intellectual property rights from product inception and design to the final manufactured product with non-disclosure and confidentiality agreements. At present, the majority MWW's products and services are designed for new Toyota and Lexus automobiles. Typical MWW products and services include spoilers, exhaust systems, comprehensive technical training, and warranty services. MWW does not have long-term written agreements with its key customers or its key suppliers that specify all of the terms and conditions of their relationship. Instead, MWW and its key customers and key suppliers are each individually approved and/or certified by various global automotive manufacturing companies or international standards organizations, such as the ISO, as to product and service quality. MWW and its key customers and key suppliers exchange purchase orders to complete the numerous individual tasks that occur as MWW orchestrates the process that performs the activities required to deliver the end product to its customer and meet its customer's needs. This process covers design to finance to production to sales and marketing to after-sales service.



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

The vehicle processing centers submit purchase orders to MWW for the delivery of accessories programs for specific types of vehicles, so they can deliver a continuous stream of fully accessorized vehicles to retail showrooms across the entire U.S. and Canada. An accessory program refers to the complete package of goods and services related to a single accessory for a particular type of vehicle. MWW expects to increase its revenues by selling the processing centers additional products and services. In addition to its products, MWW provides the technical training to install the accessories at the facility. Moreover, MWW continues to develop new products to meet the changing demands of consumers and accommodate the changing body and model styles/equipment supplied by the manufacturer. MWW's products and services allow the retail car buyer to purchase a fully accessorized automobile in the dealer showroom. MWW business model empowers the customer to make the selection of various accessories (sold by MWW) later in the production cycle, thus improving time to market. The principal products sold during the last two fiscal years include Automotive Body Components such as:


* Rear Deck Spoilers
* Running Boards
* Front Grills
* Stainless Steel Exhaust Systems
* Side skirts or front ends
* Carbon Fiber Seat Heater Systems
* Lights and Fixtures


MWW currently delivers 16 accessory programs, focused on Toyota and Lexus brands to the processing centers. These programs generate the majority of MWW's revenue. An accessory program refers to the complete package of goods and services related to a single accessory for a single vehicle sold by MWW to its customer. For example, MWW currently sells the Toyota Avalon spoiler program to all three of its major customers, South East Toyota, Gulf States Toyota and Toyota Canada, Inc. The spoiler program delivers training at each port processing/installation facility, complete written instructions and installation templates, installation tools, and a spoiler for installation on each Avalon covered by the program.


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


MWW has also begun with the development, implementation and testing of its B2B internet logistics platform and e-commerce site (www.marketingworldwide.us) that will sell MWW products on line, support customer training, and provide password protected access for selected customers to installation manuals and documents for testing standardization and accuracy across the installation process. The website will accommodate product and installation information requests as well as eventually the convenient and secure exchange of mission critical data, such as purchase order placing and real time tracking online. Currently, access to the site requires a password. The development and implementation phase of the B2B site has been completed and the site is currently in the final review stages. No additional development will be needed and no additional funds are required before final publication of the site. At present, the public does not have access to the site.


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


Vehicle manufacturers and their distributors utilize suppliers such as MWW to propose, design, manufacture and deliver the products that are in demand by automobile buyers. The processing centers operate under quality control programs similar or equal to the manufacturer's on-line production facilities. Therefore, process stability, quality control issues and other related procedures are a crucial component of a successful relationship with the processing centers. MWW does not have long-term written agreements with its key customers or its key suppliers that specify all of the terms and conditions of their relationship. Instead, MWW and its key customers and key suppliers are each individually approved and/or certified by various global automotive manufacturing companies or international standards organizations, such as the ISO, as to product and service quality. MWW and its key customers and key suppliers exchange purchase orders to complete the numerous individual tasks that occur as MWW orchestrates the process that performs the activities required to deliver the end product to its customer and meet its customer's needs. This process covers design to finance to production to sales and marketing to after-sales service.



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

AWA AISIN (ASIAN WORLD CORPORATION)


AWA/Aisin is located in Japan and partially owned by the Toyota Corporation. AWA/Aisin is a Tier-1 supplier to Toyota and other third party global automobile manufacturers. Based on this close relationship, Aisin provides MWW with components and material that are original equipment manufacturer quality and provided by a Toyota certified supplier. Many of the programs that MWW sells in the United States are MWW designed variations of factory-supplied parts. Aisin also manufactures raw parts and finished goods to MWW specific design and manufacturing instructions. For fiscal 2004, 52% of MWW's revenue was attributable to products supplied by this supplier.



BORLA PERFORMANCE


Headquartered in California with locations in Europe, Borla is one of the top two suppliers for original equipment manufacturer grade specialized stainless steel performance exhaust systems and a longstanding supplier for MWW. For fiscal 2004, 15% of MWW's revenue was attributable to products supplied by this supplier.



PINNACLE PLASTICS


An Ohio based Blow Molder and an original equipment manufacturer approved supplier among others for Honda, Ford Motor Company and MWW. For fiscal 2004,
 7% of MWW's revenue was attributable to products supplied by this supplier.

TTE TOYOTA TEAM EUROPE

TTE is wholly owned by Toyota Motor Corporation and produces accessory components for Toyota and Lexus vehicles worldwide. TTE also services the Toyota racing program. TTE is currently exploring possibilities for common product development and marketing with MWW, but no terms have been incorporated into a binding written agreement.

WET/NCC


One of the leading original equipment manufacturers for carbon fiber seat heating systems. For fiscal 2004, 16% of MWW's revenue was attributable to products supplied by this supplier.



COLORTEK


This firm is a Class A automotive paint facility and supplier of paint technology systems and paints. It provides high quality paint jobs for Ford, General Motors, Chrysler and MWW products. The firm is ISO 9000 certified. For fiscal 2004, 7% of MWW's revenue was attributable to products supplied by this supplier.



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

Proprietary Rights


MWW relies on existing trade secret laws, if any, and signed confidentiality and nondisclosure agreements with its suppliers to protect the proprietary rights in the design of its products and in the products itself. However, MWW has not taken steps to seek copyright protection for its designs or patents for any of its processes. Further, it may be possible for third parties to develop similar products independently, provided they have not violated any contractual agreements or applicable intellectual property laws.


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


3020 Leprechaun Lane, Palm Harbor, Florida, United States. MWW pays $900 per month under a month to month agreement for this office.

4354 Capra Way, Fort Worth, Texas, United States. MWW does not record any lease expense for this office because this facility is made available to MWW by its employee who is reimbursed for out-of-pocket costs, such as telephone, facsimile and courier costs.

Frauenhoferweg 19A, 40591 Duesseldorf West Germany. MWW does not record any lease expense for this office because this facility is made available to MWW by its employee who is reimbursed for out-of-pocket costs, such as telephone, facsimile and courier costs.

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


MWW has elected to outsource various activities, such as mechanical design, tooling, machinery and manufacturing capabilities to its key suppliers AWA Aisin and Borla Performance. Outsourcing these activities allows the dynamic and economical use of resources. The outsourcing decisions was made by management to keep product development cost and overhead low and to limited the number of fully employed personnel within the company. Management believes this strategy allows the company to react to changing market conditions and scale overhead efficiently, based on the existing product demand and other general economic conditions. The outsourcing agreements with AWA Aisin and Borla Performance are not a set of complex written documents. Instead, these business relationship are a part of what is often referred to as the automotive original equipment manufacturer (OEM) aftermarket accessory market. For example, AWA Aisin is partially owned by Toyota Motor Corporation of Japan and it is a Tier-1 supplier to Toyota and other automotive manufacturers. Similarly, Borla Performance is a manufacturer of specialized stainless steel performance exhaust systems. MWW orders equipment made by these companies and repackage it for its customers. For other programs, MWW integrates components from these suppliers and others into complete systems for its customers. While on other programs, MWW suggests new designs or new products for automotive aftermarket accessories. The term aftermarket refers to the market for parts and accessories used for the enhancement of a vehicle purchase or its upkeep. The word accessory used in this context refers to something nonessential, but desirable because the item contributes to an effect or result for the vehicle or driver. MWW calls itself an OEM or OE supplier of automotive aftermarket accessories because it acquires and markets items produced by others that are nonessential enhancements to the actual function of a vehicle, but the items are nonetheless desirable because the item contributes to an effect sought by the customer.

MWW owns the product designs and knowledge derived from the processes. The members of the Manufacturing Alliance (i.e., the suppliers) have a stake in the development process because they will get purchase orders and cash for filling the purchase orders and requests for services if the designs and products are adopted/purchased by MWW's customers. MWW does not have any copyrights or patents. MWW's product designs are protected only with confidentiality and non-disclosure agreements.



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

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with our financial statements. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

GENERAL OVERVIEW

The Company is a manufacturer of aftermarket original equipment accessory parts for automobiles and light trucks in the United States and Canada.


All of the Company's revenues are derived through sales to automotive companies. As a consequence, the Company is dependent upon the acceptance of its products in the first instance by the automotive industry. As a result of the Company's dependence on the acceptance of its products by the automobile industry, its business is vulnerable to actions which impact the automotive industry in general, including but not limited to, current consumer interest rates, fuel costs, and new environmental regulations. Other important factors, which may impact the Company's financial results, include the fact that the Company's business is dependent on a continued source of supply of many automotive body parts from a limited number of suppliers.


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

Comparison of the Year Ended September 30, 2003 to the Year Ended September 30,2004

Sales


Net sales decreased $1,102,881, or 13.8% from $$7,982,697 in 2003 to $6,879,816 in 2004. The decrease in net sales was the result of several delays of model launch dates by Toyota. This was made up of the late release of new programs and lower volume on existing programs; new programs , Sienna Spoiler $230,261, Echo Spoiler $118,049, Matrix Spoiler $34,701 in increased sales of existing product; in 2004 exhaust system sales decreased by $583,513, and other spoiler sales decreased by $1,052,325, other component sales increases made up the $149,946.


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


The Company incurred compensation costs of approximately $742,872 during 2004 as compared to approximately $950,000 in 2003, a decrease of approximately $207,000, or 22%. The cost of insurance coverage, including employee benefit plan coverage, decreased $39,977 during this period and travel costs associated with the increased number of projects and expanding customer base, increased approximately $5,527 in 2004 as compared to $36,000 in 2003. Compensation costs declined from the prior year primarily because Mr. Winzkowski, CEO and Mr. Marvin, CFO did not receive year end bonuses in fiscal 2004. In prior years, Mr. Winzkowski and Mr. Marvin were paid year end bonuses so that they could pay the income taxes attributable to MWW's predecessor that was taxed as a partnership. Compensation costs declined somewhat because Mr. Greg Green was paid less and no employees received year-end bonuses.



FINANCING EXPENSES


MWW incurred interest expense of $20,888 in 2004 as compared to $42,863 in 2003, a decrease of $21,975, or 51%. MWW's anticipated growth and resulting continued need for financing; it is anticipated interest costs will increase in the future.


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

MWW has incurred and recorded expenses in 2004 directly associated with becoming a publicly traded company. These direct expenses, exceeded $250,000 and were for the activities associated with prior years audits, legal and marketing costs. There were no comparable expenses or activities in 2003. A number of these expenses are non-reoccurring and will not have an impact on future reporting periods


MWW currently has a $750,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs. On March 1, 2004, MWW entered into an asset based loan agreement with Key Bank N.A. to borrow up to $750,000 (the "Loan"). The Loan is due on January 31, 2005. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan further, Mr. Winzkowski, Mr. Marvin and JCMD Properties, LLC (an entity controlled by Mr. Winzkowski and Mr. Marvin) each executed a commercial guaranty for an unlimited amount in favor of Key Bank N.A. The Loan with Key Bank N.A. is a standard asset based loan agreement. The Loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than 3.50 to 1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12-month period. MWW is in compliance with the terms and conditions of its agreement with Key Bank N.A. MWW does not have restrictive covenants on any other indebtedness and believes that is has satisfactory relationships with its creditors and that the agreement will be extended at the due date. The current outstanding balance on the line of credit with Key Bank is approximately $500,000. The current interest rate is 6% and is based upon 1/4 point below the Prime Rate (currently 6.25%). The renewal date of the line of credit agreement is February 1, 2006.

MWW is the maker of an unsecured 11.5% interest bearing promissory note (the "11.5% Note") in the principal amount of $130,000 that matures on January 31, 2007. The "11.5% Note is payable to an overseas company and the company has a satisfactory relationship with the holder of the 11.5% Note.

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

LACK OF LONG-TERM AGREEMENTS


MWW does not have worldwide operations as its name may imply. MWW does not have any material agreements with Toyota Motor Corporation of Japan as may be implied by its dealings with South East Toyota Distributors, Inc., Gulf States Toyota, Inc. or Toyota Canada, Inc. Moreover, MWW does not have long-term written agreements with its key customers or its key suppliers that specify all of the terms and conditions of their relationship. Instead, MWW and its key customers and key suppliers are each individually approved and/or certified by various global automotive manufacturing companies or international standards organizations, such as the ISO, as to product and service quality. MWW and its key customers and key suppliers exchange purchase orders to complete the numerous individual tasks that occur as MWW orchestrates the process that performs the activities required to deliver the end product to its customer and meet its customer's needs. This process covers design to finance to production to sales and marketing to after-sales service.

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



OUR SUCCESS DEPENDS ON KEY PERSONNEL AND KEY RELATIONSHIPS.

Our success is dependent on the creative ,technical, financial, administrative, logistical, design, engineering, manufacturing and other contributions of the founders of Marketing Worldwide Corporation, its current employees and the current relationships that Marketing Worldwide Corporation has with its major customers, major suppliers, and prospects.

For the fiscal year ended September 30, 2004, our three largest customers represented 55%, 28%, and 11% of our $6.8 million in net sales and 89% of our purchases came from three suppliers. Similarly, for the fiscal year ended September 30, 2003, our three largest customers represented 57%, 24%, and 13% of our $7.9 million in net sales and we made 79% of our purchases from two suppliers. Our founders, Michael Winzkowski, Chief Executive Officer and Jim Marvin, Chief Financial Officer have long-standing business, professional and personal relationships with persons at these organizations. Moreover, our current Sales Manager, Greg Green and Sales Account Manager, Charley Willis have good working relationships with our customers, vendors and sales prospects. Accordingly, the loss of one or more of these key personnel and/or key relationships would be likely to cause a material adverse change in our business, financial condition and results of operations. Stated differently, if we no longer have our unique relationships with customers, suppliers, and our sales prospects, then our current revenues will decline with the commensurate decline in operating results. Moreover, our efforts to convert sales prospects into customer relationships would be weakened.

OUR BUSINESS DEPENDS ON OUR DESIGNS, BUT WE HAVE NOT SOUGHT COPYRIGHT
PROTECTION.

Our success is dependent, in part, upon the designs for our principal products such as, our rear deck spoilers, running boards, front grills, stainless steel exhaust systems, side skirts, front ends, carbon fiber seat heaters, and light systems and the intellectual property and trade secrets used during the manufacturing and assembly processes. We have not taken steps to obtain copyright protection for our designs or to seek patents on any processes. Instead, we rely on confidentiality agreements with our Manufacturing Alliance, employees, vendors and consultants to protect our proprietary technology.

WE DO NOT HAVE LONG-TERM WRITTEN AGREEMENTS WITH OUR KEY CUSTOMERS OR KEY SUPPLIERS;

South East Toyota Distributors, Inc., Gulf States Toyota, Inc. and Toyota Canada, Inc. are all key customers, but none have any binding obligations to us beyond payment of our most recent purchase order. Similarly, AWA Aisin, Borla Performance, and WET/NCC are all key suppliers, but none of them have any binding obligation to us except to accept or reject the most recent purchase order submitted by us to furnish goods or services. The lack of long-term written agreements means that we cannot predict with any certainty that these customers and suppliers will remain our customers and suppliers beyond the next purchase order cycle. Likewise, we cannot predict with certainty that we will be able to replace a significant customer or significant supplier without a material adverse change in our business, financial condition and results of operations. Stated differently, we have to constantly justify our value proposition to our customers and our suppliers. On the positive side their freedom to stop dealing with us keeps us in close contact with them. On the negative side, their freedom to stop dealing with us means that our revenue and our ability to generate revenue is in constant jeopardy.

WE HAVE PLEDGE ALL OF OUR ASSETS TO ONE CREDITOR FOR A $750,000 LINE OF CREDIT

We entered into an asset based loan agreement with Key Bank N.A. to borrow up to $750,000 (the "Loan"). The Loan is due on January 31, 2006. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan. If we are unable to renew the Loan when it comes due or find other sources of capital, the lender could foreclose on all of our assets and force us out of business. This would have a material adverse effect on our financial condition and results from operations.


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

LONG LIVED ASSETS
-----------------

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

Michael Winzkowski has served as Chief Executive Officer, President, Secretary and Director of MWW since October 2003. Mr. Winzkowski was the President of MWW's predecessor since August 1998. From July 1997 to March 2001, Mr. Winzkowski was the Managing Director and President of Inalfa-Skylyte. Mr.Winzkowski has been involved in the automotive accessory business for the past seventeen (17) years. Mr. Winzkowski holds a degree in chemical Bio-Engineering and in addition studied Business, Marketing and Accounting Administration. He is an accomplished commercial pilot with close to 10,000 Hrs of flight experience, holding European and US Commercial, Air Transport Pilot and Instrument pilot certificates and a variety of Turboprop and Business Jet type ratings along with his single and multi engine ratings. Mr. Winzkowski is a member and manager of JCMD Properties LLC. MWW has agreed to occupy a new facility in Howell, Michigan as its principal business location that is being built to suit MWW' s requirements by JCMD Properties LLC under a five-year triple net lease agreement.

James C. Marvin has served as Chief Operating Officer, Chief Financial Officer and Director of MWW since October 2003. Mr. Marvin was the Operations Manager and Chief Operating Officer of MWW's predecessor since August 1998. From July 1997 to December 2000, Mr. Marvin was the Managing Director and Operations Manager of Inalfa-Skylyte. Mr. Marvin has been involved in the automotive accessory industry for the past twenty seven (27) years. Following fourteen (14) years with Cars & Concepts, Inc., a successful automotive accessory design and manufacturing company, Mr. Marvin left his position as Vice President and Controller in 1991, to co-establish Skylite Sunroofs, Inc. In 1994 he was involved in the merger of a European company and Skylite Sunroofs. In 1997 Inalfa Industries acquired the company and Mr. Marvin became the COO and a member of the board of directors of the North American aftermarket entity. Mr. Marvin attended Lake Superior and Cleary Universities majoring in Business and obtained degrees in Business Accounting and Business Administration. Mr. Marvin is a member and manager of JCMD Properties LLC. MWW has agreed to occupy a new facility in Howell, Michigan as its principal business location that is being built to suit MWW' s requirements by JCMD Properties LLC under a five-year triple net lease agreement.


The following individuals are expected to make significant a contribution to the business.


Gregory G. Green, Sales Manager. Age 49. Mr. Green has been employed in the automotive accessories business for the past twenty five (25) years. After thirteen 13 years with a successful U.S. OEM and aftermarket accessories manufacturer in the positions of Assembly Foreman, Production Supervisor and subsequently as Sales Manager, he took a position as Sales Manager for the newly formed Skylite-Sunroofs in 1991. In 2000, Mr. Green left Skylite Sunroofs, became the Director of Business Development for MWW's predecessor. Mr. Green finished his high school education while in the US army and attended Hondo College after his honorable discharge from the Armed Forces. In the years to follow, he attended numerous business seminars and college courses to enhance his marketing and sales skills. Mr. Green owns 470,400 shares of common stock and was one of the three owners of MWWLLC. Mr. Green has an employment agreement with MWWLLC that provides for a bi-weekly gross salary of $2,307.69 plus sales commissions.

Charley Willis, Sales Account Manager. Age 44. Mr. Willis has fifteen (15) years experience in Sales, Marketing, and new program development of automotive accessories. Customers ranged from traditional aftermarket distribution companies to large OEM companies. The past four (4) years he has been involved in product development, opportunity identification and project management for MWW and its predecessor. Mr. Willis is MWW's account manager for GST, Houston's (Toyota Port) and Audi/VW port in Texas. Mr. Willis attended Texas Wesleyan College and received a degree in Mass Communications, Advertising, and Marketing.


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


----------------------------------------------------------------------------------------------------------------
                                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------
                                                                       Long Term Compensation
                                                             -------------------------------------
                                  Annual Compensation                   Awards           Payouts
                        -----------------------------------  ------------------------- -----------
      (a)         (b)       (c)         (d)        (e)         (f)             (g)            (h)         (i)
Name                                             Other       Restricted    Securities
and                                              Annual      Stock         Underlying         LTIP      All Other
Principal                                        Compen-                   Options/SARS
Position         Year     Salary($)   Bonus($)   sation($)   ($)           (#)                ($)       ($)
----------------------------------------------------------------------------------------------------------------
                 2004     180,000            0      0           0           0                 0         0
Michael          2003     120,000      117,000      0           0           0                 0         0
Winzkowski       2002     100,000       65,000      0           0           0                 0         0
  CEO            2001      45,000            0      0           0           0                 0         0
----------------------------------------------------------------------------------------------------------------
                 2004     180,000            0      0           0           0                 0         0
James            2003     120,000      117,000      0           0           0                 0         0
Marvin           2002     100,000       65,000      0           0           0                 0         0
  COO            2001      45,000            0      0           0           0                 0         0


Greg Green       2004     <100,000           0      0           0           0                 0         0
Sales Mgr.       2003     115,000            0      0           0           0                 0         0
                 2002     121,000            0      0           0           0                 0         0
                 2001      79,000            0      0           0           0                 0         0



Mr. Winzkowski and Mr. Marvin receive a car monthly allowance of $656 and $0, respectively.

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

Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.


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

At September 30, 2003, MWW reported a related party note payable balance of $$215,533. The amount was due and owing to Mr. Winzkowski and Mr. Marvin. For the year ended September 30, 2003, no related party interest was charged to operation because the interest was waived. All related party notes had been repaid by MWW at September 30, 2004. During the next twelve months, MWW will begin making lease payments under a five-year lease with a landlord, JCMD Properties LLC, that is owned by James Marvin and Michael Winzkowski.


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

Item 13. Exhibits.

DESCRIPTION OF EXHIBITS

Exhibits                                                            Page No.
--------                                                            --------

(3)(i)   Certificate of Incorporation *
(3)(ii)  Bylaws *
(4)(1)   Form of Common Stock Certificate *
(4)(2)   Common Stock Purchase Warrant with Wendover Investments Limited *
(4)(3)   Stock Option Agreement with Richard O. Weed *
(10)(1)  Consulting Agreement with Rainer Poertner *
(10)(2)  Fee Agreement with Weed & Co. LLP *
(10)(3)  Purchase Agreement MWW and MWWLLC *
(10)(4)  Amendment to Purchase Agreement between MWW and MWWLLC**
(10)(5)  Employment Agreement with CEO Michael Winzkowski**
(10)(6)  Employment Agreement with COO/CFO James Marvin**
(10)(7)  Loan Agreement with KeyBank N.A.***
(10)(8)  Amendment to Consulting Agreement with Rainer Poertner***
(10)(9)  Employment Agreement with Greg Green****
(10)(10) Real Property Lease Agreement for 11224 Lemen Road, Suite A****
(10)(11) Real Property Lease Agreement for 11236 Lemen Road****
(10)(12) Supplier and Warranty Agreement****
(21)     Subsidiaries of Registrant *
(31.1)   CEO Certifications Under Section 302
(31.2)   CFO Certifications Under Section 302

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


**** previously filed on January 31, 2005 as part of the Form 10-KSB of Marketing Worldwide Corporation SEC File 0-50586 Accession Number
0001019687-05-000207.


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


                                       MARKETING WORLDWIDE CORPORATION


                                       BY: /S/ MICHAEL WINZKOWSKI
                                       -------------------------------
                                       NAME: MICHAEL WINZKOWSKI
                                       TITLE: CHIEF EXECUTIVE OFFICER
                                       Date: July 11, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       BY: /S/ MICHAEL WINZKOWSKI
                                       -------------------------------
                                       NAME: MICHAEL WINZKOWSKI
                                       TITLE: CHIEF EXECUTIVE OFFICER,
                                       SECRETARY AND DIRECTOR
                                       Date: July 11, 2005


                                       BY: /S/ JAMES C. MARVIN
                                       ------------------------------
                                       NAME: JAMES C. MARVIN
                                       TITLE: CHIEF FINANCIAL OFFICER
                                       AND DIRECTOR
                                       Date: July 11, 2005

Exhibits.

DESCRIPTION OF EXHIBITS

Exhibits                                                               Page No.
--------                                                               --------

(31.1)   CEO Certifications Under Section 302
(31.2)   CFO Certifications Under Section 302
(32.1)   CEO Certifications Under Section 906
(32.2)   CFO Certifications Under Section 906