Form 10QSB
period 2005-06-30
MARKETING WORLDWIDE CORP
filed 2005-08-16
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM April 1, 2005 TO June 30, 2005.

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

         As of Aug 14, 2005, the Registrant had 11,051,995 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         MARKETING WORLDWIDE CORPORATION

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending June 30, 2005

                                Table of Contents


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet:                        4
                      June 30, 2005 (unaudited)

                  Condensed Consolidated Statements of Income (unaudited):     5
                      Three and Nine Months Ended  June 30, 2005 and 2004

                  Condensed Consolidated Statement of Stockholder Equity       6
                      (unaudited): Nine Months Ended  June 30, 2005

                  Condensed Consolidated Statements of Cash Flows (unaudited): 7
                      Nine Months Ended  June 30, 2005 and 2004

                  Notes to Condensed Consolidated Financial Statements         8
                      (unaudited): June 30, 2005

         Item 2.  Management Discussion and Analysis                          13

         Item 3. Controls and Procedures                                      17

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           18

         Item 2.  Changes in Securities                                       18

         Item 3.  Defaults Upon Senior Securities                             18

         Item 4.  Submission of Matters to a Vote of Security Holders         18

         Item 5.  Other Information                                           18

         Item 6.  Exhibits                                                    19

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of March 31, 2005 and for the three months and Nine Months Ended June 30, 2005 and 2004 have been prepared by Marketing Worldwide Corporation, a Delaware corporation.

                         MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                    (UNAUDITED)


ASSETS
Current assets:
Cash and cash equivalents                                            $  196,830
Accounts receivable, net                                                929,083
Inventories                                                             935,388
Other current assets                                                    513,855
                                                                     -----------
TOTAL CURRENT ASSETS                                                  2,575,156

Property, plant and equipment, net                                      406,294
Other assets, net                                                           612

                                                                     -----------
                                                                     $2,982,062
                                                                     ===========

LIABILITIES STOCKHOLDERS EQUITY
Current liabilities:
Notes payable                                                        $  557,652
Current portion of capital lease obligations                             14,409
Accounts payable                                                        956,660
Notes payable - related parties                                         104,271
Other current liabilities                                               133,183
                                                                     -----------
TOTAL CURRENT LIABILITIES                                             1,766,175
                                                                     -----------

Notes Payable - long term portion                                       193,630
Capital leases - long term portion                                       30,997
Deferred tax liability - long term portion                               30,361
                                                                     -----------
TOTAL LIABILITIES                                                     2,021,163
                                                                     -----------

Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
  shares issued and outstanding - 0                                          --
Common stock - $0.001 per value, 100,000,000 shares authorized:
  11,051,995 shares issued and outstanding at June 30, 2005              11,052
Additional paid-in capital                                              777,248
Retained earnings                                                       172,599
                                                                     -----------
    TOTAL STOCKHOLDERS EQUITY                                           960,899
                                                                     -----------
                                                                     $2,982,062
                                                                     ===========


              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements

                                         MARKETING WORLDWIDE CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (UNAUDITED)


                                                       Nine Months Ended                   Three Months Ended
                                                           June 30,                           June 30,
                                                 -----------------------------      -----------------------------
                                                     2005             2004              2005             2004
                                                 ------------     ------------      ------------     ------------
Sales                                            $  5,751,291     $  5,387,515      $  2,254,196     $  1,647,393

Cost of sales                                       4,304,091        3,809,403         1,673,065        1,179,355
                                                 ------------     ------------      ------------     ------------
Gross profit                                        1,447,200        1,578,112           581,131          468,038

Operating Expenses
Selling, general and administrative expenses        1,251,656        1,160,532           471,745          329,498
                                                 ------------     ------------      ------------     ------------
Total Operating Expenses                            1,251,656        1,160,532           471,745          329,498


Income from operations                                195,544          417,580           109,386          138,540

Interest expense                                       32,069           31,841            13,282           12,416
Other (income)                                         (1,010)         (12,385)           (6,673)          (1,585)
                                                 ------------     ------------      ------------     ------------
Income before income taxes                            164,485          398,124           102,777          127,709

Provision for income taxes                             57,247          150,600            33,099           53,300
                                                 ------------     ------------      ------------     ------------
Net Income                                       $    107,239     $    247,524      $     69,678     $     74,409
                                                 ============     ============      ============     ============
Earnings per share
         Basic                                   $        .01     $       0.03      $        .01     $       0.01
                                                 ============     ============      ============     ============
         Diluted                                 $        .01     $       0.03      $        .01     $       0.01
                                                 ============     ============      ============     ============

Weighted average common stock outstanding
         Basic                                     11,218,662        8,892,444        11,185,328       10,004,000
                                                 ============     ============      ============     ============
         Diluted                                   11,449,431       10,031,333        11,416,097       11,254,000
                                                 ============     ============      ============     ============


                              See accompanying footnotes to the unaudited condensed
                                        consolidated financial statements

                                                        5

                                                 MARKETING WORLDWIDE CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            For the Nine Months Ended  June 30, 2005
                                                           (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                      Preferred                         Common        Additional                       Total
                       Preferred        Stock           Common          Stock          Paid-in        Retained      Stockholders'
                        Shares          Amount          Stock           Amount         Capital        Earnings        Equity
                      -----------    ------------    -----------     -----------     -----------     -----------    -----------
Balance at
October 1, 2004                --    $         --     11,251,995     $    11,252     $   907,048     $    65,360    $   983,660
                      -----------    ------------    -----------     -----------     -----------     -----------    -----------

Shares surrendered             --              --       (200,000)           (200)       (129,800)             --       (130,000)

Net income                     --              --             --              --              --         107,239       107,239
                      -----------    ------------    -----------     -----------     -----------     -----------    -----------
Balance at
  June 30, 2005                --    $         --     11,051,995     $    11,052     $   777,248     $   172,599    $   960,899
                      ===========    ============    ===========     ===========     ===========     ===========    ===========


                                      See accompanying footnotes to the unaudited condensed
                                                consolidated financial statements

                                                                6

                            MARKETING WORLDWIDE CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                               Nine Months Ended
                                                                   June 30,
                                                             2005              2004
                                                         ------------      ------------
Cash flows from operating activities:

Net cash (used in) operating activities                     (134,077)          (368,788)
                                                         ------------      ------------

                                                         ------------      ------------
Net cash (used in) provided by investing activities          (112,398)           14,087
                                                         ------------      ------------

                                                         ------------      ------------
Net cash (used in)provided by financing activities           (88,805)          472,401
                                                         ------------      ------------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS          (335,280)          117,700

Cash and cash equivalents at the beginning of period          532,110           224,817

                                                         ------------      ------------
Cash and cash equivalents at the end of period           $    196,830      $    342,517
                                                         ============      ============

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Fixed assets purchased against notes payable             $     99,147      $         --
                                                         ============      ============
Fixed assets purchased against capital leases            $     45,829      $         --
                                                         ============      ============


Membership interest converted to notes payable
To related parties                                       $         --      $    100,000
                                                         ============      ============
Common stock issued in exchange for consulting services                    $     26,790
Common stock issued in exchange for consulting services  $    130,000      $    130,000
                                                         ============      ============

Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                    $     32,069      $     32,271
                                                         ============      ============
Taxes paid in cash                                       $      6,000      $         --
                                                         ============      ============


                 See accompanying footnotes to the unaudited condensed
                           consolidated financial statements


                                           7

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months and nine month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)
------------------------------------

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the quarter ended September 30, 2003. The Company has no awards of stock-based employee compensation outstanding at June 30, 2005 and 2004.

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


New Accounting Pronouncements
-----------------------------

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liabilities fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                   (UNAUDITED)


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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                   (UNAUDITED)


NOTE B - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of June 30, 2005, the Company has issued and outstanding 11,051,955 shares of common stock. As of June 30, 2005, the Company has no issued and outstanding shares of preferred stock.

In March 2005 the Company has cancelled 200,000 shares of common stock, which were issued to a consultant in June, 2004 and have been surrendered back to the company. The shares were issued subject to the delivery of certain investor relations services to the company. The services have not been delivered and accordingly the consultant has agreed to surrender the shares to the company.


NOTE C - STOCK OPTIONS AND WARRANTS

During the Nine Months Ended June 30, 2005 the Company did not grant any compensatory stock options and warrants to non-employees. Accordingly no compensation costs were charged to operations during the Nine Months Ended June 30, 2005.

Stock Options
-------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of June 30, 2005:

                                Options Outstanding                               Options Exercisable
                        --------------------------------                       ----------------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
        $ 1.00            250,000                3.50               $ 1.00        250,000        $ 1.00
                         --------               -----              -------       --------       -------
                          250,000                3.50               $ 1.00        250,000        $ 1.00
                         ========               =====              =======       ========       =======

Transactions involving options issued to non-employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares    Price Per Share
                                           ----------------    ---------------
       Outstanding at October 1, 2004            250,000         $   1.00
          Granted                                      -                -
          Exercised                                    -                -
          Canceled or expired                          -                -
                                               ---------         --------
       Outstanding at June 30, 2005              250,000         $   1.00
                                               =========         ========

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                   (UNAUDITED)


NOTE C - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of June 30, 2005:

                              Warrants Outstanding                                 Warrants Exercisable
                        --------------------------------                       ----------------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
        $0.50            1,000,000               3.50               $ 0.50      1,000,000          $ 0.50
                        ----------              -----              -------     ----------         -------
                         1,000,000               3.50               $ 0.50      1,000,000          $ 0.50
                        ==========              =====              =======     ==========         =======

Transactions involving warrants issued to non-employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares    Price Per Share
                                           ----------------    ---------------
       Outstanding at October 1, 2004          1,000,000          $   0.50
          Granted                                      -                 -
          Exercised                                    -                 -
          Canceled or expired                          -                 -
                                               ---------          --------
       Outstanding at June 30, 2005            1,000,000          $   0.50
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

MWW's marketing/sales/service organization initially commenced business (as MWWLLC) with limited staff, buying and selling finished goods in bulk to suitable clients. Increasing demand for the company's products and services prompted an expansion of MWW's infrastructure and staff and warranted the diversification of its activities into the design and manufacturing of its products in order to support newly arising market opportunities. Drawing from the experience of its principals and strategically utilizing longstanding relationships in the industry, the company has steadily expanded its product range, client and employees/contractor base and is currently aggressively pursuing the expansion of its client roster, in addition to its currently existing clients such as South East Toyota, Gulf States Toyota and Toyota Canada.

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

INVENTORY MANAGEMENT

In addition to the implantation of "Just-In-Time" inventory management, we also face limited potential inventory management issues as a result of warranty and overstock. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications. While warranty claims could present a challenge and are processed by MWW, the cost for replacement is typically passed on to the members of our manufacturing alliance.

In order to better control warranty return levels, beginning in 2004, we tightened the rules for authorized warranty returns, placed further restrictions on the amounts customers can return and instituted a program so that our management can improve on estimating potential future product returns.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first nine months of fiscal year 2005, cash used in operations amounted to $134,077.

On March 1, 2004 an existing credit facility was replaced by a credit facility through Key Bank, as lender for a secured revolving credit facility. The term of the credit agreement is for a period of one year and provided for a line of credit up to $750,000. This credit line was renewed on March 1, 2005.

Direct borrowings under our revolving credit facility bear interest at a rate of prime less 1/4%. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets.

Our profitability and working capital requirements have become larger with newly awarded programs and arising program development opportunities to secure additional large customers. These increased working capital requirements are funded by borrowings from our line of credit. We are also planning to utilize funds from the execution of a planned Private Placement, or other sources of outside funding. We anticipate that these sources of funds will continue to be adequate to meet our near term needs.

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 TO THE THREE MONTHS ENDED June 30, 2004.

SALES. Net sales in the third quarter of 2005 were $ 2,254,196, an increase of $606,803, or 36.8%, compared to $1,647,393, in the third quarter of 2004. Contributing to the sales increase was higher volume associated with the expansion of the Seat Heater product line the launch of the Tacoma Exhaust system program and our recently launched TMMC Matrix component supply program directly to Toyota Canada.

GROSS MARGINS. Gross margins for the third quarter reflected a slight decrease to 25.7% from 28.4%, due to product sales mix, higher Research and Development cost and higher purchasing cost of raw components abroad and in the US.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $142,247 to $471,745 in the third quarter of 2005, compared to $329,498 in the third quarter of 2004. This increase was primarily due to an increase in administrative and sales expenses, caused by new hiring, costs associated with facility relocation and the addition of new programs.

OPERATING INCOME. Operating income decreased by $29,154 to $109,386 in the third quarter of 2005, compared to $138,540 in the third quarter of 2004. This decrease was primarily due to the overall increase in material and administrative costs as discussed above.

OTHER INCOME (EXPENSE), NET. Other income, net, increased primarily due to Gains in inventory.

INTEREST EXPENSE. Interest expense increased by $866 in the third quarter of 2005 compared to the same period in 2004, due to the higher average interest rates.


COMPARISON OF NINE MONTHS ENDED JUNE 30, 2005 TO THE NINE MONTHS ENDED JUNE 30, 2004.

SALES. Net sales for the Nine Months Ended June 30, 2005 were $5,751,291, an increase of $363,776, or 6.7%, compared to $5,387,515 in the same period of 2004. The change was due to increased sales in new products.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased by 4.2% percentage points to 25.1% for the Nine Months Ended June 30, 2005 from 29.3% in the same period of 2004. The decrease was mainly reflective of the increases in raw materials costs and product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $1,251,656 for the Nine Months Ended June 30, 2005, compared to $1,160,532 in the same period of 2004. The increase is due to increases in selling cost and new facilities relocation..

OPERATING INCOME. Operating income decreased to $195,544 for the Nine Months Ended June 30, 2005, compared to $417,580 in the same period in 2004, primarily due to lower margins based on product mix, increased expenditures in new product development and higher sales costs.

OTHER INCOME (EXPENSE), NET. Other income, net, decreased by $ 11,375 primarily due to unfavorable foreign exchange rates, produced by the weakening of the dollar against the Euro, generating lower profits from conversion compared to the 9 month period in 2004.

INTEREST EXPENSE. Interest expense increased by $228 for the Nine Months Ended June 30, 2005 compared to the same period in 2004, due to higher average Interest rates .

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At June 30, 2005, the allowance for sales returns totaled $0.

Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2005, there were no determined requirements for the allowance for doubtful accounts. This is based on the fact that the company has never had to account for a bad debt.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2005, we had an income tax expense provision of approximately $57,247. The valuation is based on our estimates of taxable income by jurisdiction in which we operate.

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

         There are no current legal proceedings


ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that have been submitted to a vote of the security holders during the quarter


ITEM 5.  OTHER INFORMATION

ITEM 6. EXHIBITS

(a) EXHIBIT(S) DESCRIPTION

    Exhibits                                                            Page No.
    --------                                                            --------

    (3)(i)   Certificate of Incorporation *
    (3)(ii)  Bylaws *
    (4)(1)   Form of Common Stock Certificate *
    (4)(2)   Common Stock Purchase Warrant with Wendover Investments Limited *
    (4)(3)   Stock Option Agreement with Richard O. Weed *
    (5)      Opinion on Legality *****
    (10)(1)  Consulting Agreement with Rainer Poertner ***
    (10)(2)  Fee Agreement with Weed & Co. LLP *
    (10)(3)  Purchase Agreement MWW and MWWLLC *
    (10)(4)  Amendment to Purchase Agreement between MWW and MWWLLC **
    (10)(5)  Employment Agreement with CEO Michael Winzkowski **
    (10)(6)  Employment Agreement with COO/CFO James Marvin **
    (10)(7)  Loan Agreement with KeyBank N.A. ***
    (10)(8)  Amendment to Consulting Agreement with Rainer Poertner ***
    (10)(9)  Employment Agreement with Greg Green ****
    (10)(10) Real Property Lease Agreement for 11224 Lemen Road, Suite A ****
    (10)(11) Real Property Lease Agreement for 11236 Lemen Road ****
    (10)(12) Supplier and Warranty Agreement ****
    (10)(13) Business Loan Agreement April 4, 2005 with KeyBank N.A. ******
    (21)     Subsidiaries of Registrant *
    (31)(1)  Certification of Chief Executive Officer pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002.
    (31)(2)  Certification of Chief Financial Officer pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002.
    (32)(1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.
    (32)(2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K

     * previously filed on February 11, 2004 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279.

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

         ****** previously filed on April 15, 2005 as part of the Form 10Q-SB of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-05-001392.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Marketing WorldWide Corporation
                                    (Registrant)

(Date): August 15, 2005             /S/ JAMES MARVIN
                                    --------------------------------------------
                                    James Marvin
                                    Vice President Finance,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)