Form 10KSB/A
period 2004-09-30
MARKETING WORLDWIDE CORP
filed 2005-09-21
CIK 1278363

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


MWW intends to grow its business operations in future periods by selling accessory programs for other global automobile brands besides Toyota and Lexus. MWW has established initial relationships with several major foreign and domestic automobile manufacturers, such as KIA, Nissan and Subaru and yet currently delivers the majority of its products and services to three large North American and Canadian vehicle processing centers. The three facilities are owned by South East Toyota Distributors, Inc., Gulf States Toyota, Inc. and Toyota Canada, Inc.

MWW develops, manufactures and sells aftermarket original equipment automotive accessory products. These proprietary products are created via the design, sales and development infrastructure owned, managed and controlled by MWW. Individual products are produced at MWW's request by MWW's suppliers. MWW owns the product designs and knowledge derived from the processes. MWW does not have any copyrights or patents. MWW's product designs are protected only with confidentiality and non-disclosure agreements. The suppliers have a stake in the development process because they will get purchase orders and cash for filling the purchase orders when the designs and products are adopted/purchased by MWW's customers.

MWW regards itself as a manufacturer, but MWW's definition of manufacturing does not focus on the traditional process of owning the factory that turns raw materials into components or finished products. Instead, MWW regards manufacturing as a system designed to perform the activities required to deliver the end-product to the customer and meet the customer's needs, from design to finance to production to sales and marketing to after-sales service. MWW manages its own supply chain or "virtual network" of relationships so that MWW's goods can be incorporated into other firms' global supply chains. Notably, MWW does not have a direct contractual relationship with Toyota Motor Corporation, who manufacturers the automobiles, but MWW's products are sold to SET, GST and TCI, who distribute Toyota and Lexus automobiles, and want to coordinate the delivery of MWW's programs to coincide with the arrival of new vehicles to the port or vehicle processing centers. As such, SET, GST and TCI demand that MWW and its suppliers meet the quality standards of Toyota Motor Corporation while simultaneously sharing advance product information that allows MWW to design accessories for each new body style introduced by Toyota Motor Corporation.

MWW's suppliers are a close working group comprised of tool makers, molders and paint facilities. The term suppliers refers to that group of independently owned companies that MWW uses to meet the requirements of its customers. The specific outside vendors used by MWW will depend upon requirements of MWW's customers. MWW's suppliers have included: AWA AISIN, a Toyota Motor Corporation certified supplier that provides MWW with original equipment manufacturer quality components and materials; Borla Performance, that provides MWW with original equipment manufacturer quality stainless steel performance exhaust systems; Modern Plastics, a Michigan based blow molder that provides MWW with blow molded plastic items; Toyota Team Europe, a subsidiary of Toyota Motor Corporation that provides MWW with various accessory components; WET/NCC & Micro Heat, that provides MWW with carbon fiber seat heating systems and electronic windshield fluid systems; Colortek, that provides MWW with painting services that conform to the automotive industry quality standards; Cars and Concepts/Nolden, that provides MWW with WET/NCC seat heaters; and Hella, Inc., that provides MWW with electronic parts and lighting assemblies. MWW believes that its relationship with each vendor is good. There are no long term written agreements between MWW and any vendor that is referred to as a MWW supplier that contain all of the terms and conditions of the agreement. Instead, MWW and its suppliers are each familiar with the global automotive standards of various manufacturers, such as Toyota and Lexus, and can, therefore, exchange purchase orders and make payments to each other through electronic data exchange, facsimile, and telephone calls.

At the instruction and with the supervision of MWW, each supplier executes a different stage of the manufacturing process for MWW's final product. MWW selects, retains, and compensates these individual firms and coordinates the scheduling and is responsible to its customers (the vehicle processing centers) for the final work product, its timely delivery, the supplying of installation instructions, training of technical personnel and execution of warranty services. The suppliers are typically certified by the International Standards Organization ("ISO") with the ISO 9000 certification. [ISO 9000 certification refers to the objectively measurable set of quality management standards and guidelines that form the basis for establishing quality management systems adopted by the ISO. The ISO is a non-governmental organization comprised of the national standards institutes of 146 countries.] MWW controls manufacturing and its employees are involved in all aspects of the process. MWW exerts control over its suppliers through new purchase orders, repeat orders and payment policies. Each member has a stake in the overall success of each product because the vendors get purchase orders and payment for filling the orders and requests for additional products and services if MWW's products and services are adopted/purchased by MWW's customers.


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

Product Warranties


The Company generally warrants its products to be free from material defects and to conform to material specifications for a period of three (3) years. The cost of replacing defective products and product returns have been immaterial and within management's expectations. In the future, when the company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs


MWW suppliers provide warranties for each product manufactured covering manufacturing defects for the same period that MWW offers to its customers. Therefore, a majority of the claims made under product warranties by MWW's customers are covered by our supplier partners and sub-suppliers.

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

Proprietary Rights


MWW relies on existing trade secret laws, if any, and confidentiality and nondisclosure agreements with its suppliers to protect the proprietary rights in the design of its products and in the products itself. MWW includes non-disclosure and confidentially provisions in its purchase orders. MWW has not taken steps to seek copyright protection for its designs or patents for any of its processes. Further, it may be possible for third parties to develop similar products independently, provided they have not violated any contractual agreements or applicable intellectual property laws.


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


MWW has elected to outsource various activities, such as mechanical design, tooling, machinery and manufacturing capabilities to several consultants and its key suppliers AWA Aisin and Borla Performance. Outsourcing these activities allows the dynamic and economical use of resources. The outsourcing decisions was made by management to keep product development cost and overhead low and to limited the number of fully employed personnel within the company. Management believes this strategy allows the company to react to changing market conditions and scale overhead efficiently, based on the existing product demand and other general economic conditions. The outsourcing agreements with consultants, AWA Aisin and Borla Performance are not a set of complex written documents. Instead, these business relationship are a part of what is often referred to as the automotive original equipment manufacturer (OEM) aftermarket accessory market. For example, AWA Aisin is partially owned by Toyota Motor Corporation of Japan and it is a Tier-1 supplier to Toyota and other automotive manufacturers. Similarly, Borla Performance is a manufacturer of specialized stainless steel performance exhaust systems. MWW orders equipment made by these companies and repackage it for its customers. For other programs, MWW integrates components from these suppliers and others into complete systems for its customers. While on other programs, MWW suggests new designs or new products for automotive aftermarket accessories. The term aftermarket refers to the market for parts and accessories used for the enhancement of a vehicle purchase or its upkeep. The word accessory used in this context refers to something nonessential, but desirable because the item contributes to an effect or result for the vehicle or driver. MWW calls itself an OEM or OE supplier of automotive aftermarket accessories because it acquires and markets items produced by others that are nonessential enhancements to the actual function of a vehicle, but the items are nonetheless desirable because the item contributes to an effect sought by the customer.

MWW owns the product designs and knowledge derived from the processes. The MWW suppliers have a stake in the development process because they will get purchase orders and cash for filling the purchase orders and requests for services if the designs and products are adopted/purchased by MWW's customers. MWW does not have any copyrights or patents. MWW's product designs are protected only with confidentiality and non-disclosure agreements.


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

                         MARKETING WORLDWIDE CORPORATION
                           Consolidated Balance Sheet
                               September 30, 2004
--------------------------------------------------------------------------------

ASSETS
Current assets:
Cash and cash equivalents                                            $  532,110
Accounts receivable, net                                                518,028
Inventories (Note D)                                                    721,268
Deferred tax assets (Note N)                                              7,023
Other current assets (Note E)                                           286,596
                                                                     -----------
TOTAL CURRENT ASSETS                                                  2,065,025

Property, plant and equipment, net (Note F)                             195,361
Other assets, net                                                         8,688

                                                                     -----------
Totals                                                               $2,269,074
                                                                     ===========

LIABILITIES AND  STOCKHOLDERS EQUITY
Current liabilities:
Notes payable, current portion (Note I)                              $  600,333
Current portion of capital lease obligation (Note Q)                      3,927
Accounts payable                                                        230,808
Notes payable - related parties (Note H)                                104,271
Other current liabilities (Note G)                                      179,457

                                                                     -----------
TOTAL CURRENT LIABILITIES                                             1,118,796
                                                                     -----------

Notes payable - long term portion (Note I)                              130,000
Capital leases - long term portion (Note Q)                               6,257
Deferred tax liabilities - long term portion (Note N)                    30,361
                                                                     -----------
TOTAL LIABILITIES                                                     1,285,414
                                                                     -----------

Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
  shares issued and outstanding - 0                                          --
Common stock - $0.001 per value, 100,000,000 shares authorized:
  11,251,995 shares issued and outstanding                               11,252
Additional paid-in capital                                              907,048
Retained earnings                                                        65,360

                                                                     -----------
    TOTAL STOCKHOLDERS EQUITY                                           983,660
                                                                     -----------
Totals                                                               $2,269,074
                                                                     ===========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         MARKETING WORLDWIDE CORPORATION
                        Consolidated Statements of Income
                 For the Years Ended September 30, 2004 and 2003
--------------------------------------------------------------------------------

                                                        2004             2003
                                                                     (As restated,
                                                                       - Note B)
                                                    -----------      -----------
NET SALES                                           $6,879,816       $7,982,697

Cost of sales                                        4,883,258        5,698,876
                                                    -----------      -----------
GROSS PROFIT                                         1,996,558        2,283,821
                                                    -----------      -----------

OPERATING EXPENSES:
     Selling expenses                                  300,446          315,251
     General and administrative expenses             1,561,857        1,643,120
     Financial expenses                                 20,888           42,863
                                                    -----------      -----------
         TOTAL OPERATING EXPENSES                    1,883,191        2,001,234
                                                    -----------      -----------

INCOME FROM OPERATIONS                                 113,367          282,587

Other income (Note L)                                   13,883           67,146
                                                    -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES               127,250          349,733

Provision for income taxes (Note N)                     61,890            8,000
                                                    -----------      -----------

NET INCOME                                          $   65,360       $  341,733
                                                    ===========      ===========

Net income available for common shareholders        $   65,360       $  341,733
Weighted average common shares outstanding
for basic earnings per share                         9,482,332        9,600,000
Net effect of dilutive stock warrant                   211,539               --
Weighted average common shares outstanding for
dilutive earnings per share                          9,693,871        9,600,000

Basic earnings per share                           $      0.01       $     0.04
Dilutive earnings per share                        $      0.01       $     0.04


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

The Company generally warrants its products to be free from material defects and to conform to material specifications for a period of three (3) years. The cost of replacing defective products and product returns have been immaterial and within management's expectations. In the future, when the company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.


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

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE D   INVENTORIES

Inventories are stated at the lower of cost or market determined by the average method. Components of inventories as of September 30, 2004 are as follows:

         Finished goods                                  $ 567,526
         Work- in-process                                  153,742
                                                         ----------
         Total                                           $ 721,268
                                                         ==========

NOTE E  OTHER CURRENT ASSETS

Other current assets at September 30, 2004 are comprised of the following:

Advances to supplier                      $  141,600
Income taxes receivable                      131,818
Prepaid expenses                              13,178
                                          ----------
                                          $  286,596
                                          ==========

NOTE F   PROPERTY AND EQUIPMENT


At September 30, 2004, property and equipment consists of the following:

Tools                                $ 147,628
Office equipments                       83,046
Automobiles                             44,968
Furniture and fixtures                  12,557
                                     ----------
                                       288,199

Less: accumulated depreciation          92,838
                                     ----------

    TOTAL                            $ 195,361
    ------                           ==========


NOTE G   OTHER CURRENT LIABILITIES

As of September 30, 2004 other current liabilities consists of the following:

Payroll and payroll taxes payables   $  23,492

Accrued expenses                       145,397

Credit cards payable                    10,568
                                     ----------

    TOTALS                           $ 179,457
                                     ==========

Payroll and payroll taxes payables are related to the payroll and payroll taxes accruals for the year ends.


NOTE H   RELATED PARTY NOTES PAYABLE


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


NOTE I   NOTES PAYABLE


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


NOTE J   STOCKHOLDERS' EQUITY


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

In June 2004, the Company issued 512,186 shares of common stock for $332,921 in connection with a private placement memorandum.

In June, 2004, the Company issued an aggregate of 535,809 shares of its restricted common stock to a consultant for services rendered. The Company valued the shares issued at $0.05 per share, which approximated the fair value of the services received, which did not differ materially from the value of the stock issued. Compensation cost of $26,790 was charged to income during the year ended September 30, 2004. In accordance with EITF 96-18 the measurement date to determine shares' fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The shares were issued at the time that the Company did not have a historical market price for its common stock, and therefore their fair value was based on the Company's book value.

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


NOTE K   STOCK OPTIONS AND WARRANTS


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


NOTE K   STOCK OPTIONS AND WARRANTS (Continued)


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


NOTE L   OTHER INCOME


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

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------

NOTE M   DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically uses foreign exchange contracts for trading purposes. The sole foreign currency exchange contract as of September 30, 2003 does not meet the criteria set forth in SFAS No. 133 for hedge accounting and have been accounted for on a mark-to-market basis. The Company had no foreign currency exchange contracts outstanding as of September 30, 2004. As of September 30, 2003, the mark-to-market adjustment for the foreign currency contract amounted to $15,819 is included in other income.

As of September 30, 2004 and 2003, the Company had $0 and $200,000, respectively, U.S. equivalent of commitments to purchase a foreign currency.


The Company's short term foreign currency contracts subject the Company to risk due to foreign exchange rate fluctuations, because gains and losses on these instruments may have significant impact on the results of operations.


NOTE N   PROVISION FOR INCOME TAXES


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


NOTE O   EARNINGS PER COMMON SHARE


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


NOTE P   ECONOMIC DEPENDENCY


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


NOTE Q   COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company is renting its offices and warehouse in Michigan on a month to month basis. During the years ended September 30, 2004 and 2003, the Company incurred rent expense of $90,225. and $80,606 respectively.

In March, 2004, the Company entered into an agreement to lease certain real property and improvements from an entity controlled by the Company's Chief Executive Officer and Chief Financial Officer. The lease is effective January 1, 2005

Commitments for minimum rentals under non cancelable leases at September 30, 2004 are as follows:

        2005                    $    112,050
        2006                         151,641
        2007                         156,173
        2008                         157,766
        2009 and thereafter          199,853
                                ------------
                                $    777,483
                                ============


Capital Lease Obligations
-------------------------

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

                                       MARKETING WORLDWIDE CORPORATION


                                       BY: /S/ MICHAEL WINZKOWSKI
                                       -------------------------------
                                       NAME: MICHAEL WINZKOWSKI
                                       TITLE: CHIEF EXECUTIVE OFFICER
                                       Date: September 21, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       BY: /S/ MICHAEL WINZKOWSKI
                                       -------------------------------
                                       NAME: MICHAEL WINZKOWSKI
                                       TITLE: CHIEF EXECUTIVE OFFICER,
                                       SECRETARY AND DIRECTOR
                                       Date: September 21, 2005


                                       BY: /S/ JAMES C. MARVIN
                                       ------------------------------
                                       NAME: JAMES C. MARVIN
                                       TITLE: CHIEF FINANCIAL OFFICER
                                       AND DIRECTOR
                                       Date: September 21, 2005

Exhibits.

DESCRIPTION OF EXHIBITS

Exhibits                                                               Page No.
--------                                                               --------

(31.1)   CEO Certifications Under Section 302
(31.2)   CFO Certifications Under Section 302
(32.1)   CEO Certifications Under Section 906
(32.2)   CFO Certifications Under Section 906