Form 10KSB/A
period 2004-09-30
MARKETING WORLDWIDE CORP
filed 2005-10-26
CIK 1278363

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

In July 2003, the Company issued 400,000 shares of its $.001 par value common stock to in exchange for $4,200 cash and 100,000 shares of common stock of F10 Oil & Gas Properties, Inc.. The shares of F10 Oil & Gas Properties, Inc. were valued at $1, which approximates the fair value of the common stock


In October 2004, the Company issued 9,600,000 shares of its $.001 par value common stock in connection with restructure of the Company acquisition of 100% of the membership interests in Marketing Worldwide LLC, a Michigan limited liability company. (See Note C)

In October 2004, the Company issued 4,000 shares of its $.001 par value common stock and a Common Stock Purchase Warrant to acquire up to 1,000,000 shares of its $.001 par value common stock in exchange for $6,000. The Warrant allows the holder to exercise $.50 per share any time at before December 31, 2008.


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
                                                          =========    =========


In October 2004, the Company acquired all previously outstanding membership interests of MWWLLC. This transaction has resulted in MWWLLC being treated as "disregarded entity" for federal income tax purposes, hence does not file federal and state income tax returns. The assets, liabilities and results of operations of MWWLLC are now being reported in the Company's corporate tax returns. MWWLLC had claimed bonus depreciation in previous years resulting in lower tax basis of assets. Hence the Company has recorded a deferred tax liability on the difference between book and tax basis for these assets.


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

Item 8B. Other Information.

None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance With Section 16(a) of the Exchange Act.


Michael Winzkowski, age 54, and James C. Marvin, age 49, are the directors of MWW. Both were appointed to MWW's board of directors in October 2004 in connection with the purchase of MWWLLC. In October 2004, both men were elected to serve until the next annual meeting of the stockholders. Mr. Winzkowski was appointed by the board of directors to serve as Chief Executive Officer, President and Secretary. Mr. Marvin was appointed by the board of directors to serve as Chief Operating Officer and Chief Financial Officer. The board made these appointments in October 2004. No member of the board is independent since both directors are employees of MWW. MWW does not have a standard arrangement for the compensation of its directors. At present, MWW's directors serve without compensation for acting as directors and do not receive any special compensation for committee participation or special assignments, but do receive salaries and other benefits as employees of MWW.


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

Michael Winzkowski has served as Chief Executive Officer, President, Secretary and Director of MWW since October 2004. Mr. Winzkowski was the President of MWW's predecessor since August 1998. From July 1997 to March 2001, Mr. Winzkowski was the Managing Director and President of Inalfa-Skylyte. Mr.Winzkowski has been involved in the automotive accessory business for the past seventeen (17) years. Mr. Winzkowski holds a degree in chemical Bio-Engineering and in addition studied Business, Marketing and Accounting Administration. He is an accomplished commercial pilot with close to 10,000 Hrs of flight experience, holding European and US Commercial, Air Transport Pilot and Instrument pilot certificates and a variety of Turboprop and Business Jet type ratings along with his single and multi engine ratings. Mr. Winzkowski is a member and manager of JCMD Properties LLC. MWW has agreed to occupy a new facility in Howell, Michigan as its principal business location that is being built to suit MWW' s requirements by JCMD Properties LLC under a five-year triple net lease agreement.

James C. Marvin has served as Chief Operating Officer, Chief Financial Officer and Director of MWW since October 2004. Mr. Marvin was the Operations Manager and Chief Operating Officer of MWW's predecessor since August 1998. From July 1997 to December 2000, Mr. Marvin was the Managing Director and Operations Manager of Inalfa-Skylyte. Mr. Marvin has been involved in the automotive accessory industry for the past twenty seven (27) years. Following fourteen (14) years with Cars & Concepts, Inc., a successful automotive accessory design and manufacturing company, Mr. Marvin left his position as Vice President and Controller in 1991, to co-establish Skylite Sunroofs, Inc. In 1994 he was involved in the merger of a European company and Skylite Sunroofs. In 1997 Inalfa Industries acquired the company and Mr. Marvin became the COO and a member of the board of directors of the North American aftermarket entity. Mr. Marvin attended Lake Superior and Cleary Universities majoring in Business and obtained degrees in Business Accounting and Business Administration. Mr. Marvin is a member and manager of JCMD Properties LLC. MWW has agreed to occupy a new facility in Howell, Michigan as its principal business location that is being built to suit MWW' s requirements by JCMD Properties LLC under a five-year triple net lease agreement.


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

----------------------------------------------------------------------------------------------------------------
                                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------
                                                                       Long Term Compensation
                                                             -------------------------------------
                                  Annual Compensation                   Awards           Payouts
                        -----------------------------------  ------------------------- -----------
      (a)         (b)       (c)         (d)        (e)         (f)             (g)            (h)         (i)
Name                                             Other       Restricted    Securities
and                                              Annual      Stock         Underlying         LTIP      All Other
Principal                                        Compen-                   Options/SARS
Position         Year     Salary($)   Bonus($)   sation($)   ($)           (#)                ($)       ($)
----------------------------------------------------------------------------------------------------------------

                 2004     137,344            0      0           0           0                 0         0
Michael          2003     120,000      117,000      0           0           0                 0         0
Winzkowski       2002     100,000       65,000      0           0           0                 0         0
  CEO            2001      45,000            0      0           0           0                 0         0
----------------------------------------------------------------------------------------------------------------
                 2004     137,344            0      0           0           0                 0         0
James            2003     120,000      117,000      0           0           0                 0         0
Marvin           2002     100,000       65,000      0           0           0                 0         0
  COO            2001      45,000            0      0           0           0                 0         0


Greg Green       2004     <100,000           0      0           0           0                 0         0
Sales Mgr.       2003     115,000            0      0           0           0                 0         0
                 2002     121,000            0      0           0           0                 0         0
                 2001      79,000            0      0           0           0                 0         0



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

                                       MARKETING WORLDWIDE CORPORATION


                                       BY: /S/ MICHAEL WINZKOWSKI
                                       -------------------------------
                                       NAME: MICHAEL WINZKOWSKI
                                       TITLE: CHIEF EXECUTIVE OFFICER
                                       Date: October 25, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       BY: /S/ MICHAEL WINZKOWSKI
                                       -------------------------------
                                       NAME: MICHAEL WINZKOWSKI
                                       TITLE: CHIEF EXECUTIVE OFFICER,
                                       SECRETARY AND DIRECTOR
                                       Date: October 25, 2005


                                       BY: /S/ JAMES C. MARVIN
                                       ------------------------------
                                       NAME: JAMES C. MARVIN
                                       TITLE: CHIEF FINANCIAL OFFICER
                                       AND DIRECTOR
                                       Date: October 25, 2005

Exhibits.

DESCRIPTION OF EXHIBITS

Exhibits                                                               Page No.
--------                                                               --------

(31.1)   CEO Certifications Under Section 302
(31.2)   CFO Certifications Under Section 302
(32.1)   CEO Certifications Under Section 906
(32.2)   CFO Certifications Under Section 906