Form 10QSB/A
period 2004-12-31
MARKETING WORLDWIDE CORP
filed 2005-10-26
CIK 1278363

                                  FORM 10-QSB/A



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


ITEM 3. CONTROLS AND PROCEDURES


a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2004 , the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.



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




(Date): October 25, 2005               /S/ JAMES MARVIN
                                       ------------------------------
                                       Name: James Marvin
                                       Title: Chief Financial Officer



MWW Form 10-QSB                                                               14