Form 10QSB/A
period 2005-03-31
MARKETING WORLDWIDE CORP
filed 2005-10-26
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

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

ITEM 3. CONTROLS AND PROCEDURES


a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2005 , the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

    (10)(13) Business Loan Agreement April 4, 2005 with KeyBank N.A.******

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


         ****** previously filed on May 16, 2005 as part of the Form 10-QSB for the period ending March 31, 2005 SEC File 0-50586 Accession Number 1019687-5-1392.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Marketing WorldWide Corporation
                                    (Registrant)


(Date): October 25, 2005            /S/ JAMES MARVIN
                                    --------------------------------------------
                                    James Marvin
                                    Vice President Finance,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)