Form 10QSB/A
period 2005-06-30
MARKETING WORLDWIDE CORP
filed 2005-10-26
CIK 1278363

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


COMPARISON OF NINE MONTHS ENDED JUNE 30, 2005 TO THE NINE MONTHS ENDED JUNE 30, 2004.


SALES. Consolidated net sales in the nine months ended June 30, 2005 were $5,751,291, an increase of $363,776 or 6%, compared to $5,387,515 during the nine months ended June 30, 2004.The increase of 6% is largely attributed to MWW efforts to sell additional accessory programs to existing customers. In the nine months ended June 30, 2005, we sold the new Tacoma Exhaust System program and increased sales ofSeat Heaters, Matrix Spoilers and exhaust systems to our existing customers. Selling additional accessory programs is part of MWW's routine business conduct. Our management and representatives on a routine basis visit and meet with our existing and potential new customers to introduce new products and seek opportunities for increasing sales of existing products.. Routinely, management revisits sales forecasts of current products with customers and discusses marketing campaigns at the customer and dealer level with the vehicle processing centers in an effort to increase sales.

GROSS MARGINS. Gross margins for the nine months ended June 30, 2005 reflected a decrease to 25% from 29%, due to product sales mix with a concentration in product sales with lower profit margins combined with currently higher purchasing cost of raw components abroad (Japan) and in the US, partially based on the weak U.S. currency. Further declines in the value of the U.S. dollar may have a material effect on the Company's financial condition and results of operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $91,124 to $1,251,656 in the nine months ended June 30, 2005, compared to $1,160,532 in the nine months ended June 30, 2004. This increase was primarily due to an increase in salaries and wages, travel, and other general expenses.

OPERATING INCOME. Operating income decreased by $222,036 to $195,544 in the nine months ended June 30,2005, compared to $417,580 in the nine months ended June 30,2004. This decrease was primarily due to the overall increase in material and administrative costs, higher Research and Development and product sales mix. Moreover, the Company was not operating at full capacity due because Toyota Motor Corporation of Japan delayed the introduction of certain new models and body styles which caused delays in the purchase decisions of MWW's customers. As noted above, these events are beyond management's control and can cause material changes to the Company's financial condition, cash flows, and operations during a particular accounting period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had a working capital of $808,981. The Company generated a deficit in cash flow from operations of $134,077 for the nine month period ended June 30, 2005. The deficit in cash flow from operating activities is largely attributable to an increase in the Company's accounts receivable, offset by reduction in accounts payable and increases in current portion of capital lease obligation, accounts payable, and other current liabilities. The Company invested $112,398 in new equipment during the period. Accounts receivable increased during the nine months ended June 30, 2005 from $518,028 to $929,083. The increase is largely attributable to our customer, Toyota Canada, Inc. (TCI). We extended our payment terms for the start of the new Matrix program. The terms were brought back to our normal 30 day terms by July 2005 and accounts receivable were reduced accordingly following the end of the period covered by this report. There was no adverse impact on short term liquidity since the company has an established credit line of $750,000 to cover these situations and issues. The increase in accounts receivable based upon the extension of credit terms beyond our normal 30 days does not represent a trend. There is no substantial seasonal trend in our business. Fluctuations in revenues and receivables are somewhat dependent on the automobile manufacturers model release schedules.

MWW currently has a $750,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs. On March 1, 2004, MWW entered into an asset based loan agreement with Key Bank N.A. to borrow up to $750,000 (the "Loan"). The Loan matured on January 31, 2005 and was extended to January 31, 2006. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan further, Mr. Winzkowski, Mr. Marvin and JCMD Properties, LLC (an entity controlled by Mr. Winzkowski and Mr. Marvin) each executed a commercial guaranty for an unlimited amount in favor of Key Bank N.A. The Loan with Key Bank N.A. is a standard asset based loan agreement. The Loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than 3.50 to 1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12-month period. MWW is in compliance with the terms and conditions of its agreement with Key Bank N.A. MWW does not have restrictive covenants on any other indebtedness and believes that is has satisfactory relationships with its creditors. The current outstanding balance on the line of credit with Key Bank is approximately $500,000. The current interest rate is 6% and is based upon 1/4 point below the Prime Rate (currently 6.25%). The renewal date of the line of credit agreement is February 1, 2006.

MWW is the maker of an unsecured 11.5% interest bearing promissory note (the "11.5% Note") in the principal amount of $130,000 that matures on January 31, 2007. The "11.5% Note is payable to TWM Trading, an overseas company. MWW has a satisfactory relationship with TWM Trading, the holder of the 11.5% Note.

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

ITEM 3. CONTROLS AND PROCEDURES


a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2005 , the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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