Form 10KSB
period 2005-09-30
MARKETING WORLDWIDE CORP
filed 2006-01-26
CIK 1278363

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2005

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period _______ to ________

                        Commission File Number 000-50586

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


                   2212 Grand Commerce Drive, Howell, MI 48855
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                   (Issuer's telephone number) (517) 540-0045

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          $.001 Par Value Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

State issuer's revenues for its most recent fiscal year. $8,101,109.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. At January 15, 2006, 1,922,395 shares or 17% of our common stock was held by non-affiliates, but there were no sales of common stock during the past 60 days from which to compute the aggregate market value.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

At January 15, 2006, there were 11,051,995 shares of $.001 par value common stock issued and outstanding.

Table of Contents                                                           Page
-----------------                                                           ----

                                     PART I

Item 1.  Description of Business.                                              1

Item 2.  Description of Property.                                              9

Item 3.  Legal Proceedings.                                                   11

Item 4.  Submission of Matters to a vote of Security Holders.                 11

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.            11

Item 6.  Management's Discussion and Analysis or Plan of Operation.           11

Item 7.  Financial Statements.                                                20

Item 8   Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosures.                                           20

Item 8A  Controls and Procedures.                                             20

Item 8B. Other Information.                                                   20

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act.                   20

Item 10. Executive Compensation.                                              21

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.                                     23

Item 12. Certain Relationships and Related Transactions.                      23

Item 13. Exhibits.                                                            25

Item 14. Principal Accountant Fees and Services.                              26

         Signatures.                                                          27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Marketing Worldwide Corporation, a Delaware corporation ("MMW" "We" "Us" "Our" or the "Company"), was incorporated on July 21, 2003. On October 1, 2003, we acquired 100% of the membership interests of Marketing Worldwide LLC, a Michigan limited liability company, under a Purchase Agreement with the owners. Accordingly, Marketing Worldwide LLC became a wholly owned subsidiary as of October 1, 2003.

The predecessor of Marketing Worldwide LLC, a Michigan limited liability company, was organized on October 27, 1997 in the state of Florida as Marketing Worldwide, Ltd., a Florida limited partnership. Marketing Worldwide, Inc., a Florida corporation, was the corporate general partner of Marketing Worldwide Ltd. Marketing Worldwide Ltd. and had limited operations until August 1998.

On December 27, 2001, Marketing Worldwide, Ltd., a Florida limited partnership, merged into Marketing Worldwide LLC, a Michigan limited liability company. Marketing Worldwide LLC, a Michigan limited liability company, was organized on December 27, 2001. The same day Marketing Worldwide LLC was organized, it merged with Marketing Worldwide, Ltd. The merger between Marketing Worldwide, Ltd. And Marketing Worldwide LLC represented a change in the form of legal organization (limited partnership to Limited Liability Company) and change in legal domicile (Florida to Michigan).

Business of Issuer

MMW is a small business issuer that operates in a niche of the supply chain for new passenger automobiles in the United States and Canada. We provide automotive accessory programs for installation on new automobiles. An accessory program refers to the complete package of goods and services related to a single accessory for a particular type of automobile. For example, our first accessory program, in 1999, was an agreement to design, manufacture, and deliver rear deck spoilers for the Toyota Camry to South East Toyota Distributors, Inc., an independently owned company that distributes Toyota and Lexus automobiles into the automotive dealer network in the Southeastern United States. MWW plans to grow its business operations in future periods by selling programs for other automobile brands besides Toyota and Lexus and has made initial contacts to do so.

During the year ended September 30, 2005, Marketing Worldwide sold 16 accessory programs, primarily for installation on new Toyota automobiles, to its three major customers, South East Toyota Distributors, Inc., Gulf States Toyota, Inc., and Toyota Canada, Inc. These three customers accounted for 88% of revenues during fiscal 2005.

We have established initial relationships with several other major foreign and domestic automobile manufacturers. However, we currently deliver the majority of our accessory programs directly to three large North American and Canadian automobile processing centers. The three automobile processing centers are owned by South East Toyota Distributors, Inc., Gulf States Toyota, Inc. and Toyota Canada, Inc. We recently began to deliver an accessory program for the Toyota Matrix directly to the Toyota Motor Manufacturing Corporation assembly plant in Canada and we have recently delivered our first accessory program to Kia Motors America. We are in various stages of seeking to provide our accessory programs to other major foreign and domestic automobile manufacturers such as Nissan, Subaru and Hyundai.

The accessory programs that we market to large automobile processing centers for installation on new automobiles are created by a design and manufacturing process that we manage and control. MWW regards itself as a manufacturer, but MWW's definition of manufacturing does not focus on the traditional process of owning the factory that turns raw materials into components or finished products. Instead, MWW regards manufacturing as a system designed to perform the activities required to deliver the end-product to the customer and meet the customer's needs, from design to finance to production to sales and marketing to after-sales service. MWW manages its supply chain or network of relationships so that MWW's goods can be incorporated into other firms' global supply chains. Notably, MWW does not have a direct contractual relationship with Toyota Motor Corporation, who manufacturers the Toyota automobiles, but MWW's products are sold to South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc., who distribute Toyota and Lexus automobiles. MWW has a direct relationship with Kia Motors America based in Irvine, California, the U.S. subsidiary of KIA Motors Corporation of Seoul, South Korea.

These companies want to coordinate the delivery of MWW's accessory programs to coincide with the arrival of new automobiles to the port or vehicle processing centers. As such, South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc. and Kia Motors America demand that MWW and its group of manufacturers comply with the quality standards of their respective manufacturers while sharing advance product information that allows MWW to design and manufacture accessories for each new body style introduced by those automobile manufacturers in the US and Canada.

MWW's manufacturers are a close working group comprised of toolmakers, molders and paint facilities. The selection of a specific vendor or manufacturer used by MWW will depend upon the requirements of MWW's customers. MWW vendors or manufacturers have included: AWA AISIN, a Toyota Motor Corporation certified and partially Toyota owned supplier that provides MWW with original equipment manufacturer quality components and materials; Borla Performance, that provides MWW with original equipment manufacturer quality stainless steel performance exhaust systems; Modern Plastics and Pinnacle, Michigan and Ohio based blow molders that provide MWW with blow molded plastic items; Toyota Team Europe, a subsidiary of Toyota Motor Corporation that provides MWW with various accessory components; Colortek that provides MWW with class A painting services that conform to the automotive industry quality standards; Cars and Concepts/Nolden, that provide MWW with WET/NCC carbon fiber seat heaters; and Hella, Inc., that provides MWW with electronic parts and lighting assemblies. MWW believes that its relationship with each vendor is good. There are no long term agreements between MWW and any vendor that is referred to as being a part of this group of vendors or manufacturers.

At the instruction and with the supervision of MWW, each of MWW's suppliers executes a different stage of the manufacturing process for MWW's final product. MWW selects, retains, and compensates these individual firms and coordinates the scheduling and is responsible to its customers (the vehicle processing centers) for the final work product, its timely delivery, the supplying of installation instructions, training of technical personnel and execution of warranty services. MWW's suppliers are typically certified by the International Standards Organization ("ISO") with the ISO 9000 certification. [ISO 9000 certification refers to the objectively measurable set of quality management standards and guidelines that form the basis for establishing quality management systems adopted by the ISO. The ISO is a non-governmental organization comprised of the national standards institutes of 146 countries]. MWW manages manufacturing and its employees are involved in all aspects of the process. MWW exerts control over its suppliers through new purchase orders, repeat orders and payment policies. Each supplier has a stake in the overall success of each accessory program because the suppliers get purchase orders and receive payment for filling the orders. The suppliers will receive requests for additional accessory programs when MWW's accessory programs are adopted/purchased by MWW's customers.

PRINCIPAL PRODUCTS AND SERVICES

The majority of MWW's accessory programs are sold directly to two large independently owned vehicle processing centers located in North America and two Toyota owned centers in Canada. These vehicle processing centers receive a continuous stream of new vehicles from the foreign and domestic automobiles manufacturers for distribution into United States and Canadian dealer distribution channel.

The vehicle processing centers submit purchase orders to MWW for the delivery of accessories programs for specific types of vehicles, so they can deliver a continuous stream of fully accessorized vehicles to retail showrooms across the entire U.S. and Canada. An accessory program refers to the complete package of goods and services related to a single accessory for a particular type of vehicle. MWW expects to increase its revenues by selling the processing centers additional accessory programs. In addition to its products, MWW provides installation fixtures and technical training to install the accessories at the facility. Moreover, MWW continues to develop new products to meet the changing demands of consumers and accommodate the changing body and model styles/equipment supplied by the manufacturer. MWW's accessory programs allow the retail car buyer to purchase a fully accessorized automobile in the dealer showroom.

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

MWW currently delivers accessory programs, focused on the Toyota brand to the automobile processing centers. These programs generate the majority of MWW's revenue. An accessory program refers to the complete package of goods and services related to a single accessory for a single automobile sold by MWW to its customer. For example, MWW currently sells the Toyota Avalon spoiler program to all three of its major customers, South East Toyota, Gulf States Toyota and Toyota Canada, Inc. The spoiler program delivers training at each port processing/installation facility, complete written instructions and installation templates, installation fixtures and tools, and a spoiler for installation on each Avalon covered by the program.

Three Lexus programs are in the design phase following presentations to Lexus. One custom exhaust system has been approved by Lexus, but MWW has not yet received any purchase orders. In future periods, management hopes to expand MWW's business operations to include the sale of programs to new customers. Further, once a program has been developed, MWW may be able to sell the accessories, components, products and services in the general retail aftermarket.

Our current accessory programs consisted of the following.

South East Toyota
-----------------

KIT- POILER AVALON
KIT-SPOILER AVALON '05
KIT-SPOILER RAV4
KIT-SPOILER CAMRY
KIT-SPOILER COROLLA
KIT-SPOILER 4RUNNER
KIT-SPOILER ASY SIENNA
KIT-DOOR GLASS TRIM SCION XB
KIT-DR HANDLES SCION XB
KIT-SEAT HEATER
KIT-EXHAUST SYSTEM TUNDRA
KIT-EXHAUST SYSTEM SEQUOIA
KIT-EXHAUST SYSTEM SCION TC
KIT-EXHAUST SYSTEM TACOMA
KIT-EXHAUST SYSTEM SCION XB
TIP-MATRIX EXHAUST SYSTEM

Gulf States Toyota
------------------
KIT-01 CAMRY SPOILER
KIT-SPOILER RAV4
KIT-SPOILER CAMRY
KIT-SPOILER COROLLA
KIT-SPOILER 4RUNNER
KIT-SPOILER ASY MATRIX
KIT-EXH SYS DUAL TACOMA

Toyota Canada, Inc.
-------------------
KIT-SPOILER RAV4
KIT-SPOILER CAMRY
KIT-SPOILER COROLLA
KIT-SPOILER 4RUNNER
KIT-SPOILER MATRIX PORT
KIT-SPOILER MATRIX TMMC
KIT-SPOILER SIENNA
KIT-SPOILER ECHO HB
KIT-EXHAUST SYSTEM TUNDRA
KIT-EXHAUST SYSTEM RAV4
KIT-EXHAUST SYSTEM ECHO HB

KIT-EXHAUST SYSTEM ECHO SEDAN
KIT-EXHAUST SYSTEM CAMRY
KIT-EXHAUST SYSTEM COROLLA
KIT-EXHAUST SYSTEM 4RUNNER
KIT-EXHAUST SYSTEM TACOMA
TIP-EXHAUST MATRIX "TRD"
TIP-MATRIX EXHAUST SYSTEM

KATZKIN LEATHER
---------------
KIT-SEAT HEATER

WEBASTO
-------
KIT-SEAT HEATER

KIA USA
--------
DOOR SILL TRIM


New Programs Developed

During fiscal 2004, MWW developed and launched a number of new products. These included five specifically designed stainless steel exhaust systems, two vehicle body packages and two components for delivery to Toyota Canada, Inc. for direct on-line installation on the Toyota Matrix.

The initial direct to the plant program or Toyota Matrix program is the first on-line production supply program for MWW. The Toyota Matrix program marks the beginning of MWW's efforts to expand its supply of components beyond the port or vehicle processing facilities directly to the Production Plants. MWW is currently supplying two components for this vehicle and the Toyota Matrix program has been extended to run through June of 2007. Currently, volumes on the Toyota Matrix program are exceeding original forecast.

Other programs launched during the year were the Scion XB body package, comprising of three component packages. The Echo HB special vehicle package was launched for the Canadian market as a prelude to the 2006 model program. Three exhaust systems were launched during 2004 and are expected to continue for the next three years.

Products in Development

During 2005, MWW increased its product development efforts consistent with its plan of operation. MWW designed several new components based upon its own design concepts. Following our initial review with the customers, we were approved to commence to the next level of development. During 2005, six of MWW's new product ideas were approved by its customers and MWW has started production on all of these programs. There are five new product concepts that have been designed and prototyped and are being tooled for launch in the January - March 2006 quarter.

A rear high mount spoiler was developed in conjunction with AWA Aisin and approved for production for the 2007 Toyota Camry by our customers and will be launched during 2006. This is a new vehicle and the program is scheduled to run through the year 2011.

MWW's design and engineering team has developed, designed and prototyped a lip spoiler for the 2006 Toyota Camry; this design has been approved and has gone into production with a launch date of March 2006.

MWW has developed, tooled and prototyped two (2) rear deck spoilers, a front air dam and spads for the new Toyota Tundra and Tacoma trucks, after approval by our customers. These products are ready to go into production and are planned to be launched in the first calendar quarter of 2006

Our first non-Toyota or Lexus program is for the KIA Spectra product. The components have been approved and MWW has received the first purchase order and releases for shipment in December 2005. The first shipment has been made. This program is for both KIA US and KIA Canada and is scheduled to run for three years.

Two new development projects were for stainless steel performance exhaust systems for the Toyota Yaris HB and Tacoma. The systems were developed on request of the customer. Both exhaust systems have already been prototyped, reviewed and approved for production. The Yaris launched in October 2005 and the Tacoma exhaust system launched in May 2005.

MWW has developed and prototyped one new electrical product, applicable to any car model by any automobile manufacturer. The product has been fully developed and is currently in the final approval stages with several customers and MWW hopes to ship first product during the first quarter of 2006.

Two stainless steel performance exhaust systems have been developed for Nissan USA and are currently under review at Nissan USA.

In addition to its internal development programs, MWW is in various stages of joint program developments on a number of new programs with three other suppliers. These development efforts were undertaken to expand our product offering and customer base, while reducing our development costs. The new product designs are not vehicle specific and would allow for easy installation on almost any vehicle. These products are prototyped and tooled with expected launch dates in the first quarter 2006.

THE MARKET

The automobile accessory market is highly fragmented and not dominated by a few large participants. Meanwhile, the market for automobile manufacturing is capital intensive and dominated by a limited number of large global participants. Due to competitive pressures among vehicle manufacturers, many automobile manufacturers have created option packages that are referred to as "port installed" or "dealer installed" option packages. The option packages are installed either at the domestic port processing centers or at the dealer and not during the initial manufacturing process at the manufacturer's assembly line

The port processing centers or vehicle processing centers are owned by the automobile manufacturers or independent third parties. These centers focus on distributing accessorized automobiles into the retail dealership network. The processing centers do not have the capacity and it is not part of their business plan to design and manufacture add-on components. Instead they have trained employees and are equipped to install virtually any accessory supplied to them in their facilities. With MWW's components, parts, training, installation instructions, fixtures and templates, any vehicle received by the centers can be fully accessorized before it goes into the retail dealer distribution network.

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

MWW's operations involve the design, tooling, manufacturing/assembly, sale and delivery of accessories to the port or vehicle processing centers. MWW supplies accessory products directly to the automobile processing centers at their U.S. entry ports and in Canada, for installation as either Port Installed Options or Dealer Installed Options programs. Port Installed Options refer to vehicle accessories that are installed at the port processing centers as opposed to options or accessories that are installed at the time the vehicle is assembled at the manufacturing facility. Dealer Installed Options refer to vehicle accessories that are installed at the dealer's facility as opposed to options or accessories that are installed at the time the vehicle is assembled at the manufacturing facility or at the port facility. The vehicle processing centers that will market those particular vehicles into the dealer network is responsible for requesting, approving, and ultimately paying for the accessories.

MWW also provides a limited number of components for regular aftermarket usage. MWW provides services, primarily training programs for processing center employees concerning installation, logistics training, quality assurance, testing procedures and warranty work, to support specific MWW products, programs and other needs for its core clients at the processing centers.

MAJOR CUSTOMERS

MWW's major customers in the U.S. are the large independently owned Toyota ports, South East Toyota Distributors, Inc. and Gulf States Toyota, Inc. In Canada, MWW's major customer is Toyota Canada, Inc. Other customers include KIA Motors USA, Katzkin Leather, a manufacturer and OE supplier of custom leather seats for major automobile brands and Webasto Roof Systems, a domestic and international manufacturer of original equipment and after market roof systems and distributor of select automotive accessories, several large accessory dealers groups and miscellaneous selected accounts in Europe. For the year ended September 2005, MWW was dependent upon three (3) customers for 88% of its revenue and 64% of its accounts receivable at September 30, 2005 were due from three (3) customers. For the year ended September 30, 2004, MWW was dependent upon three customers for 94% of its revenue and 89% of its accounts receivable at September 30, 2004 were due from three customers.

MWW devotes significant attention to its major customers and is seeking to develop relationships with additional customers, so that it will decrease its dependency on only a few major customers. For the year ended September 30, 2005, South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc., Katzkin and Webasto represented 55%, 28%, 11%, 4% and 2% of MWW's total revenue, respectively. For the year ended September 30, 2004, South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc. Katzkin and Webasto, represented 57%, 24%, 13%, 3% and 3%, of MWW's total revenue, respectively.

RESEARCH & DEVELOPMENT

MWW believes that its future performance will depend in large part on its ability to maintain and enhance its current product lines, develop new products, maintain technological competitiveness, meet demands from customer requirements and acquire new customers.

Each major program (i.e. a running board, rear deck spoiler or bumper guard) requires approximately $100,000- 200,000 for product development, including R&D, initial design and support investment. This amount includes design, development, tooling and initial inventory for at least one to two (1-2) months. Total research and development costs charged to income were $148,894 and $79,792 for the years ended September 30, 2005 and 2004, respectively.

The development phase of a new program starts between six to twelve (6-12) months before the model launch date of the car model for which they are being designed.

PROCESS

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

* Determine program revenue/profit potential
* Solicit volume estimate from customer
* Model data is obtained and design concepts are developed
* Set Launch date
* Proposal including pricing is submitted to the customer
* On customer approval a prototype is built
* Review date for customer component approval
* Purchase Order issued
* Manufacturing process begins

Customer Service and Support

MWW devotes substantial resources to providing customers with technical support, customer education and installation training. The Company believes that a high level of customer service and support is critical to the adoption of its new programs.

Technical Support

Technical support for MWW's products is provided through both field and corporate-based technical advisors. MWW provides customers with installation fixtures and tools, templates and manuals.

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

DESIGN SERVICES

MWW employs special design and engineering services that are carefully selected and qualified full service providers to complement the in-house design staff. Intellectual property rights are regulated through the appropriate agreements, such as confidentiality agreements and purchase orders.

The selected entities are highly regarded throughout the industry with a twenty
(20) year record of accomplishment in the design and development of automotive accessories. MWW has been working with the same designers and firms since inception.

SUPPLIERS

MWW has established relationships with a group of global suppliers that deliver quality materials for the production of add-on components to MWW. However, MWW largely depends upon three major suppliers, AWA Aisin, Borla Performance and WET/NCC. MWW devotes significant attention to these three relationships. MWW believes there are numerous sources for the raw materials used in its products. For the year ended September 30, 2005, MWW made 78% of its purchases from three suppliers and at September 30, 2005, 66% of MWW's accounts payable were due to three suppliers. For the year ended September 30, 2004, MWW made 89% of its purchases from two suppliers and at September 30, 2004, 57% of MWW's accounts payable were due to three suppliers.

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

WET/NCC

One of the original equipment manufacturers for carbon fiber seat heating systems.

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

COMPETITION

The general aftermarket automotive industry is highly competitive. In MWW's market niche, defined as selling directly to the port processing center, competition is somewhat limited and is occasionally represented by smaller divisions of larger companies. MWW competes for a share of the overall automotive aftermarket and potential new customers. In general, competition is based on proprietary product design capabilities and product quality, features, post-sale support, price and satisfactory after sale support. MWW's competitors include companies that offer a broad range of products and services, such as urethane molded parts, running boards, ground effects, and design.

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

Pro Design
Specializes in injection molded exterior trim components offering lip style spoilers and body trim parts.

COMPETITIVE ADVANTAGES

MWW believes that its competitive edge lies in the strategic positioning of MWW as a partner for its clients and not simply another supplier. It consequently focuses on the careful cultivation of these long-standing relationships, in contrast to simply selling products to anonymous customers. By making sure, those customers are and will remain satisfied clients; MWW is not only stabilizing and growing its client roster and assuring revenue growth, but also simultaneously building and maintaining barriers of entry for competitors. MWW spent many years cultivating the relationships that led to becoming a credible supply partner in the global supply chain for Toyota and Lexus vehicles. As part of the process, MWW built a strong commercial relationship with AWA Aisin that assists MWW in design of products for new Toyota and Lexus vehicle models. With this information, MWW can prepare programs for its customers that correspond to the 3-5 year life cycles of each vehicle model. Moreover, if MWW can manage its supplier and customer relationships effectively, it is creating reasonable barriers of entry for competitors, which might make it more difficult to persuade MWW's customers to switch to their goods and services. MWW is currently in the process of establishing those same relationships with additional foreign and domestic manufacturers. However, there can be no reasonable assurance that MWW will be able to maintain or expand its customer relationships.

Proprietary Rights

MWW primarily relies upon a combination of trade secret laws, nondisclosure agreements and purchase order forms to establish and protect proprietary rights in the design of its products and in the products itself. However, it may be possible for third parties to develop similar products independently, provided they have not violated any contractual agreements or intellectual property laws. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company may continue to pursue additional copyrights and patent protection for selected products in the future.

Item 2.  Description of Property.

MWW's main location is in Michigan with several support teams operating from satellite/home offices in different parts of the U.S. and Germany. The principal executive office is located at 2212 Grand Commerce Dr., Howell, MI 48855. This newly built facility is located close to the expressway, main roads, local airport and in a large city, Howell, Michigan. The facility has three truck wells, two ground doors, a technical development enclosure, 20 foot ceilings, additional office space and more parking. The land for the executive office consists of 2.3 acres. The office building is approximately 24,000 square feet.

The facility was built to suit MWW's requirements and leased from JCMD Properties LLC, a company owned by James Marvin and Michael Winzkowski, current officers, directors and major stockholders of MWW. As such, MWW has a long term lease with a landlord, JCMD Properties LLC that is owned by these two affiliates. Under the Lease Agreement, as amended, during calendar year 2005, MWW will pay monthly rent of $12,450 with annual adjustments as defined in the lease agreement. MWW added approximately $40,000 in fixtures and other improvements prior to occupancy. The lease rates between MWW and JCMD Properties LLC match existing lease rates in the area. The current cost per square foot at the facility is $7.50 per square foot and subject to a price increase if the lease is extended. Nearby, triple net lease rates range between $6.00 - $8.00 per square foot. Typically, the office portion is $12.00 per square foot and warehouse space is $6.00 per square foot. Rates vary between $6.00 - $8.00 per square foot depending upon the areas within a building and the set up for or design of the space.

Under generally accepted accounting principles, specifically FASB FIN 46-R (and after the Security and Exchange Commission following consultation with management determined that JCMD is a VIE), MWW consolidates the assets, liabilities, and non-controlling interest of JCMD Properties LLC, a "Variable Interest Entity" at fair value. The following mortgage obligations of JCMD Properties LLC pertain to the real property occupied by MWW. During fiscal 2005, JCMD Properties LLC had an interest only first mortgage of $611,600 with Key Bank. The interest rate was prime minus .25%. In October 2005, the $611,600 loan converted into a 20-year SBA loan with a fixed interest rate of 5.16% and results in a monthly payment of $4,802.74. On June 5, 2005, JCMD Properties LLC put a $764,500 10-year second mortgage against the real property occupied by MWW. The second mortgage has a fixed interest rate of 7.69%. The outstanding balance at September 30, 2005 was $758,756. The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC that is now included in the combined financial statements are not the Company's

The satellite/home offices for the support teams operating in different parts of the U.S. and Germany are located at the following addresses.

3020 Leprechaun Lane, Palm Harbor, Florida, United States. MWW pays $900 per month under a month to month agreement for this office. The other two offices are located at 4354 Capra Way, Fort Worth, Texas, United States and 5468 Hannover Drive, Cypress, CA. MWW does not record any lease expense for these offices because this facility is made available to MWW by its employees who are reimbursed for out-of-pocket costs, such as telephone, facsimile and courier costs. The third location is Frauenhoferweg 19A, 40591 Duesseldorf West Germany. MWW does not record any lease expense for this office because this facility is made available to MWW by its employee who is reimbursed for out-of-pocket costs, such as telephone, facsimile and courier.

The Florida office coordinates the relationship with South East Toyota Distributors, Inc. in regards to marketing and information exchange, oversees our Gulf States Toyota, Inc. sales and marketing team and the development of the Caribbean and South American clients and their associated product potential.

MWW has fifteen (15) full-time and three (3) part-time employees. During fiscal 2004, MWW had twelve (12) full time and two (2) part time employees. MWW considers full-time to be 32 or more hours per week. Management believes that the structure of its workforce allows MWW to scale its overhead according to the scope of its design, tooling, assembly and manufacturing requirements throughout the year. MWW plans to add employees in the future.

MWW has elected to outsource various activities, such as mechanical design, tooling, machinery and manufacturing capabilities to several consultants and its key suppliers AWA Aisin and Borla Performance. MWW has elected to outsource several, but not all of the activities required to manufacture its accessory programs. Management believes that outsourcing these activities allows the dynamic and economical use of resources. The outsourcing decisions was made by management to keep product development cost and overhead low and to limited the number of fully employed personnel within the company. Management believes this strategy allows the company to react to changing market conditions and scale overhead efficiently, based on the existing product demand and other general economic conditions. The outsourcing agreements with consultants, AWA Aisin and Borla Performance are not a set of complex written documents. Instead, these business relationships are a part of what is often referred to as the automotive original equipment manufacturer (OEM) aftermarket accessory market. For example, AWA Aisin is partially owned by Toyota Motor Corporation of Japan and it is a Tier-1 supplier to Toyota and other automotive manufacturers. Similarly, Borla Performance is a manufacturer of specialized stainless steel performance exhaust systems. MWW orders equipment made by these companies and repackages it for its customers. For other programs, MWW integrates components from these suppliers and others into complete systems for its customers. While on other programs, MWW suggests new designs or new products for automotive aftermarket accessories. The term aftermarket refers to the market for parts and accessories used for the enhancement of a vehicle purchase or its upkeep. The word accessory used in this context refers to something nonessential, but desirable because the item contributes to an effect or result for the vehicle or driver. MWW calls itself an OEM or OE supplier of automotive aftermarket accessories because it acquires and markets items produced by others that are nonessential enhancements to the actual function of a vehicle, but the items are nonetheless desirable because the item contributes to an effect sought by the customer.

Our suppliers have a stake in the development process because they will get purchase orders and receive payment for filling the purchase orders and requests for services if the designs and products are adopted/purchased by MWW's customers. MWW does not have any copyrights or patents. MWW's product designs are protected only with confidentiality and non-disclosure agreements and these agreements may not cover all of the activities performed by our suppliers. Further, MWW's outsourcing activities are not regulated by a set of contracts, but only by the legal conditions evidenced in the purchase orders. By exchanging purchase orders, the parties providing the outsourcing activities accept these conditions. The activities covered under such an agreement (i.e., the purchase order) include mechanical design, tooling, machinery and manufacturing. The purchase orders seek to regulate such issues as ownership of the intellectual property rights to the design and the price to be paid by MWW for the products. Beyond the price agreed upon in the purchase orders there is no other compensation and/or revenue sharing for a supplier. This practice is not unusual. MWW has proceeded this way with the same suppliers and customers for the last five (5) years without any issues over its product designs and process knowledge.

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

At December 28, 2005, there were 11,051,995 shares of common stock issued and outstanding. There are 1,250,000 shares of common stock that are subject to outstanding options and warrants to purchase common stock. No shares can be sold pursuant to Rule 144 under the Securities Act.

At December 28, 2005, MWW had 32 common stockholders of record. No shares of preferred stock have been issued. MWW has not declared any cash dividends on its common equity for the last two years. It is unlikely that MWW will pay dividend on its common equity in the future and is likely to retain earnings and issue additional common equity in the future.

MWW did not have any securities authorized for issuance under any equity compensation plans at the end of fiscal 2004 or fiscal 2005.

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

Growth opportunities for the Company include expanding its geographical coverage and increasing its penetration of existing markets through internal growth and expanding into new product markets and adding additional customers. Challenges currently facing the Company include managing its growth, controlling costs and completing the implementation of its enterprise-wide software systems and electronic commerce site and logistics exchange platform. Escalating costs of audits, Sarbanes-Oxley compliance, health care and commercial insurance are also challenges for the Company at this time.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various others assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

o Accounting for variable interest entities
o Revenue recognition
o Inventories
o Allowance for doubtful accounts
o Stock based compensation


ACCOUNTING FOR VARIABLE INTEREST ENTITIES
----------------------------------------
In December 2003, the FASB issued a revision to FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46R). FIN No. 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entities expected losses, receive a majority of the entity's expected residual returns, or both.

Pursuant to the effective date of a related party lease obligation, the Company adopted FIN 46R on January 1, 2005. This resulted in the consolidation of one variable interest entity (VIE) of which the Company is considered the primary beneficiary. The Company's variable interest in this VIE is the result of providing certain secured debt mortgage guarantees on behalf of a limited liability company that leases warehouse and general offices located in the city of Howell, Michigan.

The consolidation of the VIE resulted in net income of $10,081. Since the consolidation of the VIE was performed as of January 1, 2005, there was no significant impact to the Consolidated Statements of Income and Consolidated Statements of Cash Flows. The impact of consolidating the VIE on the Company's Consolidated Balance Sheet at January 1, 2005, was an increase in the Company's assets and liabilities of approximately $1.5 million and $1.4 million, respectively.

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

STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 -Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. A FA 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002. The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2005 TO THE YEAR ENDED SEPTEMBER 30, 2004

SALES

Net sales increased 1,221,293 or 17.8% from $6,879,816 in 2004 to $8,101,109 in
2005. The increase in net sales was the result of increasing sales of existing programs, launching several new programs and adding new customers. Seat heater sales increased by $732,689 and new Tacoma Exhaust systems sales were $324,825

GROSS PROFIT

For the fiscal year ended September 30, 2005, MWW's gross profit margin was 25% compared to 29% for the fiscal year ended September 30, 2004. The decrease in MWW's gross margin was caused by higher freight cost, increased spending in research and development and product mix. MWW's gross profit margin is influenced by a number of factors and gross margin may fluctuate based on changes in the cost of supplies, product mix and competition. Steel prices increases in 2005 and higher freight cost affected transportation cost. As a result of the increase in the Company's sales, the Company experienced an increase in its accounts receivable of $424,862 to $942,888 at September 30, 2005 compared to $518,026 at September 30, 2004, representing and increase of 45%. In addition, inventory levels increased to 839,079 in 2005 from $721,268 during the same period in 2004. Equipment used in manufacturing its products increased by $250,804 to $428,857 as of September 30, 2005.

In order to finance its expanding operations, the Company obtained conventional bank and lease financing, which provided the liquidity to meet it's on- going and anticipated working capital requirements, as well as increase its inventory levels and invest in equipment utilized in the ordinary course of its business operations. In summary, the change in product sales has been the catalyst for the change in the Company's financial position, results of operations and cash flow for the year ended September 30, 2005. There are no assurances the Company's past results is indicative of future performance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company's selling, general and administrative expenses during the year ended September 30, 2005 were $1,750,819 compared to $1,862,303 during the same period in 2004 The Company incurred research and development costs of $148,894 during 2005 as compared to $79,792 in 2004, an increase of $69,102, or 86.6%. The level of research and development costs are dependent upon the Company's customers' design changes to their automotive models and the company's exploration into changes in the application of new materials utilized, such as fiber glass and resins. The Company is operating in a highly technical industry and management anticipates research and development costs will remain a significant component of its ongoing operating expenditures.

The Company incurred compensation costs of approximately $742,443 during 2005 as compared to approximately $742,872 in 2004. The cost of insurance coverage, including employee benefit plan coverage, during this period and travel costs associated with the increased number of projects and expanding customer base, increased to approximately $111,919 in 2005 as compared to $42,527 in 2004.

FINANCING EXPENSES

MWW incurred interest expense of $132,479 in 2005 as compared to $19,285 in 2004, an increase of $113,194 or 586%. The increased interest amount was caused by an increase in the prime rate for MWW's credit line and the additional interest expense arising out of the consolidation of the JCMD property for purposes of this financial statement. MWW's portion of the total interest amount was $56,278 and JCMD was $79,251.

OTHER INCOME

Other income decreased from $13,883 in 2004 to $3,742 in 2005, a decrease of $10,141. Other income consists primarily of gains (losses) on foreign currency, gain in the sale of assets and interest income. While not a recurring activity, the Company's management from time to time assesses its foreign currency risks in connection with its agreements to acquire inventory and materials from its vendors and enters into contracts to hedge such risks. The Company currently has no foreign currency contracts.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had working capital of $434,415. As a result of our net income of $179,809, adjusted principally for a $437,310 increase in accounts receivable, we provided $461,915 of cash in operating activities during the year ended September 30, 2005. We used $63,845 of cash to acquire new equipment during the year. We met our cash requirements during the year by borrowing, $1,320,356, net of repayments of $50,000 through our credit lines at Key Bank. The net amount of $1,320,356 is the amount used for the financing of the two (2) JCMD mortgages, the amounts of which have been consolidated for the purposes of this financial statement. Based on MWW's anticipated growth and the resulting continued need for financing, it is anticipated that interest costs will continue to increase in the future.

MWW has incurred and recorded expenses in 2005 directly associated with becoming a publicly traded company. These direct expenses, exceeded $160,000 and were for the activities associated with prior year's audits, legal and marketing costs compared to expenses of $180,000 in 2004. A number of these expenses are non-reoccurring and will not have an impact on future reporting periods

On November 1, 2005, the Company entered into a loan receivable agreement in the amount of $557,224 with one of its major suppliers. As per the terms of the Agreement, the loan will be paid back at installments of $15,478 at the 1st of every month, beginning at May 1, 2006 and ending at April 1, 2009. The loan carries an interest rate of 8%. The loan is secured by all inventories, equipment, appliances, furnishings and fixtures of this supplier. As of September 30, 22005, the Company's converted loan receivable outstanding totaled $557,225.

Based on the application of FIN 46-R the Company is consolidating its financials with those of JCMD Properties LLC. On June 6, 2005, JCMD Properties LLC entered into a ten-year mortgage note payable in the amount of $764,500 with KeyBank National Association. The terms of the loan require monthly principal and interest payments. Interest charged to the unpaid principal balance is at a rate of .25 percentage points under the Key Bank's announced Prime Rate. The mortgage note payable is collateralized by the substantially all of the Company's assets.

On August 8, 2005, JCMD Properties LLC entered into a mortgage note payable in the amount of $611,600 with KeyBank National Association. Effective, October 2005, the $611,600 loan converted into a 20-year SBA loan with a fixed interest rate of 5.16%, which results in a monthly payment of $4,802.74.

The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC (an entity the Security and Exchange Commission determined is a VIE following consultation with management) that is now included in the combined financial statements are not the Company's. The liabilities of the VIE's will be satisfied from the cash flows of the VIE's assets and revenues belong to the VIE.

MWW currently has a $750,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs. On March 1, 2005, MWW entered into an asset based loan agreement with Key Bank N.A. to borrow up to $750,000 (the "Loan"). The Loan is due on January 31, 2006. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan further, Mr. Winzkowski, Mr. Marvin and JCMD Properties, LLC (an entity controlled by Mr. Winzkowski and Mr. Marvin) each executed a commercial guaranty for an unlimited amount in favor of Key Bank N.A. The Loan with Key Bank N.A. is a standard asset based loan agreement. The Loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than 3.50 to 1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12- month period.

MWW is in compliance with the terms and conditions of its agreement with Key Bank N.A. MWW does not have restrictive covenants on any other indebtedness and believes that is has satisfactory relationships with its creditors and that the agreement will be extended at the due date. The Company is incompliance with all terms of the loan.

MWW expects capital expenditures to be $550,000 for fiscal 2006. These anticipated expenditures are for continued investments in property, tooling and equipment used in our business.

Management believes that available cash, the line of credit, and cash generated from operations will be adequate to fund MWW's capital requirements for the foreseeable future. Management has disclosed plans to seek additional capital through the selling of securities after the companies securities have been approved for trading, to be used for general corporate purposes.

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

The income tax provision reported in the consolidated financial statements for the year ended September 30, 2005 is based on the then effective tax status of the Company for income tax purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFA 151, INVENTORY COSTS-- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152") The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04- 2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share- based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, and performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable; the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE MARKET PRICE OF OUR SECURITIES.

If any of the following material risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading prices and volume of our common stock could decline, and you could lose all or part of your investment. You should buy shares of Marketing Worldwide Corporation common stock only if you can afford to lose your entire investment.

OUR SUCCESS TO DATE HAS BEEN DEPENDENT ON OUR FOUNDERS, WINZKOWSKI AND MARVIN. THE LOSS OF EITHER PERSON WOULD LIKELY CAUSE A DISRUPTION IN OUR OPERATIONS.

Our success is dependent on the creative, technical, financial, administrative, logistical, design, engineering, manufacturing and other contributions of the founders of Marketing Worldwide Corporation, Michael Winzkowski and James Marvin. These individuals have established the relationships with our customers and suppliers and manage the day to day operations of the company. The loss of either person would cause a disruption in our operations that could cause a decline in the level of revenue and the operating margins reported by the company. In the short term, it would be difficult to duplicate the relationships, industry experience, and creativity of our founders. The loss of one or both might substantially reduce our revenues and our net income.

OUR REVENUE DEPENDS ON A FEW KEY CUSTOMERS. THE LOSS OF A KEY CUSTOMER WOULD HAVE A NEGATIVE IMPACT ON OUR REVENUE AND RESULTS FROM OPERATIONS.

For the fiscal year ended September 30, 2005, our three largest customers represented 42% (South East Toyota), 29% (Gulf States Toyota), and 17% (Toyota Canada Inc./Toyota Motor Manufacturing Canada, Inc.) of our $8.1 million in net sales. For the fiscal year ended September 30, 2004, our three largest customers represented 55% (South East Toyota), 28% (Gulf States Toyota), and 11% (Toyota Canada Inc./Toyota Motor Manufacturing Canada, Inc.) of our $6.8 million in net sales. Similarly, for the fiscal year ended September 30, 2003, our three largest customers represented 57% (South East Toyota), 24% (Gulf States Toyota), and 13% (Toyota Canada Inc./Toyota Motor Manufacturing Canada, Inc.) of our $7. million in net sales. The loss of a key customer would have a material adverse effect on our operations.

WE DEPEND ON A FEW KEY SUPPLIERS TO OBTAIN EQUIPMENT AND COMPONENTS. ANY DISRUPTION IN OUR ABILITY TO OBTAIN ADEQUATE QUANTITIES AND MEET DELIVERY SCHEDULES CAUSED BY OUR RELIANCE ON A FEW KEY SUPPLIERS COULD HURT OUR BUSINESS.

For the fiscal year ended September 30, 2005, 80% of our purchases came from three suppliers ASIN, Borla Performance, and WET. For the fiscal year ended September 30, 2004, 89% of our purchases came from three suppliers ASIN, Borla Performance, and WET. Similarly, for the fiscal year ended September 30, 2003, we made 79% of our purchases from two suppliers, ASIN and Borla Performance. The loss of a key supplier would result in delivery delays, disrupt our revenue and net income and hurt our reputation.

OUR BUSINESS DEPENDS ON OUR DESIGNS, BUT WE HAVE NOT SOUGHT COPYRIGHT PROTECTION. IF OUR ACCESSORY PROGRAMS BECOME WIDELY AVAILABLE BECAUSE WE FAILED TO USE CERTAIN LEGAL MEANS TO PROTECT OUR DESIGNS, IT MAY HURT OUR BUSINESS.

Our success is dependent, in part, upon the designs for our principal products such as, our rear deck spoilers, running boards, front grills, stainless steel exhaust systems, side skirts, front ends, carbon fiber seat heaters, and light systems and the intellectual property and trade secrets used during the manufacturing and assembly processes. We have not taken steps to obtain copyright protection for our designs or to seek patents on any processes. Instead, we rely on confidentiality agreements with our customers, employees, vendors and consultants to protect our proprietary technology. If our accessory programs become widely available because we did not adequately protect the designs, intellectual property and trade secrets, it may cause a material adverse change in our business, financial condition and results of operations. Stated differently, if we no longer have a unique product design at competitive prices, then our current revenues may decline with the commensurate decline in operating results.

WE DO NOT HAVE LONG-TERM WRITTEN AGREEMENTS WITH OUR KEY CUSTOMERS OR KEY SUPPLIERS; THEREFORE, OUR REVENUE STREAM AND OUR SUPPLY CHAIN ARE SUBJECT TO GREATER UNCERTAINTY.

South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc. and Toyota Motor Manufacturing Corp. are all key customers. These customers issue blanket purchase orders to us that remain open during the life of an accessory program. The customer then makes delivery releases against those blanket purchase orders in frequent time intervals. However, none of our key customers have any binding obligations to us beyond payment of our most recent purchase order and adherence to the terms and conditions of the blanket purchase order, such as non-disclosure and confidentiality. The lack of long-term written agreements that specify a fixed dollar amount of the total purchase amount for our accessory programs means that we cannot predict with any certainty that these customers will generate a specific level of revenue in any specific accounting period. Our blanket purchase orders with customers provide for a fixed per unit cost, but do not contain any fixed purchase commitments for a specific dollar amount. A delivery release under the blanket purchase order does specify the dollar amount to be paid by our customer for that release. We record revenue when products are shipped, legal title has passed, and all our significant obligations have been satisfied. Similarly, AWA Aisin, Borla Performance, Colortek, and WET/NCC are all key suppliers, but none of them have any binding obligation to us except to adhere to the terms and conditions of the purchase order submitted by us and accepted by them, to furnish goods or services.

We cannot predict with certainty that we will be able to replace a significant customer or significant supplier without a decline in our revenue and net income. Stated differently, we have to constantly justify our value proposition to our customers and our suppliers because even though the per unit price of our accessory programs is covered in the blanket purchase order, our customers are not obligated to buy the goods and services specified in the blanket purchase order. On the positive side their relative freedom to stop dealing with us keeps us in close contact with them. On the negative side, their freedom to stop dealing with us means that our revenue and our ability to generate revenue is in constant jeopardy, as well as difficult to predict with certainty.

WE ARE VULNERABLE BECAUSE OF OUR CUSTOMER CONCENTRATION, BUT THERE IS NO GUARANTY THAT WE CAN ADD CUSTOMERS. FAILURE TO ADD NEW CUSTOMERS MAY LIMIT OUR REVENUE IN FUTURE PERIODS.

Our annual operating results are likely to fluctuate significantly in the future as a result of our dependence on our major customers, South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc. and Toyota Motor Manufacturing Corp. Moreover, the actual purchasing decisions of our customers are outside our control. Typically, our customers select our products to add to vehicles shortly before the vehicles are being shipped from the ports or distribution centers to the dealer showrooms. Consequently, our customer's purchase decisions are influenced by factors beyond our control, like general economic conditions and economic conditions specific to the automobile industry.

Further, since the majority of our revenue is from three or four key customers instead of from a multitude of individual customers, a significant change in the amount or timing of purchase decisions by a single customer creates a wider fluctuation in our operating results for any given accounting period.

WE HAVE PLEDGED ALL OF OUR ASSETS TO ONE CREDITOR FOR A $750,000 LINE OF CREDIT. OUR BUSINESS COULD BE AFFECTED BY OUR RELATIONSHIP WITH THIS CREDITOR.

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

MANAGEMENT INTENDS TO INCREASE REVENUE THROUGH ACQUISITIONS FINANCED WITH COMMON STOCK WHICH WILL DECREASE THE EQUITY PERCENTAGE OF THE COMPANY OWNED BY EXISTING STOCKHOLDERS.

Management intends to increase the company's revenues through acquisitions of other operations in the automotive accessory industry. We have no plans for a reverse merger, change in control or spin off. The Company will not engage in a transaction with an entity outside the automotive industry. We have not retained any person to seek acquisition candidates on our behalf; we have had exploratory, non-binding discussions with an unrelated entity concerning a proposed business combination, but all discussions and negotiations have been postponed pending the completion of this registration process. Management is aware of several operating companies in the automotive accessory market that are candidates for merger or acquisition after a trading market develops for our common stock. We believe that we will be unable to finance any acquisitions without a trading market for our common stock. We believe that a trading market for our common stock will provide us with a currency to pay for any acquisitions. Therefore, it is unlikely that we will be able to enter any letters of intent or purchase agreements until a trading market develops for our common stock. While we intend to finance any business combination with common stock, we do not expect any business combination to result in a change in control or constitute a reverse merger.

WE LACK INDEPENDENT DIRECTORS WHICH LIMITS THE NATURE AND TYPE OF GUIDANCE GIVEN BY THE BOARD TO THE MANAGEMENT TEAM AND MAY AFFECT THE PRICE OF OUR STOCK.

Investors in this offering should be aware of and familiar with the recent issues concerning corporate governance and lack of independent directors as a specific topic. Our two directors are not independent because they are employed by the Company and are paid more than $100,000 per year by the Company. The OTC Bulletin Board does not have any listing requirements concerning the independence of a company's board of directors.

TWO STOCKHOLDERS WITH 82% OF THE COMMON STOCK ARE THE CONTROLLING OFFICERS AND DIRECTORS. THEREFORE, INVESTORS WILL HAVE LITTLE OR NO CONTROL OVER MANAGEMENT OR MATTERS THAT REQUIRE STOCKHOLDER APPROVAL.

Our Chief Executive Officer and Chief Financial Officer each own 41% of the issued and outstanding common stock of the Company. These two stockholders with 82% of the common stock are the controlling officers and directors and because of the voting power held can effectively approve or block any corporate change of control. Moreover, because of the voting power, these two stockholders can effectively elect the board of directors and vote to amend the Company's certificate of incorporation. Investors should be aware that the voting power of these two stockholders can be exercised in a manner that delivers economic benefit of all stockholders or may be exercised in a manner that does not deliver the same economic benefit to all stockholders.

THERE IS NO PUBLIC MARKET FOR MWW'S SECURITIES AND YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT.

There has never been any "established trading market" for shares of common stock of MWW. MWW intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"). If a market for MWW's common stock does develop; the stock price may be volatile. No assurance can be given that any market for MWW's common stock will develop or be maintained. Moreover, there can be no assurance that MWW's common stock will be quoted on the OTC Bulletin Board or elsewhere. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities Act Rules by members of management or others may have a substantial adverse impact on any such market.

WE ARE A GUARANTOR ON THE BUILDING MORTGAGE TO OUR LANDLORD WHO IS A RELATED PARTY WHICH CREATES A RISK THAT ANY CONFLICT BETWEEN THE LANDLORD AND GUARANTOR MAY BE RESOLVED IN A MANNER THAT IS INFLUENCED BY THE RELATED PARTY INTEREST AND NOT SOLELY IN THE BEST INTEREST OF THE STOCKHOLDERS.

JCMD Properties LLC is owned by our founders, directors, executive officers and controlling shareholders, Michael Winzkowski and James C. Marvin. The Lease Amendment provides that our rent obligations shall be equal to the amount necessary to amortize the debt, plus pay expenses related to the building that we lease from JCMD Properties LLC, a related party. Further, if JCMD Properties LLC defaults on its mortgage, we have unconditionally guaranteed to repay the loan. Our mortgage guarantees and long term lease agreement with JCMD Properties LLC makes it's unlikely that we will be able to relocate our operations to any other location.

UNDER FASB FIN 46-R, OUR CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ASSETS, LIABILITIES, REVENUES, COSTS, AND EXPENSES OF JCMD PROPERTIES, LLC, A VARIABLE INTEREST ENTITY.

Under generally accepted accounting principles, specifically FASB FIN 46-R, MWW combines the assets, liabilities, and non-controlling interest of JCMD Properties LLC, a "Variable Interest Entity" at fair value. Investors should read the notes to our financial statements and understand the accounting rules in this area. The assets, liabilities, revenues, costs, and expenses of the Variable Interest Entity ("VIE") that is included in the consolidated financial statements are not ours.

Item 7.  Financial Statements.

The financial statements required by Item 310(a) of Regulation S-B are included below on pages F-1 to F-25.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         MARKETING WORLDWIDE CORPORATION

                       FINANCIAL STATEMENTS AND SCHEDULES

                           SEPTEMBER 30, 2005 AND 2004

                         MARKETING WORLDWIDE CORPORATION
                   Index to Consolidated Financial Statements
--------------------------------------------------------------------------------

CONTENTS                                                               PAGE NO.
--------                                                               --------

Report of Independent Registered Certified Public Accounting Firm            F-3

Consolidated Balance Sheet at September 30, 2005                             F-4

Consolidated Statements of Income for the two years
  Ended September 30, 2005 and 2004                                          F-5

Consolidated Statement of Stockholder's Equity for the Two Years
  Ended September 30, 2005 and 2004                                          F-6

Consolidated Statements of Cash Flows for the Years
  Ended September 2005 and 2004                                              F-7

Notes to the Consolidated Financial Statements                        F-8 ~ F-26

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors,
Marketing Worldwide Corporation,
Whitmore Lake, MI.

We have audited the accompanying consolidated balance sheet of Marketing Worldwide Corporation, and its wholly owned subsidiary (the Company) as of September 30, 2005 and the related consolidated statements of income, stockholders' equity and cash flows for the two years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of Marketing Worldwide Corporation, as of September 30, 2005 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company on January 1, 2005 adopted FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities."


                                    /S/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
New York, New York                  Russell Bedford Stefanou Mirchandani LLP
December 9, 2005                         Certified Public Accountants

                         MARKETING WORLDWIDE CORPORATION
                           Consolidated Balance Sheet
                               September 30, 2005
--------------------------------------------------------------------------------

ASSETS
Current assets:
Cash and cash equivalents                                            $  187,596
Accounts receivable, net                                                955,338
Inventories (Note D)                                                    839,812
Deferred tax assets (Note O)                                              7,023
Loan receivable (Note F)                                                 77,390
Other current assets                                                     67,067
                                                                     -----------
TOTAL CURRENT ASSETS                                                  2,134,226

Property, plant and equipment, net (Note E)                           1,807,465

Loan receivable (Note F)                                                479,834
Other assets                                                             33,136

                                                                     -----------
Totals                                                               $4,454,661
                                                                     ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Bank line of credit (Note H)                                         $  550,333
Notes payable, current portion (Note I)                                  35,573
Current portion of capital lease obligation (Note J)                     36,355
Accounts payable                                                        886,871
Notes payable - related parties (Note K)                                  7,031
Other current liabilities (Note G)                                      193,649

                                                                     -----------
TOTAL CURRENT LIABILITIES                                             1,709,812


Notes payable - long term portion (Note I)                            1,464,783
Capital leases - long term portion (Note J)                              59,615
Deferred tax liabilities - long term portion (Note O)                    30,361
                                                                     -----------
TOTAL LIABILITIES                                                     3,264,571
                                                                     -----------

Interest in Non-Controlling Entity (Note C)                             156,621
-----------

Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
  shares issued and outstanding - 0                                          --
Common stock - $0.001 per value, 100,000,000 shares authorized:
  11,051,995 shares issued and outstanding                               11,052
Additional paid-in capital                                              777,248
Retained earnings                                                       245,169

                                                                     -----------
    TOTAL STOCKHOLDERS EQUITY                                         1,033,469
                                                                     -----------
Totals                                                               $4,454,661
                                                                     ===========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         MARKETING WORLDWIDE CORPORATION
                        Consolidated Statements of Income
                 For the Years Ended September 30, 2005 and 2004
--------------------------------------------------------------------------------

                                                        2005             2004

                                                    -----------      -----------

NET SALES                                           $8,101,109       $6,879,816

Cost of sales                                        6,071,550        4,883,258
                                                    -----------      -----------
GROSS PROFIT                                         2,029,559        1,996,558
                                                    -----------      -----------

OPERATING EXPENSES:
     Selling expenses                                  200,545          300,446
     General and administrative expenses             1,423,693        1,561,857
     Financial expenses                                132,479           20,888
                                                    -----------      -----------
         TOTAL OPERATING EXPENSES                    1,756,717        1,883,191
                                                    -----------      -----------

INCOME FROM OPERATIONS                                 272,842          113,367

Other income (Note M)                                    3,742           13,883
                                                    -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES               276,584          127,250

Provision for income taxes (Note O)                     96,775           61,890
                                                    -----------      -----------

NET INCOME                                          $  179,809       $   65,360

Basic earnings per share                            $       0.02     $     0.01
Dilutive earnings per share                         $       0.02     $     0.01

Weighted average common shares outstanding
  for basic earnings per share                         9,482,332      9,482,332

Weighted average common shares outstanding
  for dilutive earnings per share                      9,693,871      9,693,871


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                 MARKETING WORLDWIDE CORPORATION
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004


                                      Preferred                   Common     Additional
                          Preferred     Stock        Common       Stock       Paid-in      Retained     Members'
                           Shares       Amount       Shares       Amount      Capital      Earnings     Capital        Total
                         ------------------------------------------------------------------------------------------------------
Balance at
  October 1, 2003                --  $        --          --   $       --   $       --   $       --   $  518,389    $  518,389
                         ----------  -----------   ----------  -----------  -----------  -----------  -----------   -----------

Reclass of membership
  interest to notes
  payable - related
  parties in
  October 2003                  --           --           --           --           --           --     (100,000)     (100,000)

Shares issued in
  exchange for cash
  and investment                --           --      400,000          400        3,800           --           --         4,200

Shares issued in
  connection with
  acquisition of
  membership interests
  of Marketing Worldwide
  LLC valued at $0.04
  per share                     --           --    9,600,000        9,600      408,789           --     (418,389)           --

Shares issued in
  exchange for cash
  valued at $1.50
  per share                     --           --        4,000            4        5,996           --           --         6,000

Shares issued in
  exchange for cash
  valued at $.65
  per share                     --           --      512,186          512      332,409           --           --       332,921

Shares issued in
  exchange for
  consulting services
  at $0.05 per share            --           --      535,809          536       26,254           --           --        26,790

Shares issued in
  exchange for
  consulting services
  at $.65 per share                                  200,000          200      129,800                                 130,000

Net income 2004                --           --           --           --           --         65,360                    65,360
                         ----------  -----------  -----------  -----------  -----------  -----------  -----------   -----------

Balance at September
  30, 2004                     --   $       --   11,251,995   $   11,252   $  907,048   $     65,360          --      $ 983,660

Common Stock returned
   previously issued for
   consulting services
   at $0.65 per share                              (200,000)        (200)    (129,800)                                 (130,000)

Net income 2005                                                                              179,809                    179,809
                         ----------  -----------  -----------  -----------  -----------  -----------  -----------   -----------

Balance at September
  30, 2005                      --   $       --   11,051,995   $   11,052   $  777,248   $   245,169          --     $1,033,469
                         ==========  ===========  ===========  ===========  ===========  ===========  ===========   ===========


                                 SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS





                            MARKETING WORLDWIDE CORPORATION
                         Consolidated Statements of Cash Flows
                    For the Years Ended September 30, 2005 and 2004
--------------------------------------------------------------------------------------
                                                                2005           2004
                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                          $ 179,809      $  65,360
                                                             ----------     ----------
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
     Depreciation                                              102,624         43,587
     Gain on sale of assets                                         --         (9,652)
     Common stock issued in exchange for services                             156,790
     Deferred tax expenses                                          --         23,338
     Common stock returned previously issued for
        Consulting services                                   (130,000)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Decrease (increase) in accounts receivable               (437,310)       165,566
     Decrease (increase) in inventories                       (118,544)       188,867
     Increase in other current assets                          219,528       (257,138)
     Increase in other assets                                 (24,448))            --
     Decrease in accounts payable                              656,062       (240,146)
     (Decrease) increase in other current liabilities           14,192       (249,180)
                                                             ----------     ----------
         TOTAL ADJUSTMENTS                                    (282,106)      (177,968)
                                                             ----------     ----------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       461,915       (112,608)
                                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipments                   (63,845)       (37,463)
     Loan receivable advances                                (557,224)
     Proceeds from sale of assets                                              34,680
                                                             ----------     ----------
         NET CASH USED IN INVESTING ACTIVITIES                (621,069)        (2,783)
                                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable and capital leases                           290,825
     Repayment of note payable - related parties              (97,240)       (211,262)
     Proceeds from (repayment of) line of credit              (50,000)
     Repayment of notes payable and capital leases            (38,120)             --
     Proceeds from issuance of common stock                                   343,121
                                                             ----------     ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES            (185,360)       422,684
                                                             ----------     ----------
         NET INCREASE IN CASH AND CASH EQUIVALENTS            (344,514)       307,293
Cash and cash equivalents at beginning of the year             532,110        224,817
                                                             ----------     ----------
         CASH AND CASH EQUIVALENTS AT END OF THE YEAR        $ 187,596      $ 532,110
                                                             ==========     ==========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
     Cash paid during the years for interest                 $ 132,479      $  15,547
                                                             ==========     ==========
     Cash paid during the years for income taxes             $   6,000      $ 176,370
                                                             ==========     ==========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Membership interest converted to notes
payable to related parties                                   $              $ 100,000
Common stock issued in exchange for consulting services      $              $ 156,790
Common Stock returned previously issued for services         $ (130,000)
Capital lease obligations incurred in connection
with the acquisition of property, plant and equipment        $  118,162
Mortgage obligations incurred in connection
with variable interest entity acquisition of building        $1,376,100
Net assets assumed upon adoption of variable interest
entity (VIE) consolidation (Note C)                          $  156,621

Acquisition:
Net assets acquired in connection with MWWLLC acquisition    $              $ 418,389
Common stock issued in exchange for membership interest      $              $ 418,389




              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                          F-7

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

Marketing Worldwide Corporation (the "Company", "Registrant" or "MWW"), is incorporated under the laws of the State of Delaware in July 2003. The Company is engaged, through its wholly-owned subsidiary, Marketing Worldwide LLC "MWWLLC"), in the design, import and distribution of automotive accessories for motor vehicles in the automotive aftermarket industry.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Marketing Worldwide LLC. Effective January 1, 2005, the consolidated financial Statements also include a variable interest entity
(VIE) of which the LLC is the primary beneficiary as further described in Note
C. All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

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

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------

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

ACCOUNTING FOR BAD DEBTS AND ALLOWANCES
---------------------------------------

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. The management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. There was no allowance for doubtful accounts at September 30, 2005 and 2004.

INVENTORIES
-----------

The inventory consists of work in process and finished goods substantially ready for resale purposes. The Company purchases the merchandise on delivered duty paid basis. The amounts for cost of goods sold during the years ended September 30, 2005 and 2004 are removed from inventory on weighted average cost method. No valuation allowances were recorded for obsolete inventory as of September 30, 2005 and 2004. Inventories are recorded at the lower of cost (average cost method) or market value. (See Note D). The Company charges the cost basis of inventory to operations for auto accessories arising from auto models going out of existence.

During the years ended September 30, 2005 and 2004 the Company charged inventory of $0 as scrap and inventory write off.

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

LONG LIVED ASSETS
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 144 SFAS
144). The Statement requires those long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT
----------------------

Property, plant and equipment are carried at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Tools, office equipment, automobiles, furniture and fixtures, and building are depreciated over 2-year to 40-year lives. Assets acquired under capitalized lease arrangements are recorded at the present value of the minimum lease payments. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred.

ADVERTISING
-----------

The Company follows the policy of charging the cost of advertising to expenses as incurred. For the years ended September 30, 2005 and 2004, advertising costs were not material to the statement of income.

RESEARCH AND DEVELOPMENT COSTS
------------------------------

The Company accounts for research and development cost in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Total research and development costs charged to income were $148,894 and $79,792 for the years ended September 30, 2005 and 2004, respectively.

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

Stock options and warrants account for the entire difference between basic average common shares outstanding and diluted average common shares outstanding. For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options and warrants with an exercise price that exceeds the average fair market value of the Company's common stock for the period. On September 30, 2004, option to purchase common shares of 250,000 at weighted average exercise prices of $1.00, was excluded from the computation.

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

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------

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

DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities," as amended ("SFAS No. 133"), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of SFAS No 133 did not have a significant impact on the results of operations, financial position or cash flows during the years ended September 30, 2005 and 2004.

In April 2003, the FASB issued Statement of Financial Accounting Standards SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

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

FUNCTIONAL CURRENCY
---------------------

The functional currency of the Companies is the U. S. dollar. When a transaction is executed in a foreign currency, it is re-measured into U. S. dollars based on appropriate rates of exchange in effect at the time of the transaction. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate. The resulting foreign currency transactions gains (losses) are included in general and administrative expenses in the accompanying consolidated statements of operations.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------


ACCOUNTING FOR VARIABLE INTEREST ENTITIES
----------------------------------------

In December 2003, the FASB issued a revision to FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46R). FIN No. 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entities expected losses, receive a majority of the entity's expected residual returns, or both.

Pursuant to the effective date of a related party lease obligation, the Company adopted FIN 46R on January 1, 2005. This resulted in the consolidation of one variable interest entity (VIE) of which the Company is considered the primary beneficiary. The Company's variable interest in this VIE is the result of providing certain secured debt mortgage guarantees on behalf of a limited liability company that leases warehouse and general offices located in the city of Howell, Michigan.

The consolidation of the VIE resulted in net income of $10,081. Since the consolidation of the VIE was performed as of January 1, 2005, there was no significant impact to the Consolidated Statements of Income and Consolidated Statements of Cash Flows. The impact of consolidating the VIE on the Company's Consolidated Balance Sheet at January 1, 2005, was an increase in the Company's assets and liabilities of approximately $1.5 million and $1.4 million, respectively.


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

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended September 30, 2005 and 2004 and for subsequent periods.

No employee stock options were granted during the years ended September 30, 2005 and 2004.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net income and earnings per share would have been as follows:

                                                            2005          2004
                                                         ---------     ---------
Net income - as reported                                 $ 179,809     $  65,360
Add:  Total stock based employee
  compensation expense as reported under                        --            --
intrinsic value method (APB. No. 25)
Deduct:  Total stock based employee
  compensation expense as reported under
fair value based method (SFAS No. 123)                          --            --
                                                         ---------     ---------
Net income - Pro Forma                                   $ 179,809     $  65,360
Net income attributable to common
  stockholders - Pro forma                               $ 179,809     $  65,360
Basic and dilutive earnings per
  share - as reported                                    $    0.02     $    0.01
Basic and dilutive income per share - Pro forma          $    0.02     $    0.01


NEW ACCOUNTING PRONOUNCEMENTS
------------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, INVENTORY COSTS-- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
-----------------------------------------

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share- based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, and performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable; the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                       MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------


NOTE B   ACQUISITION AND CAPITAL RESTRUCTURE

In October, 2003, the MWWLLC entered into a Purchase Agreement ("Agreement") with the Company an inactive privately-held corporation with no significant assets or operations. In accordance with SFAS No. 141, the MWWLLC was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the MWWLLC's capital structure.

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

Effective with the Agreement, MWWLLC became a wholly-owned subsidiary of the Company.

The accompanying financial statements present the historical results of operations and cash flows of MWWLLC prior to the merger with the Company.


NOTE C   CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On June 6, 2005 and August 8, 2005, the Company entered into a Secured Loan Agreement with a financial institution together with JCMD Properties LLC, an entity controlled by the Company's Chief Executive and Chief Operating officers, respectively ("JCMD") in connection with the financing of real property and improvements ("property"). The property is leased to the Company under a long term operating lease beginning on January 1, 2005. Under the loan agreements, JCMD is obligated to make periodic payments of principal repayments and interest (see Note I). The Company has no equity interest in JCMD or the property.

Based on the terms of the lending agreement with the above entities, the Company determined that JCMD was a variable interest entity ("VIE") and the Company was the primary beneficiary under FIN No. 46 since JCMD does not have sufficient equity at risk for the entity to finance its activities.

FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. Accordingly, the Company adopted FIN No. 46 and consolidated JCMD as a VIE, regardless of the Company not having an equity interest in JCMD. The Company consolidated JCMD in the fiscal year ended September 30, 2005. JCMD's liabilities will be satisfied from the cash flows of the JCMD's assets and revenues belonging to JCMD.

Included in the Company's consolidated balance sheet at September 30, 2005 are the following net assets of JCMD:

                       MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------


ASSETS
   Cash and cash equivalents                                                    $    79,169
   Accounts Receivable, prepaid expenses and other current assets                   109,690
                                                                                -----------

   Total current assets                                                             188,859

   Property and equipment, net of accumulated depreciation of $23,621             1,353,724
                                                                                  ----------
 Total Assets                                                                   $ 1,542,583

LIABILITIES
   Current portion of long-term debt (see Note I)                               $    35,573
   Accounts Payable and accrued liabilities                                           5,524

                                                                                 -----------
         Total current liabilities                                                   41,097
   Long-term debt  (see Note I)                                                   1,334,783
                                                                                  ----------
Total liabilities                                                               $ 1,375,880

Net assets                                                                      $   166,703
                                                                                ===========

Consolidated results of operations include the following:
   Revenues - Real Estate                                                       $   112,050

   Costs and expenses - Real Estate
         Operating Expenses                                                           2,832
         Depreciation and amortization                                               22,500
         Interest                                                                    76,636
                                                                                -----------
         Total costs and expenses - Real Estate                                     101,968
                                                                                -----------

         Operating Income Real Estate                                           $    10,081
                                                                                ===========

Minimum future rental income under non-cancelable operating leases associated with real estate combined under FIN 46-R that has a term in excess of one year for each of the four succeeding years ended September 30, are as follows:

2006              $151,641
2007              $154,674
2008              $157,767
2009              $160,920
2010              $ 40,428
                  --------
TOTAL             $665,430
                  ========

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------

NOTE D   INVENTORIES

Inventories are stated at the lower of cost or market determined by the average method. Components of inventories as of September 30, 2005 are as follows:


         Finished goods                                  $ 754,400
         Work- in-process                                   85,412
                                                         ----------
         Total                                           $ 839,812
                                                         ==========


NOTE E   PROPERTY, PLANT AND EQUIPMENT

At September 30, 2005, property, plant and equipment consist of the following:

Tools                                 $ 428,857
Office equipments                        58,297
Automobiles                              91,059
Furniture and fixtures                   37,255
Land                                    261,645
Building                              1,115,700
                                     ----------
                                      1,992,813

Less: accumulated depreciation          185,348
                                     ----------
    TOTAL                            $1,807,466
    -----                            ==========

Depreciation expense included as a charge to income was $102,624 and $43,587 for the years ended September 30, 2005 and 2004, respectively.


NOTE F  NOTES RECEIVABLE

On November 1, 2005, the Company converted an advance of $ 557,225 as of September 30, 2005 to a major supplier into a note receivable. As per the terms of the note Agreement, the loan will be paid back at installments of $15,478 at the 1st of every month, beginning at May 1, 2006 and ending at April 1, 2009. The loan carries an interest rate of 8%. The loan is secured by all inventories, equipment, appliances, furnishings and fixtures of the debtor.

NOTE G  OTHER CURRENT LIABILITIES

As of September 30, 2005 other current liabilities consists of the following:

Payroll and payroll taxes payables   $  28,437

Accrued expenses                       164,375

Credit cards payable                       837
                                     ----------

    TOTALS                           $ 193,649
                                     ==========


Payroll and payroll taxes payables are related to the payroll and payroll taxes accruals for the year end.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------

NOTE H    BANK LINE OF CREDIT

The Company has a credit facility with a bank with a maximum borrowing limit of $750,000, expiring on January 31, 2006. Interest on advances is charged at a rate of .25 percentage points under the Key Bank's announced Prime Rate (6% as of September 30, 2005). Borrowings under the agreement are collateralized by substantially all the Company's assets. As of September 30, 2005, the balance outstanding totaled $550,333. The Company is in compliance with all terms of the loan.

NOTE I  NOTES PAYABLE

On June 6, 2005, JCMD Properties (see Note C) entered into a ten-year mortgage note payable in the amount of $764,500 with KeyBank National Association. The terms of the loan require monthly principal and interest payments. Interest charged to the unpaid principal balance is at a rate of .25 percentage points under the Key Bank's announced Prime Rate. The mortgage note payable is collateralized by the substantially all of the Company's assets.

On August 8, 2005, JCMD Properties entered into a mortgage note payable in the amount of $611,600 with KeyBank National Association. Effective, October 2005, the $611,600 loan converted into a 20-year SBA loan with a fixed interest rate of 5.16%, which results in a monthly payment of $4,802.74.

As of September 30, 2005, notes payable consisted of the following:

Mortgage loan payable in 120 monthly principal
installments plus interest thereon at the Banks
prime lending rate plus .25% per annum. The loan
is secured by a first deed of trust on real property
and improvements located in Howell, MI. The Company's
Chief Executive and Chief Operating Officers and
principal shareholders personally guaranty the loan              $      758,756

Mortgage loan payable in 240 monthly principal
installments plus interest thereon at the Banks
prime lending rate plus .25% per annum. The loan
is secured by a second deed of trust on real property
and improvements located in Howell, MI. The Company's
Chief Executive and Chief Operating Officers and principal
shareholders personally guaranty the loan.                              611,600

Note payable, unsecured, payable in monthly installments
of interest only 11.5% per annum Principal and accrued
interest due in full in January 2007.                                   130,000
                                                                 ---------------
                                                                      1,500,356
Less: current maturities                                                 35,573
                                                                 ---------------
                                                                 $    1,464,783
                                                                 ===============


Payments for notes payable, including the JCMD loans for next five year ending September 30, are as follows:

TWELVE MONTHS ENDING

     2006                                         $   35,573
     2007                                            168,415
     2008                                             40,908
     2009                                             43,570
     2010                                             46,412
     2001 and beyond                               1,165,478
                                                  ----------
     TOTAL                                        $1,500,356
                                                  ==========

NOTE J  CAPITAL LEASE OBLIGATIONS

Automobile and equipment includes the following amounts for capitalized leases at September 30, 2005:

                                                                          2005
                                                                        --------
Automobile and equipment                                               $136,888
Less: accumulated depreciation and amortization                          38,372
                                                                       ---------
                                                                       $ 98,516
                                                                       =========

Future minimum lease payments required under the capital leases are as follows:

2005                                                                   $109,524
                                                                       ---------
Less: amount representing interest                                       13,553
                                                                       ---------
Subtotal                                                                 95,970
Less: current portion                                                    36,355
                                                                       ---------
Long-term portion                                                      $ 59,615
                                                                       =========

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------


Following is a schedule of the Company's future minimum capital lease obligations:

September 30,

2006                                                   $ 39,743
2007                                                     39,743
2008                                                     15,019
2009                                                     15,019
                                                       --------
Total                                                   109,524
Less, interest                                           13,554
                                                       --------
Present value of minimum capital lease obligations     $ 95,970
                                                       ========

The Company had equipment and automobiles purchased under non-cancelable capital leases with an original cost of $136,888 as of September 30, 2005. Depreciation expense of $38,372 has been charged to operations as of September 30, 2005. The company had equipment under a non-cancelable lease with an original cost of $45,829 as of September 30, 2005. Depreciation expense of $5,729 has been charged to operations as of September 30, 2005


NOTE K   NOTES PAYABLE- RELATED PARTY

At September 30, 2005, the related party note payable outstanding balance was $7,031. For the years ended September 30, 2005 and 2004, no related party interest has been charged to operations as the same has been waived.

                        MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------


NOTE L   STOCKHOLDERS' EQUITY

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of September 30, 2005, the Company has issued and outstanding 11,251,995 shares of common stock. As of September 30, 2005, the Company has no issued and outstanding shares of preferred stock.

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

In June, 2004, the Company issued an aggregate of 535,809 shares of its restricted common stock to a consultant for services rendered. The Company valued the shares issued at $0.05 per share, which approximated the fair value of the services received, which did not differ materially from the value of the stock issued. Compensation cost of $ 26,790 was charged to income during the year ended 2004 .In accordance with EITF 96-18 the measurement date to determine shares' fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The shares were issued at the time that the Company did not have a historical market price for its common stock, and therefore their fair value was based on the Company's book value.

In June 2004, the Company issued 200,000 shares of common stock for services provided to the Company valued at $0.65 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In March 2005, the Company cancelled 200,000 shares of common stock that were issued previously to a consultant in June 2004. The original issuance of shares was issued subject to the delivery of certain investor relations services to the Company. The services were not delivered. Accordingly, the consultant agreed to surrender the shares to the Company.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------

NOTE M   STOCK OPTIONS AND WARRANTS

During the years ended September 30, 2005 and 2003, the Company did not grant any compensatory stock options and warrants to non-employees. Accordingly no compensation costs were charged to operations during the year ended September 30, 2005 and 2004.

Stock Options
-------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2005:


                                Options Outstanding                               Options Exercisable
                        --------------------------------                       ----------------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
       $ 1.00            250,000                3.25               $ 1.00        250,000        $ 1.00
                         --------               -----              -------       --------       -------
                         250,000                3.25               $ 1.00        250,000        $ 1.00
                         ========               =====              =======       ========       =======

Transactions involving options issued to non-employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares    Price Per Share
                                           ----------------    ---------------
       Outstanding at October 1, 2003            250,000            1.00
          Granted                                   -                 -
          Exercised                                 -                 -
          Canceled or expired                       -                 -
                                               ----------         ---------
       Outstanding at September 30, 2004         250,000          $   1.00
                                               ==========         =========
          Granted                                      -                 -
          Exercised                                    -                 -
          Canceled or expired                          -                 -
                                               ----------         ---------
       Outstanding at September 30, 2005         250,000          $   1.00
                                               ==========         =========

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2005:


                                Warrants Outstanding                              Warrants Exercisable
                        --------------------------------                       ----------------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
       $0.50            1,000,000               3.25               $ 0.50      1,000,000          $ 0.50
                        ----------              -----              -------     ----------         -------
                        1,000,000               3.25               $ 0.50      1,000,000          $ 0.50
                        ==========              =====              =======     ==========         =======


                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------

NOTE M   STOCK OPTIONS AND WARRANTS (Continued)

Warrants (continued)
-------------------

Transactions involving warrants issued to non-employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares    Price Per Share
                                           ----------------    ---------------
       Outstanding at October 1, 2003                  -        $      -
          Granted                               1,000,000            0.50

          Exercised                                    -               -
          Canceled or expired                          -               -
                                               ----------       ---------
       Outstanding at September 30, 2004       1,000,000            0.50

                                               ==========       =========
          Granted                                  0                0
          Exercised                                -                -
          Canceled or expired                      -                -
                                               ----------       ---------
       Outstanding at September 30, 2005       1,000,000        $   0.50
                                               ==========       =========

The weighted-average fair value of stock options and warrants granted to consultants during the years ended September 30, 2005 and 2004 and the significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                           2005         2004
                                                        ----------   ----------
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                        N/A        1.06%
Expected stock price volatility                              N/A         N/A
Expected dividend payout                                     --           --
Expected option life-years (a)                               N/A    4.0 to 5.0

(a) The expected option/warrant life is based on contractual expiration dates.

The exercise price of option and warrant issuances in 2004 was higher than the fair market value on the date of grant. Accordingly, no compensation cost has been recognized in connection with granting stock option and warrants to consultants during the year ended September 30, 2004.

NOTE M   OTHER INCOME

For the years ended September 30, other income consists of the following:

                                                             2005        2004
                                                          ---------   ---------
Net gains on disposal of asset                            $           $   9,653

Miscellaneous income                                          3,850       5,793

Interest income                                               2,801         559

Loss on foreign exchange currency transaction                (2,909)     (2,122)
                                                          ---------   ---------

    Totals                                                $   3,742   $  13,883
                                                          =========   =========


Miscellaneous income includes the credits from vendors for various immaterial services rendered, warranty claims, and other receipts.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------

NOTE N   DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically uses foreign exchange contracts for trading purposes. There were no foreign currency exchange contracts outstanding as of September 30, 2005.

The Company's short term foreign currency contracts subject the Company to risk due to foreign exchange rate fluctuations, because gains and losses on these instruments may have significant impact on the results of operations.

NOTE O   PROVISION FOR INCOME TAXES


The component of income tax expense attributable to continuing operations for the years ended September 30, 2005 and 2004 are as follows:

                                                            2005          2004
                                                         ---------     ---------
Federal
         Current                                         $ 85,675      $ 41,086
         Deferred tax expense                                            19,754
                                                         ---------     ---------
                                                           85,675        60,840
                                                         ---------     ---------

State
         Current                                           11,100       (2,534)
         Deferred tax expense                                           (3,584)
                                                         ---------     ---------
                                                           11,100        1,050
                                                         ---------     ---------

Total                                                    $ 96,775      $ 61,890
                                                         ========      =========


The following table reconciles income taxes based on U.S. statutory tax rate to the Company's income tax expense from continuing operations:

                                                             2005         2004
                                                          ---------    ---------

Income tax based on the U. S. statutory tax rate          $ 85,675     $ 31,813
State income taxes                                          11,100       (3,159)
Deferred tax expense on acquisition of MWWLLC assets                     30,691
Other, net                                                                2,547
                                                          ---------    ---------
Total                                                     $ 96,775     $ 61,890
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

An analysis of the Company's deferred tax assets and deferred tax liabilities at September 30, 2005 and 2003 showing the tax effect of significant temporary differences is as follows:

                                                             2005        2004
                                                          ---------   ---------
Deferred tax assets
         Warranty reserve                                 $   7,023   $   7,023

Deferred tax liabilities
         Accumulated depreciation                           (30,361)    (30,361)
                                                          ---------   ---------

Total                                                     $  23,338   $  23,388
                                                          =========   =========

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------

NOTE P   EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share for the years ended September 30, 2005 and 2004:


                                                        2005          2004
                                                    ------------   ------------
Net income available for common shareholders        $    179,809   $    65,360
                                                    ------------   ------------
Weighted average common shares outstanding
  for basic earnings per share                         9,482,332      9,482,332
Net effect of dilutive stock warrant                     211,539        211,539
Weighted average common shares outstanding
  for dilutive earnings per share                      9,693,871      9,693,871
                                                    ------------   ------------
Basic earnings per share                            $       0.02   $       0.01
Dilutive earnings per share                         $       0.02   $       0.01

On September 30, 2005 and 2004, options and warrants to purchase 250,000 and 1,000,000 common shares at weighted average exercise prices of $1.00 and $.50, respectively, were excluded from the computation.

NOTE Q   ECONOMIC DEPENDENCY

During the year ended September 30, 2005 approximately, $7,128,880 (88%) of total 2005 revenues were derived from and $603,448 (64%) of the total accounts receivable at September 30, 2005 were due from three customers.

During the year ended September 30, 2004 approximately, $6,481,915 (94%) of total 2004 revenues were derived from and $461,429 (89%) of the total accounts receivable at September 30, 2004 were due from three customers.

During the year ended September 30, 2005 approximately, $4,383,004 (78%) of total 2005 purchases were made from and $585,429 (66%) of the total accounts payable at September 30, 2005 were due to three suppliers.

During the year ended September 30, 2004 approximately, $3,861,595 (89%) of total 2004 purchases were made from and $132,159 (57%) of the total accounts payable at September 30, 2004 were due to three suppliers.

NOTE R   COMMITMENTS AND CONTINGENCIES

Related Party Lease Obligations

On January 1, 2005, the Company entered into a twenty-two month real property lease ended October 31, 2006 with a related party (Mr. Michael Winzkowski, the Company's President & CEO) for use of general offices located in the city of Palm Harbor, Florida.

On March 5, 2004, MWW and MWWLLC entered into five year real property lease, beginning on January 1, 2005, with a related party (JCMD Properties LLC: See Note C) for use of warehouse and general offices located in the city of Howell, Michigan.

Following is a schedule of the Company's annual related party operating lease commitments for the coming four years:

2006              $152,388
2007              $155,435
2008              $158,544
2009              $161,715
                  --------
Total             $628,082
                  ========

During the years ended September 30, 2005 and 2004, the Company incurred rent expense of $150,675 and $90,335, respectively.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2005 and 2004
--------------------------------------------------------------------------------

NOTE S   Employment and Consulting Agreements

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

None.

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

During the most recent fiscal year, there have not been any changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act.

Michael Winzkowski, age 55, and James C. Marvin, age 50, are the directors of MWW. Both were appointed to MWW's board of directors in October 2003 in connection with the purchase of MWWLLC. In October 2003, both men were elected to serve until the next annual meeting of the stockholders. Mr. Winzkowski was appointed by the board of directors to serve as Chief Executive Officer, President and Secretary. Mr. Marvin was appointed by the board of directors to serve as Chief Operating Officer and Chief Financial Officer. The board made these appointments in October 2003. No member of the board is independent since both directors are employees of MWW. MWW does not have a standard arrangement for the compensation of its directors. At present, MWW's directors serve without compensation for acting as directors and do not receive any special compensation for committee participation or special assignments, but do receive salaries and other benefits as employees of MWW.

MWW does not have a majority of independent directors, have a separately-designated audit committee or a person designated as an audit committee member financial expert. MWW does not have a majority of independent board members, separately designated audit committee or an audit committee member financial expert because the cost of identifying, interviewing, appointing, educating, and compensating such persons would outweigh the benefits to its stockholders at the present time. If MWW is successful in its efforts to secure additional capital, the resources may be available to appoint additional directors.

Mr. Winzkowski and Mr. Marvin have had written employment agreements with MWWLLC since March 23, 2003. The material terms of their employment agreements are set forth in the section below titled Executive Compensation.

In August 1997, Mr. Winzkowski (age 55) became Director of the Inalfa Industries Global Aftermarket Operations, CEO of North America and a member of the Board of Directors. In September 2000, Mr. Winzkowski left his position with Inalfa to serve as the President of Marketing Worldwide. Mr. Winzkowski has served as Chief Executive Officer, President, Secretary and Director of MWW Corporation since October 2003. Mr. Winzkowski holds a degree in chemical Bio-Engineering and in addition studied Business, Marketing and Accounting Administration. He is an accomplished commercial pilot with close to 10,000 Hrs of flight experience, holding European and US Commercial, Air Transport Pilot and Instrument pilot certificates and a variety of Turboprop and Business Jet type ratings along with his single and multi engine ratings. Mr. Winzkowski is a member and manager of

JCMD Properties LLC. MWW moved into a new facility in Howell, Michigan as its principal business location, which was built to suit MWW's requirements by JCMD Properties LLC under a long term lease agreement. (See Certain Relationships and Related Transactions on page 23) JCMD LLC was formed in the state of Michigan on December 31, 2003 as a property development and management company. Mr. Winzkowski and Mr. Marvin have been the members and managers of JCMD Properties LLC since its formation.

In August 1997 Mr. Marvin (age 50) became the COO and a member of the Board of Directors of the North American Aftermarket entity of Inalfa Industries. In November 2000, Mr. Marvin became the Managing Director of Operations and co-owner of Marketing Worldwide. Since October 2003, James C. Marvin has served as Chief Operating Officer, Chief Financial Officer and Director of MWW Corporation. Mr. Marvin attended Lake Superior and Cleary Universities majoring in Business and obtained degrees in Business Accounting and Business Administration. Mr. Marvin is a member and manager of JCMD Properties LLC. MWW moved into a new facility in Howell, Michigan as its principal business location, which was built to suit MWW's requirements by JCMD Properties LLC under a long term lease agreement. (See Certain Relationships and Related Transactions) JCMD LLC was formed in the state of Michigan on December 31, 2003 as a property development and management company. Mr. Winzkowski and Mr. Marvin have been the members and managers of JCMD LLC since its formation.

The following individuals are expected to make significant a contribution to the business.

Gregory G. Green, Sales Manager. Age 49. In January 2000, Mr. Green became the Director of Business Development for MWW's predecessor. Mr. Green finished his high school education while in the US army and attended Hondo College after his honorable discharge from the Armed Forces. In the years to follow, he attended numerous business seminars and college courses to enhance his marketing and sales skills. Mr. Green owns 470,400 shares of common stock and was one of the three owners of MWWLLC. Mr. Green has an employment agreement with MWWLLC that provides for a bi-weekly gross salary of $2,308 plus sales commissions. Charley Willis, Sales Account Manager. Age 44. Mr. Willis has fifteen (5) years experience in Sales, Marketing, and new program development of automotive accessories. Before joining MWW in January of 2003, he had been working in sales for Foam Molders, a large OE molding company, since 1993. Customers ranged from traditional aftermarket distribution companies to large OEM companies. Since January of 2003 he has been involved in MWW product development, opportunity identification and project management and is MWW's account manager for GST, Houston's (Toyota Port) and Audi/VW port in Texas. Mr. Willis attended Texas Wesleyan College and received a degree in Mass Communications, Advertising and Marketing.

The personnel plan calls for increasing total employees from 16 persons to 22 persons, within the next 12 months, an increase of 37%. Management anticipates that most new employees will be in functional areas that will support product development, sales and marketing, administration, followed by service.

Section 16(a) Beneficial Ownership Reporting Compliance

MWW is not aware of any reporting person that failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year. During the prior fiscal year, both Michael Winzkowski and James C. Marvin failed to file on a timely basis Form 3 before the effective date of MWW's registration statement on Form 10-SB.

Item 10. Executive Compensation.

The Summary Compensation Table below identifies the compensation of Michael Winzkowski and James Marvin. Mr. Winzkowski and Mr. Marvin are the only MWW executives with total annual salary and bonus that exceeded $100,000 during the last two years. Mr. Winzkowski and Mr. Marvin entered written employment agreements with MWWLLC on March 23, 2003 for the two year period from October 1, 2003 through September 30, 2005. During the first year of the employment term, Mr. Winzkowski and Mr. Marvin each earn $120,000 as their base salary; receive a car allowance and discretionary bonuses. During the second year of the employment term, Mr. Winzkowski and Mr. Marvin each earn $137,344 as their base salary; receive a car allowance and discretionary bonuses. MWW and its predecessor MWWLLC paid no bonuses to Mr. Winzkowski and Mr. Marvin during 2004 or 2005; and each received bonuses of $117,000 during fiscal 2003 for payment of the partnership taxes.

Both Mr. Marvin and Mr. Winzkowski have voluntarily agreed to reduce their contract salary to $124,230 annually for a yet undetermined period of time, starting in March of 2004. Messrs. Marvin and Winzkowski, who together own 82% of the common stock, took voluntary salary reductions because they believe this decision and their other management decisions to be in the best interest of the stockholders. The salaries listed below are for the period of September 30, 2005.


----------------------------------------------------------------------------------------------------------------
                                               SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------
                                                                       Long Term Compensation
                                                             -------------------------------------
                                  Annual Compensation                   Awards           Payouts
                        -----------------------------------  ------------------------- -----------
 (a)                  (b)       (c)         (d)        (e)         (f)             (g)            (h)      (i)
Name                                             Other       Restricted    Securities
and                                              Annual      Stock         Underlying         LTIP      All Other
Principal                                        Compen-                   Options/SARS
Position         Year     Salary($)   Bonus($)   sation($)   ($)           (#)                ($)       ($)
----------------------------------------------------------------------------------------------------------------
Michael           2005     124,230            0      0           0           0                 0         0
Winzkowski        2004     137,344            0      0           0           0                 0         0
CEO               2003     120,000      117,000      0           0           0                 0         0
                  2002     100,000       65,000      0           0           0                 0         0
                  2001      45,000            0      0           0           0                 0         0
----------------------------------------------------------------------------------------------------------------
James             2005     124,230            0      0           0           0                 0         0
Marvin            2004     137,344            0      0           0           0                 0         0
COO               2003     120,000      117,000      0           0           0                 0         0
                  2002     100,000       65,000      0           0           0                 0         0
                  2001      45,000            0      0           0           0                 0         0
Greg Green        2005    <100,000            0      0           0           0                 0         0
                  2004    <100,000            0      0           0           0                 0         0
Sales Mgr.        2003     115,000            0      0           0           0                 0         0
                  2002     121,000            0      0           0           0                 0         0
                  2001      79,000            0      0           0           0                 0         0

Mr. Winzkowski and Mr. Marvin receive a car monthly allowance of $656 and $0, respectively.

MWW did not make any option or SAR grants in its last fiscal year and has not adopted a long term incentive compensation plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 28, 2005, by:

         o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
         o        each of our officers and directors; and
         o        all our officers and directors as a group.

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
  Title of Class           Name and Address of Beneficial Owner              Amount and Nature of        Percent
                                                                             Beneficial Owner            Class**

 $.001 par value           Michael Winzkowski                                4,564,800 shares (a)          41%
  common stock             PO Box 2462,                                      (direct)
                           Palm Harbor, FL 34682-2462
                           Mgmt.

  $.001 par value          James C. Marvin                                   4,564,800 shares (b)          41%
  common stock             4772 Shaefer Road
                           Pinckney, Mi 48169
                           Mgmt.

  $.001 par value          Greg Green                                        470,400 shares                4%
  common stock             320 Rose Street
 Howell, MI 4843
                           Key employee

  $.001 par value          Wendover Investments Limited*                     4,000 shares                  9%
  common stock             5th Floor, Zephyr House,                          (direct)
  $.001 par value          Mary Street,                                      1,000,000 options
  common stock             Grand Cayman, Cayman Islands                      (direct)
  underlying stock         BWI
  options

  $.001 par value          Rainer Poertner                                   735,809 shares                7%
  common stock             730 Oxford Avenue                                 (direct)
  $.001 par value          Marina del Rey, CA 90292                          200,000 options
  common stock                                                              (direct)
  underlying stock
  option

  $.001 par value          All directors and officers as a group (2          9,129,600                     82%
  common stock             individuals)

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

**Percentages are based upon the amount of outstanding securities at June 30, 2005, 11,051,995 shares, plus for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

Item 12. Certain Relationships and Related Transactions.

On October 1, 2003, MWW acquired 100% of the membership interests in Marketing Worldwide LLC, a Michigan limited liability company ("MWWLLC"), in a tax-free exchange whereby MWWLLC became a wholly owned subsidiary of MWW. Under the Purchase Agreement, the three selling members of MWWLLC were issued 9,600,000 shares of common stock. Michael Winzkowski received 4,564,800 shares, James C. Marvin received 4,564,800 shares and Gregory G. Green received 470,400 shares of MWW under the Purchase Agreement. Immediately following the transaction, Michael Winzkowski and James C. Marvin became the officers and directors of MWW. Mr. Winzkowski and Mr. Marvin serve as members of MWW's board of directors without compensation. However, Mr. Winzkowski and Mr. Marvin have written employment agreements with MWWLLC and received annual compensation of $137,344 and $120,000 for the year ended September 30, 2004 and 2003, respectively. Further, each received a bonus of $0 and $117,000 for the year ended September 30, 2004 and 2003, respectively.

At September 30, 2003, MWW reported a related party note payable balance of $215,533. The amount was due and owing to Mr. Winzkowski and Mr. Marvin. For the year ended September 30, 2003, no related party interest was charged to operation because the interest was waived. As of September 30, 2004, all related party notes were repaid by MWW. During the next twelve months, MWW will make lease payments under a five-year lease with a landlord, JCMD Properties LLC that is owned by James Marvin and Michael Winzkowski. The monthly lease payments are $12,450 per month.

Michael Winzkowski, James C. Marvin, Gregory G. Green, Richard O. Weed and Rainer Poertner are defined as promoters by the Securities Act Rules since each directly or indirectly took initiative in founding and organizing the business of MWW. Mr. Weed served as the sole Director, President, Secretary and Treasurer of MWW from its inception on July 21, 2003 until the effective date of the acquisition of MWWLLC on October 1, 2003. Mr. Weed was granted a Stock Option to purchase 250,000 shares of MWW common stock at $1.00 per share that expires December 31, 2008 as an incentive to represent MWW as legal counsel. Mr. Weed is a partner in Weed & Co. LLP and has provided legal services to MWW under a Fee Agreement since August 15, 2003. Weed & Co. LLP has been paid $7,875 in cash for its services and expects to receive an additional $22,125 in cash or common stock as compensation for filing a registration statement for MWW. Mr. Poertner has provided consulting services to MWW and MWWLLC since April 2003. Under the Consulting Agreement with MWW dated July 1, 2005, Mr. Poertner receives $10,000 per month plus expenses. Mr. Poertner is the former Chief Executive Officer and a former director of two publicly traded companies. Mr. Poertner was retained by MWW to advise its management and stockholders on corporate growth strategies, strategic alliances and interaction with the financial community. MWW pays rent to JCMD Properties LLC, a company owned and controlled by Michael Winzkowski and James C. Marvin, and unconditionally guaranteed a $631,000 loan to JCMD Properties LLC by the U.S. Small Business Administration that was used by JCMD Properties LLC to finance its ownership of the land and buildings occupied by MWW. While the monthly rental obligation of MWW to JCMD Properties LLC is currently consistent with lease rates for similarly situated property, the nature of the relationship among MWW, JCMD Properties LLC, Michael Winzkowski, and James C. Marvin creates a potential conflict of interest that investors should fully consider, recognize, and understand.

Item 13. Exhibits.

DESCRIPTION OF EXHIBITS

Exhibits                                                            Page No.
--------                                                            --------

(3)(i)    Certificate of Incorporation *
(3)(ii)   Bylaws *
(4)(1)    Form of Common Stock Certificate *
(4)(2)    Common Stock Purchase Warrant with Wendover Investments Limited *
(4)(3)    Stock Option Agreement with Richard O. Weed *
(5)       Opinion on Legality
(10)(1)   Consulting Agreement with Rainer Poertner ***
(10)(2)   Fee Agreement with Weed & Co. LLP *
(10)(3)   Purchase Agreement MWW and MWWLLC *
(10)(4)   Amendment to Purchase Agreement between MWW and MWWLLC **
(10)(5)   Employment Agreement with CEO Michael Winzkowski **
(10)(6)   Employment Agreement with COO/CFO James Marvin **
(10)(7)   Loan Agreement with KeyBank N.A. ***
(10)(8)   Amendment to Consulting Agreement with Rainer Poertner ***
(10)(9)   Employment Agreement with Greg Green ****
(10)(10)  Real Property Lease Agreement for 11224 Lemen Road, Suite A ****
(10)(11)  Real Property Lease Agreement for 11236 Lemen Road ****
(10)(12)  Supplier and Warranty Agreement ****
(10)(13)  Blanket Purchase Order, Non-Disclosure and Confidentiality Agreement
          ******
(10)(14) Lease Agreement and Amendment to Lease Agreement with JCMD Properties, LLC ******
(10)(15)  Consulting Agreement with Rainer Poertner dated July 1, 2005 ******
(10)(16) Waiver of Cashless Exercise Provisions in Warrant by Wendover Investments Ltd. *******
(10)(17) Waiver of Cashless Exercise Provisions in Stock Option by Richard O. Weed*******
(21)      Subsidiaries of Registrant *
(31.1)    CEO Certifications Under Section 302
(31.2)    CFO Certifications Under Section 302
(32.1)    CEO Certifications Under Section 906
(32.2)    CFO Certifications Under Section 906

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

****** previously filed on September 15, 2005 as part of the Form SB-2 of Marketing Worldwide Corporation SEC File 333-123380 Accession Number 0001019687-05-002649.

****** previously filed on September 15, 2005 as part of the Form SB-2 of Marketing Worldwide Corporation SEC File 333-123380 Accession Number 0001019687-05-002649.

******* previously filed on December 7, 2005 as part of the Form SB-2 of Marketing Worldwide Corporation SEC File 333-123380 Accession Number 0001019687-05-003367.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2005 and 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                        September 30, 2005    September 30, 2004
                                        ------------------    ------------------
(i)        Audit Fees                   $         100,896     $          89,007
(ii)       Audit Related Fees                          --                    --
(iii)      Tax Fees                                10,000                 7,915
(v)        All Other Fees                              --                    --
                                        ------------------    ------------------
Total fees                              $         110,896     $          96,922
                                        =================     ==================


AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Global Energy Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2005 or 2004.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

     The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre- approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARKETING WORLDWIDE CORPORATION


                                       BY: /S/ MICHAEL WINZKOWSKI
                                       -------------------------------
                                       NAME: MICHAEL WINZKOWSKI
                                       TITLE: CHIEF EXECUTIVE OFFICER
                                       Date: January 25, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       BY: /S/ MICHAEL WINZKOWSKI
                                       -------------------------------
                                       NAME: MICHAEL WINZKOWSKI
                                       TITLE: CHIEF EXECUTIVE OFFICER,
                                       SECRETARY AND DIRECTOR
                                       Date: January 25, 2006


                                       BY: /S/ JAMES C. MARVIN
                                       ------------------------------
                                       NAME: JAMES C. MARVIN
                                       TITLE: CHIEF FINANCIAL OFFICER
                                       AND DIRECTOR
                                       Date: January 25, 2006