Form 10QSB
period 2005-12-31
MARKETING WORLDWIDE CORP
filed 2006-02-15
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM October 1, 2005 TO December 31, 2005.

                        Commission file number 000-50586

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     As of February 14, 2006, the Registrant had 11,051,995 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         MARKETING WORLDWIDE CORPORATION

                     Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending December 31, 2005

                                Table of Contents


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet:                        4
                  December 31, 2005 (unaudited)

                  Condensed Consolidated Statements of Income (unaudited):     5
                  Three Months Ended December 31, 2005 and 2004

                  Condensed Consolidated Statements of Cash Flows (unaudited): 6 Three Months Ended December 31, 2005 and 2004

                  Notes to Condensed Consolidated Financial Statements         7
                  (unaudited): December 31, 2005

         Item 2.  Management Discussion and Analysis                          13

         Item 3. Controls and Procedures                                      17

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           17

         Item 2.  Changes in Securities                                       17

         Item 3.  Defaults Upon Senior Securities                             17

         Item 4.  Submission of Matters to a Vote of Security Holders         17

         Item 5.  Other Information                                           17

         Item 6.  Exhibits                                                    18

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months Ended December 31, 2005 and 2004 have been prepared by Marketing Worldwide Corporation, a Delaware corporation.

MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS
Current assets:
Cash and cash equivalents                                             $  181,223
Accounts receivable, net                                               1,178,573
Inventories                                                              660,559
Other current assets                                                      57,301
                                                                      ----------
TOTAL CURRENT ASSETS                                                   2,077,656

Property, plant and equipment, net                                     2,037,042

Other assets, net                                                        630,288
                                                                      ----------
Total                                                                 $4,744,986
                                                                      ==========

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Notes payable                                                         $  635,906
Current portion of capital lease obligations                              67,438
Accounts payable                                                       1,030,688
Notes payable - related parties                                            7,031
Other current liabilities                                                164,364
                                                                      ----------
TOTAL CURRENT LIABILITIES                                              1,905,427

Notes Payable - long term portion                                      1,475,869
Capital leases - long term portion                                       112,354
Deferred tax liability - long term portion                                30,361
                                                                      ----------
TOTAL LIABILITIES                                                      3,524,011
                                                                      ----------


Minority Interest                                                        170,272
                                                                      ----------


Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares
  authorized: Shares issued and outstanding - 0                               --
Common stock - $0.001 per value, 100,000,000 shares
  authorized: 11,051,995 shares issued and outstanding
  at December 31, 2005                                                    11,052
Additional paid-in capital                                               777,248
Retained earnings                                                        262,403
                                                                      ----------
TOTAL STOCKHOLDERS EQUITY                                              1,050,703
                                                                      ----------
Total                                                                 $4,744,986
                                                                      ==========


              See accompanying footnotes to the unaudited condensed
                        consolidated financial statements

                         MARKETING WORLDWIDE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              For the Three Months Ended December 31, 2005 and 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                        2005            2004
                                                    ------------    ------------

NET SALES                                           $  1,952,280    $  1,624,650

Cost of sales                                          1,476,968       1,231,679
                                                    ------------    ------------
GROSS PROFIT                                             475,312         392,971
                                                    ------------    ------------

OPERATING EXPENSES:
     Selling, general and administrative expenses        427,806         358,975
                                                    ------------    ------------
         TOTAL OPERATING EXPENSES                        427,806         358,975
                                                    ------------    ------------

INCOME FROM OPERATIONS                                    47,506          33,996

Other Expenses/ Income                                        10           3,443
                                                    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                  47,516          30,553

Provision for income taxes                                16,630          12,318
                                                    ------------    ------------
Income before minority interest                           30,886          18,235

Minority interest                                         (3,569)
                                                    ------------    ------------

NET INCOME                                          $     27,317    $     18,235
                                                    ============    ============
Earnings per share
   Basic                                            $       0.00    $       0.00
                                                    ============    ============
   Diluted                                          $       0.00    $       0.00

                                                    ============    ============
Weighted average common share outstanding
   Basic                                              11,051,995      11,251,995
                                                    ============    ============
   Diluted                                            11,282,764      11,482,764
                                                    ============    ============


              See accompanying footnotes to the unaudited condensed
                        consolidated financial statements

                           MARKETING WORLDWIDE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Three Months Ended December 31, 2005 and 2004
                                     (UNAUDITED)

------------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                                    December 31,
                                                                 2005         2004
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $  27,317    $  18,235
                                                              ---------    ---------
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
     Depreciation                                                25,675       13,726
     Minority interest                                            3,569

CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Decrease (increase) in accounts receivable                (223,235)    (228,939)
     Decrease (increase) in inventories                         179,252       48,449
     Increase in other assets                                       550      (46,761)
     Decrease in accounts payable                               143,814      157,877
     (Decrease) increase in other current liabilities             6,289      (28,818)
                                                              ---------    ---------
         TOTAL ADJUSTMENTS                                      135,914       84,466
                                                              ---------    ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        163,231      (66,231)
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipments                    (119,572)     (48,658)
     Loan receivable advances                                   (73,064)           0
                                                              ---------    ---------
         NET CASH USED IN INVESTING ACTIVITIES                 (192,636)     (48,658)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of note payable - related parties                      0      (97,240)
     Proceeds from (repayment of) line of credit                 50,000     (150,000)
     Repayment of notes payable and capital leases              (26,968)      (3,691)
                                                              ---------    ---------
         NET CASH PROVIDED (USED IN)BY FINANCING ACTIVITIES      23,032     (250,931)
                                                              ---------    ---------
         NET INCREASE IN CASH AND CASH EQUIVALENTS               (6,373)    (365,820)
Cash and cash equivalents at beginning of the year              187,596      532,110
                                                              ---------    ---------
         CASH AND CASH EQUIVALENTS AT END OF THE YEAR         $ 181,223    $ 166,290
                                                              =========    =========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
     Cash paid during the Quarter for interest                $  26,581    $   9,396
                                                              =========    =========
     Cash paid during the Quarter for income taxes            $   1,969    $   2,500
                                                              =========    =========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital lease obligations incurred in connection
with the acquisition of property, plant and equipment         $ 105,703

Deposit applied to acquisition of property, plant and
Equipment                                                        29,976


                See accompanying footnotes to the unaudited condensed
                          consolidated financial statements

                                          6

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended December 31, 2005, are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)
------------------------------------

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the quarter ended September 30, 2003. The Company has no awards of stock-based employee compensation outstanding at December 31, 2005.

Income Taxes
------------

The income tax rate utilized on an interim basis is based on the Company's estimate of the effective income tax rate for the fiscal year ending September 30, 2006. Deferred income taxes are provided for accumulated temporary differences due to basis of differences for assets and liabilities for financial reporting and income tax purposes, including alternative minimum taxes. The Company's temporary differences were deemed to be immaterial.

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

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior period's financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (continued)
-----------------------------------------

The Company might adopt Statement 123(R); however, management is still evaluating which method to adopt.

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

In November 2004, the FASB issued FAS 151, "Inventory Costs * an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 amend the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations

NOTE B - NOTES PAYABLE

During the three months ended December 31, 2005, the Company entered into a new capital lease obligation totaling $105,703 which provided financing for the purchase of a Pro Mix paint system. The Terms are 36 month Capital Lease with Key Bank, first installment due November 10th 2005, with monthly payments of $3,236.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of December 31, 2005, the Company has issued and outstanding 11,051,995 shares of common stock. As of December 31, 2005, the Company has no issued and outstanding shares of preferred stock.


NOTE D - STOCK OPTIONS AND WARRANTS

During the Three Months Ended December 31, 2005 the Company did not grant any compensatory stock options and warrants to non-employees. Accordingly no compensation costs were charged to operations during the three months ended December 31, 2005.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of December 31, 2005:

                                Options Outstanding                               Options Exercisable
                        --------------------------------                       ----------------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
        $ 1.00            250,000                3.00               $ 1.00        250,000        $ 1.00
                         --------               -----              -------       --------       -------
                          250,000                3.00               $ 1.00        250,000        $ 1.00
                         ========               =====              =======       ========       =======

Transactions involving options issued to non-employees are summarized as follows:

                                                              Weighted Average
                                           Number of Shares   Price Per Share
                                           ----------------   ---------------
       Outstanding at October 1, 2004            250,000         $   1.00
          Granted                                      -                -
          Exercised                                    -                -
          Canceled or expired                          -                -
                                               ---------         --------
       Outstanding at December 31, 2005          250,000         $   1.00
                                               =========         ========


NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of December 31, 2005:

                               Warrants Outstanding                                 Warrants Exercisable
                        --------------------------------                       ----------------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
        $0.50            1,000,000               3.00               $ 0.50      1,000,000          $ 0.50
                        ----------              -----              -------     ----------         -------
                         1,000,000               3.00               $ 0.50      1,000,000          $ 0.50
                        ==========              =====              =======     ==========         =======

Transactions involving warrants issued to non-employees are summarized as follows:

                                                              Weighted Average
                                           Number of Shares   Price per Share
                                           ----------------   ---------------
       Outstanding at October 1, 2004          1,000,000          $   0.50
          Granted                                      -                 -
          Exercised                                    -                 -
          Canceled or expired                          -                 -
                                               ---------          --------
       Outstanding at December 31, 2005        1,000,000          $   0.50
                                               =========          ========

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE E - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On June 6, 2005 and August 8, 2005, the Company entered into a Secured Loan Agreement with a financial institution together with JCMD Properties LLC, an entity controlled by the Company's Chief Executive and Chief Operating officers, respectively ("JCMD") in connection with the financing of real property and improvements ("property"). The property is leased to the Company under a long term operating lease beginning on January 1, 2005. Under the loan agreements, JCMD is obligated to make periodic payments of principal repayments and interest. The Company has no equity interest in JCMD or the property.

Based on the terms of the lending agreement with the above entities, the Company determined that JCMD was a variable interest entity ("VIE") and the Company was the primary beneficiary under FIN No. 46 since JCMD does not have sufficient equity at risk for the entity to finance its activities.

FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. Accordingly, the Company adopted FIN No. 46 and consolidated JCMD as a VIE, regardless of the Company not having an equity interest in JCMD. The Company consolidated JCMD in the three months ended December 31, 2005. JCMD's liabilities will be satisfied from the cash flows of the JCMD's assets and revenues belonging to JCMD.

Included in the Company's consolidated balance sheet at December 31, 2005 are the following net assets of JCMD:

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

ASSETS (JCMD)
   Cash and cash equivalents                                         $   86,849
   Accounts Receivable, prepaid expenses and other current assets        97,241
                                                                     ----------

   Total current assets                                                 184,090

   Property and equipment, net of accumulated depreciation
   of $29,121                                                         1,348,224

   Other assets                                                          19,400
                                                                     ----------
 Total Assets                                                        $1,551,714
                                                                     ----------
LIABILITIES
   Current portion of long-term debt                                 $   35,573
   Accounts Payable and accrued liabilities                                   0
                                                                     ----------
         Total current liabilities                                       35,573

   Long-term debt                                                     1,345,869
                                                                     ----------
Total liabilities                                                    $1,381,442
                                                                     ----------

Net assets                                                           $  170,272


Consolidated results of operations include the following:
   Revenues - Real Estate                                            $   37,350

   Costs and expenses - Real Estate
         Operating Expenses                                              11,932
         Depreciation and amortization                                    5,500
         Interest                                                        16,349
                                                                     ----------
         Total costs and expenses - Real Estate                          33,781
                                                                     ----------

         Operating Income Real Estate                                $    3,569
                                                                     ==========


NOTE F - SUBSEQUENT EVENT

The Company has a renewed its credit facility with a bank with a maximum borrowing limit of $750,000, expiring on January 31, 2007. Interest on advances is charged at a rate of .25 percentage points under the Key Bank's announced Prime Rate. Borrowings under the agreement are collateralized by substantially all the Company's assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENTINFORMATION AND ASSUMPTIONS. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO A NUMBER OF FACTORS, SUCH AS ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AUTOMOTIVE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT LIABILITY, AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THOSE FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-QSB.


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

MWW's marketing/sales/service organization initially commenced business (as MWWLLC) with limited staff, buying and selling finished goods in bulk to suitable clients. Increasing demand for the company's products and services prompted an expansion of MWW's infrastructure and staff and warranted the diversification of its activities into the design and manufacturing of its products in order to support newly arising market opportunities. Drawing from the experience of its principals and strategically utilizing longstanding relationships in the industry, the company has steadily expanded its product range, client and employees/contractor base and is currently aggressively pursuing the expansion of its client roster, in addition to its currently existing major clients such as South East Toyota, Gulf States Toyota and Toyota Canada.

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

The limited seasonality of our business offers significant operational challenges in our manufacturing and distribution functions, based on a partial dependency on manufacturing abroad. To limit these challenges and to provide a rapid turnaround time of customer orders, we traditionally keep somewhat higher inventory levels. New strategies to decrease inventory and improve inventory turns over rates are currently being implemented.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first three months of fiscal year 2006, cash Provided by operations amounted to $163,231.

On March 1, 2004 an existing credit facility was replaced by a credit facility through Key Bank, as lender for a secured revolving credit facility. The term of the credit agreement is for a period of one year and provided for a line of credit up to $750,000. This credit line was renewed on March 1, 2005 and was again renewed for a period of one year on February 1, 2006.

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

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2005 TO THE THREE MONTHS ENDED DECEMBER 30, 2004.

SALES. Net sales during the first quarter 2006 (three months ending December 31, 2005) were $1,952,280, an increase of $327,630, or 20.1%, compared to $1,624,650 during the first quarter 2005. Contributing to the sales increase was higher volume associated with the expansion of the Seat Heater product line and strong 4Runner sales, the launch of the Tacoma Exhaust system program, our first delivery of product to KIA USA and the expansion of our recently launched TMMC Matrix component supply program directly to Toyota Canada.

GROSS MARGINS. Gross margins for the first quarter 2006 remained stable at 24% compared to the same gross margin of 24% in 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $68,831 to $427,806 in the first quarter of 2006, compared to $358,975 in the first quarter of 2005. This increase was primarily due to an increase in administrative and sales expenses, caused by new hiring and costs associated with the development of new programs.

In addition, MWW incurred additional interest expense of $26,581 in the first quarter 2006 as compared to $9,396 the same quarter in 2005, an increase of $17,185. The increased interest amount was caused by an increase in the prime rate for MWW's credit line and the additional interest expense arising out of the consolidation of the JCMD property for purposes of this financial statement. MWW's portion of the total interest amount was $10,232 and JCMD was $16,349.

OPERATING INCOME. Operating income increased by $13,510 or 40% to $47,506 in the first quarter of 2006, compared to $33,996 in the first quarter of 2005. This increase was primarily due to the overall increased sales.

LIQUIDITY AND CAPITAL RESOURCES

As of December 30, 2005, we had working capital of $172,229. As a result of our net income of $27,317, adjusted principally for a $223,235 increase in accounts receivable, we provided $163,231 of cash from operating activities during the three months ending December 31, 2005. We used $119,572 of cash to acquire new equipment and paid cash advances to a supplier of $73,064 during the first quarter.

We met our cash requirements during the first quarter by borrowing, $50,000 through our credit lines at Key Bank. Based on MWW's anticipated growth and the resulting continued need for financing, it is anticipated that interest costs will continue to increase in the future. There is no substantial seasonal trend in our business. Fluctuations in revenues and receivables are somewhat dependent on the automobile manufacturers' model release schedules.

Under generally accepted accounting principles, specifically FASB FIN 46-R (and after the Security and Exchange Commission following consultation with management determined that JCMD is a VIE), MWW consolidates the assets, liabilities and non-controlling interest of JCMD Properties LLC, a "Variable Interest Entity" at fair value. The following mortgage obligations of JCMD Properties LLC pertain to the real property occupied by MWW. During fiscal 2005, JCMD Properties LLC had an interest only first mortgage of $611,600 with Key Bank. The interest rate was prime minus .25%. In October 2005, the $611,600 loan converted into a 20-year SBA loan with a fixed interest rate of 5.16% and results in a monthly payment of $4,802.74. On June 5, 2005, JCMD Properties LLC put a $764,500 10-year second mortgage against the real property occupied by MWW. The second mortgage has a fixed interest rate of 7.69%. The outstanding balance at September 30, 2005 was $754,448. The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC that is now included in the combined financial statements are not the Company's

The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC (an entity the Security and Exchange Commission determined is a VIE following consultation with management) that is now included in the combined financial statements are not the Company's. The liabilities of the VIE's will be satisfied from the cash flows of the VIE's assets and revenues belong to the VIE.

MWW currently has a $750,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs. On March 1, 2004, MWW entered into an asset based loan agreement with Key Bank N.A. to borrow up to $750,000 (the "Loan"). The Loan matured on January 31, 2005 and was extended to January 31, 2006 and again extended to January 2007. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan further, Mr. Winzkowski, Mr. Marvin and JCMD Properties, LLC (an entity controlled by Mr. Winzkowski and Mr. Marvin) each executed a commercial guaranty for an unlimited amount in favor of Key Bank N.A. The Loan with Key Bank N.A. is a standard asset based loan agreement. The Loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than 3.50 to 1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12-month period. MWW is in compliance with the terms and conditions of its agreement with Key Bank N.A. MWW does not have restrictive covenants on any other indebtedness and believes that is has satisfactory relationships with its creditors. The current outstanding balance on the line of credit with Key Bank is approximately $500,000. The current interest rate is 6% and is based upon 1/4 point below the Prime Rate (currently 6.25%). The line of credit has been renewed for another one year period on February 1, 2006. The Company is incompliance with all terms of all loans.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies see the Notes to the Financial Statements of our Report on Form 10KSB. Note that our preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

ACCOUNTING FOR VARIABLE INTEREST ENTIES. In December 2003, the FASB issued a revision to FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46R). FIN No. 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entities expected losses, receive a majority of the entity's expected residual returns, or both.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At December 31, 2005, the allowance for sales returns totaled $0.

Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2005, there were no determined requirements for the allowance for doubtful accounts.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2005, we had an income tax expense provision of approximately $16,630. The valuation is based on our estimates of taxable income by jurisdiction in which we operate.

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


ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

         There are no current legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders during the quarter.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

(a) EXHIBIT(S) DESCRIPTION

    Exhibits                                                            Page No.
    --------                                                            --------

    (3)(i)   Certificate of Incorporation *
    (3)(ii)  Bylaws *
    (4)(1)   Form of Common Stock Certificate *
    (4)(2)   Common Stock Purchase Warrant with Wendover Investments
             Limited *
    (4)(3)   Stock Option Agreement with Richard O. Weed *
    (5)      Opinion on Legality *****
    (10)(1)  Consulting Agreement with Rainer Poertner ***
    (10)(2)  Fee Agreement with Weed & Co. LLP *
    (10)(3)  Purchase Agreement MWW and MWWLLC *
    (10)(4)  Amendment to Purchase Agreement between MWW and MWWLLC **
    (10)(5)  Employment Agreement with CEO Michael Winzkowski **
    (10)(6)  Employment Agreement with COO/CFO James Marvin **
    (10)(7)  Loan Agreement with KeyBank N.A. ***
    (10)(8)  Amendment to Consulting Agreement with Rainer Poertner ***
    (10)(9)  Employment Agreement with Greg Green ****
    (10)(10) Real Property Lease Agreement for 11224 Lemen Road,
             Suite A ****
    (10)(11) Real Property Lease Agreement for 11236 Lemen Road ****
    (10)(12) Supplier and Warranty Agreement ****
    (10)(13) Business Loan Agreement April 4, 2005 with KeyBank
             N.A. ******
    (10)(14) Supplier and Warranty Agreement ****
    (10)(15) Blanket Purchase Order, Non-Disclosure and Confidentiality Agreement ******
    (10)(16) Lease Agreement and Amendment to Lease Agreement with JCMD Properties, LLC ******
    (10)(17) Consulting Agreement with Rainer Poertner dated July 1,
             2005 ******
    (10)(18) Waiver of Cashless Exercise Provisions in Warrant by
             Wendover Investments Ltd. *******
    (10)(19) Waiver of Cashless Exercise Provisions in Stock Option by Richard O. Weed *******
    (10)(20) Extension of Employment Agreement with Michael Winzkowski dated October 15, 2005
    (10)(21) Extension of Employment Agreement with James Marvin dated October 15, 2005
    (21)     Subsidiaries of Registrant *
    (31)(1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    (31)(2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    (32)(1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.
    (32)(2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K

     * previously filed on February 11, 2004 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279.

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

                                    Marketing WorldWide Corporation
                                    (Registrant)


(Date): February 15, 2006            /S/ JAMES MARVIN
                                    --------------------------------------------
                                    James Marvin
                                    Vice President Finance,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX
(10)(20) Extension of Employment Agreement with Michael Winzkowski dated October 15, 2005    Page 21
(10)(21) Extension of Employment Agreement with James Marvin dated October 15, 2005          Page 22
(31)(1)  Certification of Chief Executive Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.                                              Page 23
(31)(2)  Certification of Chief Financial Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.                                              Page 24
(32)(1)  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item
         601 of Regulation S-K.                                                              Page 25
(32)(2)  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item
         601 of Regulation S-K                                                               Page 26


                                                   20