Form 10KSB/A
period 2005-09-30
MARKETING WORLDWIDE CORP
filed 2006-02-27
CIK 1278363

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

MWW's design and engineering team has developed, designed and prototyped a lip spoiler for the 2006 Toyota Camry; this design has been approved and the Company has shipped product during February of 2006

MWW has developed, tooled and prototyped two (2) rear deck spoilers, a front air dam and spats for the new Toyota Tundra and Tacoma trucks, after approval by our customers. These products are ready to go into production and are planned to be launched in the first calendar quarter of 2006

Our first non-Toyota or Lexus program is for the KIA Spectra product. The components have been approved and MWW has received the first purchase order and releases for shipment in December 2005. The first shipment has been made. This program is for both KIA US and KIA Canada and is scheduled to run for three years.

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

MWW devotes significant attention to its major customers and is seeking to develop relationships with additional customers, so that it will decrease its dependency on only a few major customers. For the year ended September 30, 2005, South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc., Katzkin and Webasto represented 42%, 29%, 17%, 6% and 6% of MWW's total revenue, respectively. For the year ended September 30, 2004, South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc. Webasto and FAS, represented 55%, 28%, 11%, 5% and 1%, of MWW's total revenue, respectively.

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

MWW has incurred and recorded expenses in 2005 directly associated with becoming a publicly traded company. These direct expenses, exceeded $160,000 and were for the activities associated with prior year's audits, legal and marketing costs compared to expenses of $180,000 in 2004. A number of these expenses are non-reoccurring and will not have an impact on future reporting periods

On November 1, 2005, the Company entered into a loan receivable agreement in the amount of $557,224 with one of its major suppliers. As per the terms of the Agreement, the loan will be paid back at installments of $15,478 at the 1st of every month, beginning at May 1, 2006 and ending at April 1, 2009. The loan carries an interest rate of 8%. The loan is secured by all inventories, equipment, appliances, furnishings and fixtures of this supplier. As of September 30, 2005, the Company's converted loan receivable outstanding totaled $557,225.

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

NOTE Q   ECONOMIC DEPENDENCY

During the year ended September 30, 2005 approximately, $7,128,975 (88%) of total 2005 revenues were derived from and $603,448 (64%) of the total accounts receivable at September 30, 2005 were due from three customers.

During the year ended September 30, 2004 approximately, $6,467,027 (94%) of total 2004 revenues were derived from and $461,429 (89%) of the total accounts receivable at September 30, 2004 were due from three customers.

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

                                       MARKETING WORLDWIDE CORPORATION


                                       BY: /S/ MICHAEL WINZKOWSKI
                                       -------------------------------
                                       NAME: MICHAEL WINZKOWSKI
                                       TITLE: CHIEF EXECUTIVE OFFICER
                                       Date: February 25, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       BY: /S/ MICHAEL WINZKOWSKI
                                       -------------------------------
                                       NAME: MICHAEL WINZKOWSKI
                                       TITLE: CHIEF EXECUTIVE OFFICER,
                                       SECRETARY AND DIRECTOR
                                       Date: February 25, 2006


                                       BY: /S/ JAMES C. MARVIN
                                       ------------------------------
                                       NAME: JAMES C. MARVIN
                                       TITLE: CHIEF FINANCIAL OFFICER
                                       AND DIRECTOR
                                       Date: February 25, 2006