Form 10QSB/A
period 2005-03-31
MARKETING WORLDWIDE CORP
filed 2006-05-05
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                  (RESTATEMENT)

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

                        Commission file number 333-46682


                         MARKETING WORLDWIDE CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       68-0566295
           ---------------------------------------------------------
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)


                 2212 Grand Commerce Dr., Howell, Michigan 48855
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

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

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of March 31, 2005 and for the three months and six months ended March 31, 2005 and 2004 have been prepared by Marketing Worldwide Corporation, a Delaware corporation. We are filing this restatement to reflect our adoption of FIN 46-R as of January 1, 2005.

                         MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                                 March 31, 2005

                                     ASSETS
Current assets:
Cash and cash equivalents                                            $  129,919
Accounts receivable, net                                              1,004,730
Inventories                                                             708,945
Other current assets                                                    438,803
                                                                     ----------

TOTAL CURRENT ASSETS                                                  2,282,397

Property, plant and equipment, net                                    1,741,138
Other assets, net                                                           613
                                                                     ----------
Total Assets                                                         $4,024,148
                                                                     ==========

LIABILITIES STOCKHOLDERS EQUITY
Current liabilities:
Notes payable                                                        $  593,225
Current portion of capital lease obligations                             14,409
Accounts payable                                                        637,156
Notes payable - related parties                                           7,031
Other current liabilities                                               133,183
                                                                     ----------

TOTAL CURRENT LIABILITIES                                             1,385,004

Notes Payable - long term portion                                     1,517,374
Capital leases - long term portion                                       34,569
Deferred tax liability - long term portion                               30,361
                                                                     ----------

TOTAL LIABILITIES                                                     2,967,308
                                                                     ----------

Minority Interest (VIE)                                                 165,619
                                                                     ----------

Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
shares issued and outstanding - 0                                            --
Common stock - $0.001 per value, 100,000,000 shares authorized:
11,051,995 shares issued and outstanding at March 31, 2005               11,052
Additional paid-in capital                                              777,248
Retained earnings                                                       102,921
                                                                     ----------

TOTAL STOCKHOLDERS EQUITY                                               891,221
                                                                     ----------

Total Liability and Equity                                           $4,024,148
                                                                     ==========


              See accompanying footnotes to the unaudited condensed
                        consolidated financial statements



                                             MARKETING WORLDWIDE CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (UNAUDITED)

                                                      Six Months Ended                    Three Months Ended
                                                          March 31,                            March 31,
                                                   2005              2004               2005              2004
                                               ------------      ------------       ------------      ------------
Sales                                          $  3,497,095      $  3,740,122       $  1,872,445      $  1,663,848

Cost of sales                                     2,631,026         2,630,048          1,399,347         1,197,213
                                               ------------      ------------       ------------      ------------

Gross profit                                        866,069         1,110,074            473,098           466,635

Operating Expenses
Selling, general
 & administrative expenses                          750,336           831,034            391,361           404,966
                                               ------------      ------------       ------------      ------------
Total Operating Expenses                            750,336           831,034            391,361           404,966

Income from operations                              115,733           279,040             81,737            61,669

Interest expense (income)                            36,417            19,425             36,417            10,277
Other expense (income)                                5,663           (10,800)             2,220           (10,145)
                                               ------------      ------------       ------------      ------------

Income before income taxes                           73,653           270,415             43,100            61,537

Provision for income taxes                           24,147            97,300             11,829            20,900
                                               ------------      ------------       ------------      ------------

Income before minority interest                      49,506           173,115             31,271            40,637

Minority interest                                    11,945                --             11,945                --
                                               ------------      ------------       ------------      ------------

Net Income                                     $     37,561      $    173,115       $     19,326      $     40,637
                                               ============      ============       ============      ============
Earnings per share
          Basic                                $         --      $       0.02       $         --      $         --
                                               ============      ============       ============      ============

          Diluted                              $         --      $       0.02       $         --      $         --
                                               ============      ============       ============      ============

Weighted average common stock outstanding
          Basic                                  11,218,662        10,004,000         11,185,328        10,004,000
                                               ============      ============       ============      ============

          Diluted                                11,449,431        10,004,000         11,416,097        10,004,000
                                               ============      ============       ============      ============


                                  See accompanying footnotes to the unaudited condensed
                                            consolidated financial statements


                                                 MARKETING WORLDWIDE CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            For the Six Months Ended March 31, 2005
                                                           (UNAUDITED)

                                Preferred                          Common       Additional                         Total
                   Preferred      Stock           Common           Stock         Paid-in         Retained      Stockholders'
                    Shares        Amount          Stock            Amount        Capital         Earnings          Equity
                    ------        ------          -----            ------        -------         --------          ------
Balance at
October 1, 2004       --      $         --      11,251,955    $     11,252    $    907,048     $     65,360     $    983,660

Shares surrendered    --                --        (200,000)           (200)       (129,800)              --         (130,000)

Net income            --                --              --              --              --           37,561           37,561
                  ---------   ------------    ------------    ------------    ------------     ------------     ------------
Balance at
March 31, 2005        --                --    $ 11,051,995    $     11,052    $    777,248     $    102,921     $    891,221
                  =========   ============    ============    ============    ============     ============     ============


                                   See accompanying footnotes to the unaudited condensed
                                                consolidated financial statements



                                   MARKETING WORLDWIDE CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                  Six Months Ended
                                                                      March 31,
                                                              2005               2004
                                                           -----------       -----------
Cash flows from operating activities:

Net cash used in operating activities                         (240,601)          (59,890)
                                                           -----------       -----------
Net cash (used in) provided by investing activities            (65,318)           17,809
                                                           -----------       -----------
Net cash used in financing activities                          (96,272)          (20,248)
                                                           -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (402,191)          (62,329)

Cash and cash equivalents at the beginning of period           532,110           224,817

Cash and cash equivalents at the end of period             $   129,919       $   162,488
                                                           ===========       ===========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Fixed assets purchased against notes payable               $    99,147       $        --
                                                           ===========       ===========

Fixed assets purchased against capital leases              $    45,829       $        --
                                                           ===========       ===========

Membership interest converted to notes payable
To related parties                                         $        --       $   100,000
                                                           ===========       ===========

Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                      $    36,417       $    19,848
                                                           ===========       ===========

Taxes paid in cash                                         $     4,000       $        --
                                                           ===========       ===========
Net assets assumed upon adoption of variable interest
entity (VIE) consolidation (Note C)                        $   156,621
                                                           ===========

Mortgage obligations incurred in connection
with variable interest entity acquisition of building      $ 1,370,356
                                                           ===========

Common Stock returned previously issued for services       $ (130,000)
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

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Marketing Worldwide LLC. Effective January 1, 2005, the consolidated financial Statements also include a variable interest entity
(VIE) of which the LLC is the primary beneficiary as further described in Note
D. All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

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

Based on the application of FIN 46-R the Company is consolidating its financials with those of JCMD Properties LLC. JCMD Properties LLC is an entity controlled by the Company's Chief Executive and Chief Operating officers, respectively ("JCMD") in connection with the financing of real property and improvements ("property").Pursuant to the effective date of a related party lease obligation, the Company adopted FIN 46R on January 1, 2005, this resulted in the consolidation of a variable interest entity (VIE) of which the Company is considered the primary beneficiary. The Company's variable interest in this VIE is the result of providing certain secured debt mortgage guarantees on behalf of a limited liability company (JCMD LLC) that leases warehouse and general offices located in the city of Howell, Michigan. Effective January 1, 2005, the Company took possession and leased its new warehouse and general offices from JCMD. As of January 1, 2005, the Company was also a guarantor of JCMD construction loans.

On March 31, 2005, the balance of the JCMD Properties LLC construction loan with KeyBank National Association was $758,756. This loan will be converted into a mortgage loan with Keybank and the mortgage note payable will be collateralized by the substantially all of the Company's assets. The balance of the 2nd construction loan on March 31, 2005 was $611,600 and will also be converted into a mortgage loan with KeyBank and subsequently converted again into a SBA loan.

The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC that are included in the combined financial statements are not the Company's. The liabilities of the VIE's will be satisfied from the cash flows of the VIE's assets and revenues belong to the VIE.


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


New Accounting Pronouncements
-----------------------------
In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liabilities fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact onits consolidated financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt Statement 123(R) on January 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


New Accounting Pronouncements (continued)
-----------------------------------------
The Company will adopt Statement 123(R) on January 1, 2006; however, management is still evaluating which method to adopt.

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

In November 2004, the FASB issued FAS 151, "Inventory Costs * an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 amend the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations.

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


Stock Options
-------------
The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of March 31, 2005:

                                   Options Outstanding                                   Options Exercisable
                                   -------------------                                   -------------------

                                              Weighted Average          Weighed                          Weighted
                             Number        Remaining Contractual        Average          Number          Average
Exercise Prices          Outstanding            Life (Years)         Exercise Price   Exercisable    Exercise Price
---------------          -----------            ------------         --------------   -----------    --------------
         $1.00             250,000                  3.75                  $1.00         250,000          $1.00
         -----             -------                  ----                  -----         -------          -----
                           250,000                  3.75                  $1.00         250,000          $1.00
                           =======                  ====                  =====         =======          =====

Transactions involving options issued to non-employees are summarized as follows:

                                                                             Weighted Average
                                                     Number of Shares        Price Per Share
                                                     ----------------        ---------------

Outstanding at October 1, 2004                               250,000               $1.00
             Granted                                              -                    -
             Exercised                                            -                    -
             Canceled or expired                                  -                    -
                                                            --------               -----
Outstanding at March 31, 2005                                250,000               $1.00
                                                            ========               =====



                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE C - STOCK OPTIONS AND WARRANTS (CONTINUED)


Warrants
--------
The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of March 31, 2005:

                                 Warrants Outstanding                                      Warrants Exercisable
                                 --------------------                                      --------------------

                                              Weighted Average          Weighed                          Weighted
                             Number        Remaining Contractual        Average          Number          Average
Exercise Prices          Outstanding            Life (Years)         Exercise Price   Exercisable    Exercise Price
---------------          -----------            ------------         --------------   -----------    --------------

$0.50                     1,000,000                 3.75                  $0.50       1,000,000            $0.50
                          ---------                 ----                  -----       ---------            -----
                          1,000,000                 3.75                  $0.50       1,000,000            $0.50
                          =========                 ====                  =====       =========            =====

Transactions involving warrants issued to non-employees are summarized as follows:

                                                                             Weighted Average
                                                     Number of Shares        Price Per Share
                                                     ----------------        ---------------

Outstanding at October 1, 2004                             1,000,000                 $0.50
             Granted                                              -                     -
             Exercised                                            -                     -
             Canceled or expired                                  -                     -
                                                           ---------                 -----
Outstanding at March 31, 2005                              1,000,000                 $0.50
                                                           =========                 =====

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE D - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

The Company's variable interest in this VIE is the result of providing certain secured debt mortgage guarantees on behalf of a limited liability company that leases warehouse and general offices located in the city of Howell, Michigan. Effective January 1, 2005, the Company took possession and leased its new warehouse and general offices from JCMD. As of January 1, 2005, the Company was also a guarantor of JCMD construction loans. Pursuant to the effective date of a related party lease obligation, the Company adopted FIN 46R on January 1, 2005. The property is leased to the Company under a long term operating lease beginning on January 1, 2005. Under the loan agreements, JCMD is obligated to make periodic payments of principal repayments and interest. The Company has no equity interest in JCMD or the property.

Based on the terms of the lending agreement with the above entities, the Company determined that JCMD was a variable interest entity ("VIE") and the Company was the primary beneficiary under FIN No. 46 since JCMD does not have sufficient equity at risk for the entity to finance its activities.

FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. Accordingly, the Company adopted FIN No. 46 and consolidated JCMD as a VIE, regardless of the Company not having an equity interest in JCMD. The Company consolidated JCMD in the three months ended March 31, 2005. JCMD's liabilities will be satisfied from the cash flows of the JCMD's assets and revenues belonging to JCMD.

Included in the Company's consolidated balance sheet at March 31, 2005 are the following net assets of JCMD:

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                                March 31, 2005
                                   (Unaudited)


ASSETS (JCMD)
   Cash and cash equivalents                                         $   57,561
   Accounts Receivable, prepaid expenses and other current assets       109,690
                                                                     ----------

   Total current assets                                                 167,251

   Property and equipment, net of accumulated depreciation           $1,368,724
   of $8,621.00

   Other assets
                                                                     ----------
 Total Assets                                                        $1,535,975
                                                                     ----------
LIABILITIES
   Current portion of long-term debt                                 $   35,573
                                                                     ----------
         Total current liabilities                                       35,573

   Long-term debt                                                     1,334,783
                                                                     ----------
Total liabilities                                                    $1,370,356
                                                                     ----------

Net assets                                                           $  165,619


Consolidated results of operations include the following:
   Revenues - Real Estate                                            $   37,350

   Costs and expenses - Real Estate
         Operating Expenses                                                 275
         Depreciation and amortization                                    7,500
         Interest                                                        17,631
                                                                     ----------
         Total costs and expenses - Real Estate (FIN 46)                 25,406
                                                                     ----------

         Operating Income Real Estate                                $   11,945
                                                                     ==========


NOTE F - SUBSEQUENT EVENT

The Company has a renewed its credit facility with a bank with a maximum borrowing limit of $750,000 to expire on February 30, 2007. Interest on advances is charged at a rate of .25 percentage points under the Key Bank's announced Prime Rate. Borrowings under the agreement are collateralized by substantially all the Company's assets.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first six months of fiscal year 2005, cash used in operations amounted to $240,601.

On March 1, 2004 the company entered into a credit facility with Key Bank, as lender for a secured revolving credit facility. The term of the credit agreement is for a period of one year and provided for a line of credit up to $750,000. This credit line was renewed on March 1, 2005.

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

Under generally accepted accounting principles, specifically FASB FIN 46-R, MWW consolidates the assets, liabilities and non-controlling interest of JCMD Properties LLC, a "Variable Interest Entity" at fair value. The following mortgage obligations of JCMD Properties LLC pertain to the real property occupied by MWW. As of March 31, 2005, JCMD Properties had notes payable obligations totaling $1,370,356.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $13,605 to $ 391,361 in the second quarter of 2005, compared to $404,966 in the second quarter of 2004. This decrease was primarily due a reclassification of lease expense to interest expense based on the application of FIN 46, offset by an increase in administrative and sales expenses, caused by new hiring, costs associated with facility relocation and the addition of new programs.

OPERATING INCOME. Operating income increased by $20,068 to $81,737 in the second quarter of 2005, compared to $61,669 in the second quarter of 2004. This increase was also due to a reclassification of lease expense to interest expense based on the application of FIN 46, offset by the overall increase in material and administrative costs as discussed above.


INTEREST EXPENSE. Interest expense increased by $26,140 to $36,417 in the second quarter of 2005 compared to $10,277 in the same period in 2004, due to the higher average borrowings. The increased interest amount was caused by an increase in the prime rate for MWW's credit line and the additional interest expense arising out of the consolidation of the JCMD property for purposes of this financial statement. MWW's portion of the total interest amount was $18,787 and JCMD was $17,630 for the three months ended March 31, 2005.


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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $750,336 for the six months ended March 31, 2005, compared to $831,034 in the same period of 2004. The decrease is due to several cost saving measures the company has implemented in different areas and a reclassification of lease expense to interest expense based on the application of FIN 46 in the 2nd quarter of 2005.

OPERATING INCOME. Operating income decreased to $115,733 for the six months ended March 31, 2005, compared to $279,040 in the same period in 2004, primarily due to lower margins based on product mix and reduced overall sales revenue offset by a reclassification of lease expense to interest expense based on the application of FIN 46 in the 2nd quarter of 2005.

INTEREST EXPENSE. Interest expense increased by $16,992 for the six months ended March 31, 2005 compared to the same period in 2004, The increased interest amount was caused by an increase in the prime rate for MWW's credit line and the additional interest expense arising out of the consolidation of the JCMD property for purposes of this financial statement, offset by lower average borrowings against the company's credit line.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that have been submitted to a vote of the security holders during the quarter

ITEM 5.       OTHER INFORMATION

ITEM 6. EXHIBITS

(a) EXHIBIT(S) DESCRIPTION

Exhibits                                                                Page No.

(3)(i)   Certificate of Incorporation *
(3)(ii)  Bylaws *
(4)(1)   Form of Common Stock Certificate *
(4)(2)   Common Stock Purchase Warrant with Wendover Investments Limited *
(4)(3)   Stock Option Agreement with Richard O. Weed *
(10)(1)  Consulting Agreement with Rainer Poertner ***
(10)(2)  Fee Agreement with Weed & Co. LLP *
(10)(3)  Purchase Agreement MWW and MWWLLC *
(10)(4)  Amendment to Purchase Agreement between MWW and MWWLLC **
(10)(5)  Employment Agreement with CEO Michael Winzkowski **
(10)(6)  Employment Agreement with COO/CFO James Marvin **
(10)(7)  Loan Agreement with KeyBank N.A. ***
(10)(8)  Amendment to Consulting Agreement with Rainer Poertner ***
(10)(9)  Employment Agreement with Greg Green ****
(10)(10) Real Property Lease Agreement for 11224 Lemen Road, Suite A ****
(10)(11) Real Property Lease Agreement for 11236 Lemen Road ****
(10)(12) Supplier and Warranty Agreement ****
(10)(13) Business Loan Agreement April 4, 2005 with KeyBank N.A.****** (21) Subsidiaries of Registrant *
(31)(1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.
(32)(2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K

* previously filed on February 11, 2004 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279.

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

                                   Marketing WorldWide Corporation
                                   (Registrant)

(Date): May 3, 2006                /S/ JAMES MARVIN
                                   ---------------------------------------------
                                   James Marvin
                                   Vice President Finance,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)