Form 10QSB/A
period 2005-06-30
MARKETING WORLDWIDE CORP
filed 2006-05-15
CIK 1278363

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

                        Commission file number 333-46682


                         MARKETING WORLDWIDE CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        68-0566295
           ----------------------------------------------------------
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)


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

                                          Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheet:                                     4
                           June 30, 2005 (unaudited)

                      Condensed Consolidated Statements of Income (unaudited):                  5
                           Three and Nine Months Ended June 30, 2005 and 2004

                      Condensed Consolidated Statement of Stockholder Equity                    6
                           (unaudited): Nine Months Ended June 30, 2005

                      Condensed Consolidated Statements of Cash Flows (unaudited):              7
                           Nine Months Ended  June 30, 2005 and 2004

                      Notes to Condensed Consolidated Financial Statements                      8
                           (unaudited): June 30, 2005

           Item 2.    Management Discussion and Analysis                                       15

           Item 3. Controls and Procedures                                                     18

PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings                                                        19

           Item 2.    Changes in Securities                                                    19

           Item 3.    Defaults Upon Senior Securities                                          19

           Item 4.    Submission of Matters to a Vote of Security Holders                      19

           Item 5.    Other Information                                                        19

           Item 6.    Exhibits                                                                 20





ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of June
30, 2005 for the three months and Nine Months Ended June 30, 2005 and 2004 have been prepared by Marketing Worldwide Corporation, a Delaware corporation.





                         MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents                                            $  282,202
Accounts receivable, net                                                941,533
Inventories                                                             935,388
Other current assets                                                    513,855
                                                                     ----------
TOTAL CURRENT ASSETS                                                  2,672,978
Property, plant and equipment, net                                    1,767,518
Other assets, net                                                           612

TOTAL ASSETS
                                                                     $4,441,108
LIABILITIES STOCKHOLDERS EQUITY
Current liabilities:
Notes payable                                                        $  557,652
Current portion of capital lease obligations                             14,409
Accounts payable                                                        956,660
Notes payable - related parties                                           7,031
Other current liabilities                                               133,183
                                                                     ----------

TOTAL CURRENT LIABILITIES                                             1,668,935

Notes Payable - long term portion                                     1,563,986
Capital leases - long term portion                                       30,997
Deferred tax liability - long term portion                               30,361
                                                                     ----------

TOTAL LIABILITIES                                                     3,294,279
                                                                     ----------

Minority Interest                                                    $  185,930

Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
shares issued and outstanding - 0                                            --
Common stock - $0.001 per value, 100,000,000 shares authorized:
11,051,995 shares issued and outstanding at June 30, 2005                11,052
Additional paid-in capital                                              777,248
Retained earnings                                                       172,599
                                                                     ----------

TOTAL STOCKHOLDERS EQUITY                                               960,899
                                                                     ----------

TOTAL LIABILITY AND EQUITY                                           $4,441,108
                                                                     ==========

              See accompanying footnotes to the unaudited condensed
                        consolidated financial statements




                                           MARKETING WORLDWIDE CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (UNAUDITED)

                                                          Nine Months Ended                    Three Months Ended
                                                              June 30,                             June 30,

                                                       2005              2004               2005              2004
                                                  ------------       ------------       ------------       ------------
Sales                                             $  5,751,291       $  5,387,515       $  2,254,196       $  1,647,393

Cost of sales                                        4,304,091          3,809,403          1,673,065          1,179,355
                                                  ------------       ------------       ------------       ------------
Gross profit                                         1,447,200          1,578,112            581,131            468,038

Operating Expenses
Selling, general and administrative expenses         1,192,343          1,160,532            442,007            329,498
                                                  ------------       ------------       ------------       ------------

Total Operating Expenses                             1,192,343          1,160,532            442,007            329,498

Income from operations                                 254,857            417,580            139,124            138,540

Interest expense                                        66,839             31,841             30,422             12,416
Other (income)                                          (1,010)           (12,385)            (6,673)            (1,585)
                                                  ------------       ------------       ------------       ------------

Income before income taxes                             189,028            398,124            115,375            127,709

Provision for income taxes                              57,247            150,600             33,099             53,300
                                                  ------------       ------------       ------------       ------------

Income before Minority Interest                        131,781                 --             82,276                 --

Minority Interest                                       24,543                 --             12,598                 --

Net Income                                        $    107,238       $    247,524       $     69,678       $     74,409
                                                  ============       ============       ============       ============
Earnings per share
          Basic                                   $        .01       $       0.03       $        .01       $       0.01
                                                  ============       ============       ============       ============

          Diluted                                 $        .01       $       0.03       $        .01       $       0.01
                                                  ============       ============       ============       ============

Weighted average common stock outstanding
          Basic                                     11,218,662          8,892,444         11,185,328         10,004,000
                                                  ============       ============       ============       ============

          Diluted                                   11,449,431         10,031,333         11,416,097         11,254,000
                                                  ============       ============       ============       ============

                                See accompanying footnotes to the unaudited condensed
                                          consolidated financial statements





                                   MARKETING WORLDWIDE CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                   Nine Months Ended
                                                                        June 30,
                                                                 2005              2004
                                                             -----------       -----------
Cash flows from operating activities:

Net cash provided by  (used in) operating activities              87,727          (368,788)
                                                             -----------       -----------
Net cash used  in investing activities                          (164,659)           14,087
                                                             -----------       -----------

Net cash used in financing activities                           (172,976)          472,401
                                                             -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (249,908)          117,700

Cash and cash equivalents at the beginning of period             532,110           224,817

Cash and cash equivalents at the end of period               $   282,202       $   342,517
                                                             ===========       ===========
Supplemental Disclosures of Cash Flow Information:           $    66,839
Interest paid in cash

Taxes paid in cash                                           $     6,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Fixed assets purchased against notes payable                 $    99,147       $        --
                                                             ===========       ===========

Fixed assets purchased against capital leases                $    45,829       $        --
                                                             ===========       ===========

Net assets assumed upon adoption of variable interest
entity (VIE) consolidation                                   $   185,930

Mortgage obligations incurred in connection
with variable interest entity acquisition of building        $ 1,370,356


Common stock issued in exchange for consulting services      $    26,790
Common stock issued in exchange for consulting services      $   130,000       $   130,000
                                                             ===========       ===========


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

ACCOUNTING FOR VARIABLE INTEREST ENTITIES
-----------------------------------------

In December 2003, the FASB issued a revision to FASB Interpretation ("FIN") No.46, "Consolidation of Variable Interest Entities" (FIN No. 46R). FIN No. 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entities expected losses, receive a majority of the entity's expected residual returns, or both.

Based on the application of FIN 46-R the Company is consolidating its financials with those of JCMD Properties LLC. JCMD Properties LLC is an entity controlled by the Company's Chief Executive and Chief Operating officers, respectively ("JCMD") in connection with the financing of real property and improvements ("property". Pursuant to the effective date of a related party lease obligation, the Company adopted FIN 46R on January 1, 2005. This resulted in the consolidation of a variable interest entity (VIE) of which the Company is considered the primary beneficiary. The Company's variable interest in this VIE is the result of providing certain secured debt construction loan and mortgage guarantees on behalf of a limited liability company (JCMD LLC) that leases warehouse and general offices located in the city of Howell, Michigan. Effective January 1, 2005, the Company took possession and leased its new warehouse and general offices from JCMD. As of January 1, 2005, the Company was also a guarantor of JCMD construction loans.

The first construction loan was converted into mortgage loans on June 6, 2005 and on June 30, 2005, the balance of the JCMD Properties LLC mortgage loan with Key Bank National Association was $758,756. The mortgage note payable has been collateralized by the substantially all of the Company's assets. The balance of the second construction loan will be converted into a mortgage loan with Key Bank and subsequently converted again into a SBA loan. The balance of the construction loan on June 30, 2005 was $611,600.

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


Stock Options
-------------
The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of June 30, 2005:

                                   Options Outstanding                                   Options Exercisable
                                   -------------------                                   -------------------

                                              Weighted Average          Weighed                          Weighted
                             Number        Remaining Contractual        Average          Number          Average
Exercise Prices          Outstanding            Life (Years)         Exercise Price   Exercisable    Exercise Price
---------------          -----------            ------------         --------------   -----------    --------------
          $1.00             250,000                  3.50                  $1.00         250,000          $1.00
          -----             -------                  ----                  -----         -------          -----

                            250,000                  3.50                  $1.00         250,000          $1.00
                            =======                  ====                  =====         =======          =====

Transactions involving options issued to non-employees are summarized as follows:

                                                                             Weighted Average
                                                     Number of Shares        Price Per Share
                                                     ----------------        ---------------

Outstanding at October 1, 2004                               250,000               $1.00
             Granted                                              -                    -
             Exercised                                            -                    -
             Canceled or expired                                  -                    -
                                                             -------               -----
Outstanding at June 30, 2005                                 250,000               $1.00
                                                             =======               =====




                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE C - STOCK OPTIONS AND WARRANTS (CONTINUED)


Warrants
--------
The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of June 30, 2005:

                                 Warrants Outstanding                                      Warrants Exercisable
                                 --------------------                                      --------------------

                                              Weighted Average          Weighed                          Weighted
                             Number        Remaining Contractual        Average          Number          Average
Exercise Prices          Outstanding            Life (Years)         Exercise Price   Exercisable    Exercise Price
---------------          -----------            ------------         --------------   -----------    --------------

         $0.50             1,000,000                 3.50                  $0.50       1,000,000            $0.50
         -----             ---------                 ----                  -----       ---------            -----

                           1,000,000                 3.50                  $0.50       1,000,000            $0.50
                           =========                 ====                  =====       =========            =====

Transactions involving warrants issued to non-employees are summarized as follows:

                                                                             Weighted Average
                                                     Number of Shares        Price Per Share
                                                     ----------------        ---------------

Outstanding at October 1, 2004                             1,000,000                 $0.50
             Granted                                              -                     -
             Exercised                                            -                     -
             Canceled or expired                                  -                     -
                                                           ---------                 -----
Outstanding at June 30, 2005                               1,000,000                 $0.50
                                                           =========                 =====

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE D - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

The Company's variable interest in this VIE is the result of providing certain secured debt mortgage guarantees on behalf of a limited liability company JCMD Properties LLC, an entity controlled by the Company's Chief Executive and Chief Operating officers, respectively ("JCMD") that leases warehouse and general offices located in the city of Howell, Michigan. Effective January 1, 2005, The Company took possession and leased its new warehouse and general offices from JCMD. As of January 1, 2005, the Company was also a guarantor of JCMD construction loans. Pursuant to the effective date of a related party lease obligation, the Company adopted FIN 46R on January 1, 2005. The property is leased to the Company under a long term operating lease beginning on January 1, 2005. Under the loan agreements, JCMD is obligated to make periodic payments of principal repayments and interest. The Company has no equity interest in JCMD or the property.

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

The balance of the JCMD Properties LLC construction loan with KeyBank National Association was converted into a mortgage loan with KeyBank on June 6, 2005. On June 30, 2005 the balance of the loan was $758,756. and the mortgage note payable has been be collateralized by substantially all of the Company's assets. The balance of the 2nd construction loan on June 30, 2005 was $611,600 and this loan will also be converted into a mortgage loan with KeyBank and subsequently converted again into a SBA loan.

Included in the Company's consolidated balance sheet at June 30, 2005 are the following net assets of JCMD:

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

ASSETS (JCMD)
   Cash and cash equivalents                                          $   85,372
   Accounts Receivable, prepaid expenses and other current assets        109,690
                                                                      ----------

   Total current assets                                                  195,062

   Property and equipment, net of accumulated depreciation            $1,361,224
   of $16,121

   Other assets                                                       $1,556,286
                                                                      ----------
LIABILITIES
   Current portion of long-term debt                                  $1,370,356
   Accounts Payable and accrued liabilities                           $       --
                                                                      ----------
   Total current liabilities                                          $1,370,356

   Long-term debt                                                     $       --

Total liabilities                                                     $1,370,356
                                                                      ----------

Net assets                                                            $  185,930


Consolidated results of operations include the following:
   Revenues - Real Estate                                             $   74,700

   Costs and expenses - Real Estate
         Operating Expenses                                                  387
         Depreciation and amortization                                    15,000
         Interest                                                         34,771
                                                                      ----------
         Total costs and expenses - Real Estate (FIN 46)                  50,158
                                                                      ----------

         Operating Income Real Estate                                 $   24,542
                                                                      ==========

NOTE F - SUBSEQUENT EVENT

The Company has a renewed its credit facility with a bank with a maximum borrowing limit of $750,000 to expire on February 30, 2006. Interest on advances is charged at a rate of .25 percentage points under the Key Bank's announced Prime Rate. Borrowings under the agreement are collateralized by substantially all the Company's assets.

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

                         LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the nine months ended June 30, 2005, cash flow provided by operations amounted to $87,727. The cash was used for new program Development and general operational activities.

INVESTING ACTIVITIES. During the nine months ended June 30, 2005, cash flow used in investing activities amounted to $164,659. The cash was used for Tooling and fixtures for new programs.

FINANCING ACTIVITIES. During the nine months ended June 30, 2005, cash flow used by financing activities amounted to $172,976 which was primarily from the use of our Key Bank credit line facility.

MWW currently has a $750,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs. On March 1, 2005, MWW entered into an asset based loan agreement with Key Bank N.A. to borrow up to $750,000 (the "Loan"). This credit line is due on February 1, 2006. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan further, Mr. Winzkowski and Mr. Marvin each executed a commercial guaranty for an unlimited amount in favor of Key Bank N.A. The Loan with Key Bank N.A. is a standard asset based loan agreement. The Loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than 3.50 to 1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12- month period.

Direct borrowings under our revolving credit facility bear interest at a rate of prime less 1/4%, which is currently 6%. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets. The balance of this loan as of June 30, 2005 is $550,333

Based on the application of FIN 46-R the Company is consolidating its financials with those of JCMD Properties LLC. On June 6, 2005, JCMD Properties LLC entered into a ten-year mortgage note payable in the amount of $758,756 with KeyBank National Association. The terms of the loan require monthly principal and interest payments. Interest charged to the unpaid principal balance is at a rate of .25 percentage points under the Key Bank's announced Prime Rate. The mortgage note payable is collateralized by the substantially all of the Company's assets. The second construction loan with a balance of $611,600_on June 310, 2005 will also be converted into a mortgage note and subsequently into a SBA Loan.

The assets, liabilities, revenues, costs and expenses of JCMD Properties LLC (an entity management determined to be a VIE) that are now included in the combined financial statements are not the Company's. The liabilities of the VIE's will be satisfied from the cash flows of the VIE's assets and revenues belong to the VIE.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $112,509 to $442,007 in the third quarter of 2005, compared to $329,498 in the third quarter of 2004. This increase was primarily due to an increase in administrative and sales expenses, caused by new hiring, costs associated with facility relocation and the addition of new programs.
                                       15

OPERATING INCOME. Operating income increased by $584 to $139,124 in the third quarter of 2005, compared to $138,540 in the third quarter of 2004. This increase was primarily due to the overall increase in sales as discussed above offset by a reclassification of lease expense to interest expense based on the application of FIN 46.

OTHER INCOME (EXPENSE), NET. Other income, net, increased primarily due to Gains in inventory.

INTEREST EXPENSE. Interest expense increased to $30,422 in the third quarter of 2005 compared to the same period in 2004, due to the higher average interest rates. The increased interest amount was caused by an increase in the prime rate for MWW's credit line and the increase in additional borrowings. MWW's portion of the total interest amount was $13,282 and JCMD was $17,140 for the three months ended June 30, 2005.

Based on MWW's anticipated growth and the resulting continued need for financing, it is anticipated that interest costs will continue to increase in the future


COMPARISON OF NINE MONTHS ENDED JUNE 30, 2005 TO THE NINE MONTHS ENDED JUNE 30, 2004.

SALES. Consolidated net sales in the nine months ended June 30, 2005 were $5,751,291, an increase of $363,776 or 6%, compared to $5,387,515 during the nine months ended June 30, 2004.The increase of 6% is largely attributed to MWW efforts to sell additional accessory programs to existing customers. In the nine months ended June 30, 2005, we sold the new Tacoma Exhaust System program and increased sales of Seat Heaters, Matrix Spoilers and exhaust systems to our existing customers. Selling additional accessory programs is part of MWW's routine business conduct. Our management and representatives on a routine basis visit and meet with our existing and potential new customers to introduce new products and seek opportunities for increasing sales of existing products. Routinely, management revisits sales forecasts of current products with customers and discusses marketing campaigns at the customer and dealer level with the vehicle processing centers in an effort to increase sales.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $31,811 to $1,192,343 in the nine months ended June 30, 2005, compared to $1,160,532 in the nine months ended June 30, 2004. This increase was primarily due to an increase in salaries and wages, travel, and other general expenses offset by a reclassification of lease expense to interest expense based on the application of FIN 46 in the 2nd quarter of 2005.

OPERATING INCOME. Operating income decreased by $162,723 to $254,857 in the nine months ended June 30, 2005, compared to $417,580 in the nine months ended June 30, 2004. This decrease was primarily due to the overall increase in materials and administrative costs, higher Research and Development and product sales mix offset by a reclassification of lease expense to interest expense based on the application of FIN 46. Moreover, the Company was not operating at full capacity due because Toyota Motor Corporation of Japan delayed the introduction of certain new models and body styles which caused delays in the purchase decisions of MWW's customers. As noted above, these events are beyond management's control and can cause material changes to the Company's financial condition, cash flows, and operations during a particular accounting period.

INTEREST EXPENSE. Interest expense increased by $ 32,998 for the nine months ended June 30, 2005 compared to the same period in 2004, The increased interest amount was caused by an increase in the prime rate for MWW's credit line and the additional interest expense arising out of the consolidation of the JCMD property for purposes of this financial statement based on FIN46, effective January 1, 2005. For the nine months ended June 30, 2005, MWW's portion of the total interest amount was $30,069 and JCMD was $34,770.

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

STOCK BASED COMPENSATION In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At June 30, 2005, the allowance for sales returns totaled $0.

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


ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

                         Marketing Worldwide Corporation
                                  (Registrant)

(Date): May 10, 2006                        /S/ JAMES MARVIN
                                            --------------------------------
                                            James Marvin
                                            Vice President Finance,
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)