Form 10QSB
period 2006-03-31
MARKETING WORLDWIDE CORP
filed 2006-05-15
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM January 1, 2006 TO March 31, 2006.

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

     As of May 7, 2006, the Registrant had 11,051,995 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         MARKETING WORLDWIDE CORPORATION

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2006

                                Table of Contents


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet:                        4
                  March 31, 2006 (unaudited)

                  Condensed Consolidated Statements of Income (unaudited):     5
                  Three Months and Six Month Ended March 31, 2006 and 2005

                  Condensed Consolidated Statements of Cash Flows (unaudited): 6 Three Months Ended March 31, 2006 and 2005

                  Notes to Condensed Consolidated Financial Statements         7
                  (unaudited): March 31, 2006

         Item 2.  Management Discussion and Analysis                          13

         Item 3. Controls and Procedures                                      18

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           18

         Item 2.  Changes in Securities                                       18

         Item 3.  Defaults Upon Senior Securities                             18

         Item 4.  Submission of Matters to a Vote of Security Holders         18

         Item 5.  Other Information                                           18

         Item 6.  Exhibits                                                    19

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months and six months ended March 31, 2006 and 2005 have been prepared by Marketing Worldwide Corporation, a Delaware corporation.


                         MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                                 March 31, 2006

ASSETS
Current assets:
Cash and cash equivalents                                              $  183,244
Accounts receivable, net                                                1,283,706
Inventories                                                               976,634
Other current assets                                                       72,264
                                                                       ----------
TOTAL CURRENT ASSETS                                                    2,515,848

Property, plant and equipment, net                                      2,176,842

Other assets, net                                                         656,710
                                                                       ----------

Total Assets                                                           $5,349,400
                                                                       ==========
LIABILITIES STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                                          $  787,225
Current portion of capital lease obligations                               48,242
Accounts payable                                                        1,480,888
Notes payable - related parties                                             7,031
Other current liabilities                                                 132,020
                                                                       ----------
TOTAL CURRENT LIABILITIES                                               2,455,406

Notes Payable - long term portion                                       1,465,339
Capital leases - long term portion                                        144,724
Deferred tax liability - long term portion                                 30,361
                                                                       ----------
TOTAL LIABILITIES                                                       4,095,830
                                                                       ----------

Minority Interest                                                         196,416
                                                                       ----------

Stockholders' equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
shares issued and outstanding - 0                                              --
Common stock - $0.001 per value, 100,000,000 shares authorized:
11,051,995 shares issued and outstanding at March 31, 2006                 11,052
Additional paid-in capital                                                777,249
Retained earnings                                                         268,853

TOTAL STOCKHOLDERS EQUITY                                               1,057,154
                                                                       ----------

Total Liability and Equity                                             $5,349,400
                                                                       ==========



           See accompanying footnotes to the unaudited condensed consolidated financial statements





                                           MARKETING WORLDWIDE CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (UNAUDITED)

                                                       Six Months Ended                  Three Months Ended
                                                           March 31,                          March 31,

                                                    2006                2005            2006               2005
                                                ------------       ------------      ------------      ------------

Sales                                           $  4,213,742       $  3,497,095      $  2,261,462      $  1,872,445

Cost of sales                                      3,149,948          2,631,026         1,672,980         1,399,347
                                                ------------       ------------      ------------      ------------
Gross profit                                       1,063,794            866,069           588,482           473,098

Operating Expenses:
Selling, general & administrative expenses           916,611            750,336           515,386           391,361
                                                ------------       ------------      ------------      ------------

Total Operating Expenses                             916,611            750,336           515,386           391,361

Income from operations                               147,183            115,733            73,096            81,737

Interest expense                                      63,980             36,417            37,398            36,417
Other expense (income)                                  (405)             5,663               395             2,220
                                                ------------       ------------      ------------      ------------

Income before income taxes                            83,608             73,653            35,303            43,100

Provision for income taxes                            20,130             24,147             3,500            11,829
                                                ------------       ------------      ------------      ------------

Income before minority interest                       63,478             49,506            31,803            31,271

Minority interest                                     29,714             11,945            26,145            11,945
                                                ------------       ------------      ------------      ------------

Net income                                      $     33,764       $     37,561      $      5,658      $     19,326
                                                ============       ============      ============      ============
Earnings per share
          Basic                                 $         --       $         --      $         --      $         --
                                                ============       ============      ============      ============

          Diluted                               $         --       $         --      $         --      $         --
                                                ============       ============      ============      ============

Weighted average common stock outstanding
          Basic                                   11,051,995          11,218,66        11,051,995         1,185,328
                                                ============       ============      ============      ============

          Diluted                                 11,282,764         11,449,431        11,282,764        11,416,097
                                                ============       ============      ============      ============


                                See accompanying footnotes to the unaudited condensed
                                          consolidated financial statements




                                MARKETING WORLDWIDE CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                  Six Months Ended
                                                                      March 31

                                                              2006               2005
                                                           -----------       -----------
Cash flows from operating activities:

Net cash provided by (used in) operating activities        $   201,746       $  (240,601)
                                                           -----------       -----------
Net cash used in investing activities                         (349,116)          (65,318)
                                                           -----------       -----------

Net cash used in financing activities                          143,018           (96,272)
                                                           -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (4,352)         (402,191)

Cash and cash equivalents at the beginning of period           187,596           532,110
                                                           -----------       -----------

Cash and cash equivalents at the end of period             $   183,244       $   129,919
                                                           ===========       ===========
Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                      $    63,980       $    36,417
                                                           ===========       ===========

Taxes paid in cash                                         $     3,522       $     4,000
                                                           ===========       ===========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Fixed assets purchased against notes payable                                 $    99,147
                                                                             ===========

Fixed assets purchased against capital leases              $    32,325       $    45,829
                                                           ===========       ===========

Net assets assumed upon adoption of variable interest
entity (VIE) consolidation                                                   $   156,621
                                                                             ===========

Mortgage obligations incurred in connection
with variable interest entity acquisition of building                        $ 1,370,356
                                                                             ===========


Common Stock returned previously issued for services                         $  (130,000)
                                                                             ===========



                 See accompanying footnotes to the unaudited condensed
                           consolidated financial statements

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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

The construction loans have been converted into mortgage loans and on March 31, 2006, the balance of the JCMD Properties LLC mortgage loan with Key Bank National Association was $750,140. The mortgage note payable has been collateralized by the substantially all of the Company's assets. The balance of the second construction loan was converted into a mortgage loan with Key Bank and subsequently converted again into a SBA loan. The balance of the SBA loan on March 31, 2006 was $622,424

The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC that are included in the combined financial statements are not the Company's. The liabilities of the VIE's will be satisfied from the cash flows of the VIE's assets and revenues belong to the VIE.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

In November 2004, the FASB issued FAS 151, "Inventory Costs * an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 amend the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE B - NOTES PAYABLE

During December 2005, the Company entered into a new capital lease obligation totaling $105,703 which provided financing for the purchase of a Pro Mix paint system. The Terms are 36 month Capital Lease with Key Bank, first installment due November 10th 2005, with monthly payments of $3,236.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of March 31, 2006, the Company has issued and outstanding 11,051,995 shares of common stock. As of March 31, 2006, the Company has no issued and outstanding shares of preferred stock.

NOTE D - STOCK OPTIONS AND WARRANTS

Prior to January 1, 2006, we accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), all recognized on a straight line basis as the requisite service periods are rendered. Results for prior periods have not been restated.

The adoption of SFAS No. 123(R) on January 1, 2006 had no impact on our net income or basic and diluted earnings per share for the three months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share for the first quarter of 2005, if we had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted prior to March 31,2005:

      Net income available to common stockholders as reported          $ 19,326
                                                                       --------
 Total stock option expense determined under fair value base method       -
  Pro forma net income                                                 $ 19,326
                                                                       --------
       Net income per common share as reported:
         Basic and diluted                                                -
                                                                       --------
      Net income per common share pro forma:
         Basic and diluted                                                -
                                                                       --------

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

During the Three Months Ended March 31, 2006 the Company did not grant any compensatory stock options and warrants to non-employees. Accordingly no compensation costs were charged to operations during the three months ended March 31, 2006.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of March 31, 2006:

                                Options Outstanding                               Options Exercisable
                        --------------------------------                       ----------------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
        $ 1.00            250,000                2.75               $ 1.00        250,000        $ 1.00
                         --------               -----              -------       --------       -------
                          250,000                2.75               $ 1.00        250,000        $ 1.00
                         ========               =====              =======       ========       =======

Transactions involving options issued to non-employees are summarized as follows:

                                                             Weighted Average
                                           Number of Shares   Price Per Share
                                           ----------------   ---------------
       Outstanding at October 1, 2004            250,000         $   1.00
          Granted                                      -                -
          Exercised                                    -                -
          Canceled or expired                          -                -
                                               ---------         --------
       Outstanding at March 31, 2006            250,000          $   1.00
                                               =========         ========



Warrants


The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of March 31, 2006:

                                 Warrants Outstanding                                    Warrants Exercisable
                                 --------------------                                    --------------------

                                              Weighted Average          Weighed                          Weighted
                             Number        Remaining Contractual        Average         Number            Average
Exercise Prices          Outstanding            Life (Years)         Exercise Price   Exercisable      Exercise Price
---------------          -----------            ------------         --------------   -----------      --------------

$0.50                     1,000,000                 2.75                  $0.50       1,000,000            $0.50
                          ---------                 ----                  -----       ---------            -----
                          1,000,000                 2.75                  $0.50       1,000,000            $0.50
                          =========                 ====                  =====       =========            =====

Transactions involving warrants issued to non-employees are summarized as follows:

                                                                             Weighted Average
                                                     Number of Shares        Price Per Share
                                                     ----------------        ---------------
Outstanding at October 1, 2004                             1,000,000                 $0.50
             Granted                                              -                     -
             Exercised                                            -                     -
             Canceled or expired                                  -                     -
                                                           ---------                 -----
Outstanding at March 31, 2006                              1,000,000                 $0.50
                                                           =========                 =====

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                                March 31, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

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

FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. Accordingly, the Company adopted FIN No. 46 and consolidated JCMD as a VIE, regardless of the Company not having an equity interest in JCMD. The Company consolidated JCMD in the three months and six months ended March 31, 2006 and the three months ended March 31, 2005. JCMD's liabilities will be satisfied from the cash flows of the JCMD's assets and revenues belonging to JCMD.

Included in the Company's consolidated balance sheet at March 31, 2006 are the following net assets of JCMD:

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                                March 31, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

ASSETS (JCMD)
   Cash and cash equivalents                                         $  104,116
   Accounts Receivable, prepaid expenses and other current assets        97,240
                                                                     ----------

   Total current assets                                                 201,356

   Property and equipment, net of accumulated depreciation
   of $29,121                                                         1,348,224

   Other assets                                                          19,400
                                                                     ----------
 Total Assets                                                        $1,568,980
                                                                     ----------
LIABILITIES
   Current portion of long-term debt                                 $   37,225
   Accounts Payable and accrued liabilities                                   0
                                                                     ----------
         Total current liabilities                                       37,225

   Long-term debt                                                     1,335,339
                                                                     ----------
Total liabilities                                                    $1,372,564
                                                                     ----------

Net assets                                                           $  196,416


Consolidated results of operations include the following:
   Revenues - Real Estate/other                                      $   86,817

   Costs and expenses - Real Estate
         Operating Expenses                                              13,720
         Depreciation and amortization                                    5,500
         Interest                                                        37,883
                                                                     ----------
         Total costs and expenses - Real Estate                          57,103
                                                                     ----------

         Operating Income Real Estate                                $   29,714
                                                                     ==========

NOTE F - SUBSEQUENT EVENT

The Company has a renewed its credit facility with a bank with a maximum borrowing limit of $750,000, expiring on February 30, 2007. Interest on advances is charged at a rate of .25 percentage points under the Key Bank's announced Prime Rate. Borrowings under the agreement are collateralized by substantially all the Company's assets.

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

INVENTORY MANAGEMENT

In addition to the implantation of "Just-In-Time" inventory management, we also face limited potential inventory management issues as a result of warranty and overstock. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications. While warranty claims could present a challenge and are processed by MWW, the cost for replacement is typically passed on to our manufacturers.

In order to better control warranty return levels, beginning in 2004, we tightened the rules for authorized warranty returns, placed further restrictions on the amounts customers can return and instituted a program so that our management can improve on estimating potential future product returns.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the six months ended March 31, 2006, cash flow provided by operations amounted to $201,746. The cash was used for program development and general operating activities.

INVESTING ACTIVITIES. During the six months ended March 31, 2006, cash flow used in investing activities amounted to $349,116. The cash used for tooling and fixtures for new programs and the purchase of a new vehicle.

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

FINANCING ACTIVITIES. During the six months ended March 31, 2006, cash flow provided by financing activities amounted to $143,018 which was primarily derived from our Key Bank credit line facility.

MWW currently has a $750,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs. On March 1, 2005, MWW entered into an asset based loan agreement with Key Bank N.A. to borrow up to $750,000 (the "Loan"). This credit line was renewed on February 1, 2005 and was again renewed for a period of one year on February 1, 2006 and now becomes due on February 1, 2007. . MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan further, Mr. Winzkowski and Mr. Marvin each executed a commercial guaranty for an unlimited amount in favor of Key Bank N.A. The Loan with Key Bank N.A. is a standard asset based loan agreement. The Loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than 3.50 to 1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12- month period.

Direct borrowings under our revolving credit facility bear interest at a rate of prime less 1/4%, which is currently 6%. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets. The balance of this loan as of March 31, 2006 is $750,000.

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

The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC (an entity management determined to be a VIE following consultation with its auditors) that is now included in the combined financial statements are not the Company's. The liabilities of the VIE's will be satisfied from the cash flows of the VIE's assets and revenues belong to the VIE.

During December 2005, the Company entered into a new capital lease obligation totaling $105,703 which provided financing for the purchase of a Pro Mix paint system. The Terms are 36 month Capital Lease with Key Bank, first installment due November 10th 2005, with monthly payments of $3,236.

MWW is the maker of an unsecured 11.5% interest bearing promissory note (the "11.5% Note") in the principal amount of $130,000 that matures on January 31, 2007. The "11.5% Note is payable to TWM Trading, an overseas company. MWW has a satisfactory relationship with TWM Trading, the holder of the 11.5% Note.

Our profitability and working capital requirements have become larger, especially in this second quarter with newly awarded programs and arising program development opportunities to secure additional large customers. These increased working capital requirements are funded by borrowings from our line of credit. We are also planning to utilize funds from the execution of a planned Private Placement, or other sources of outside funding when they become available. We anticipate that these sources of funds will continue to be adequate to meet our near term needs.

Management believes that available cash, the line of credit, and cash generated from operations will be adequate to fund MWW's capital requirements for the foreseeable future. Management has disclosed plans to seek additional capital through the selling of securities after the companies securities have been approved for trading, to be used for general corporate purposes.


INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 TO THE THREE MONTHS ENDED DECEMBER 30, 2005.

SALES. Net sales during the second quarter 2006 (three months ending March 31, 2006) were $2,261,462 an increase of $389,017, or 20.7%, compared to $1,872,445 during the second quarter 2005. Contributing to the sales increase was higher volume associated with the launch of the Camry Spoiler and an increase in our TMMC Matrix component supply program for Toyota Canada.

GROSS MARGINS. Gross margins for the first quarter 2006 increased to 26% from 24% in the same period of 2005 due to product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $124,025 to $515,386 in the second quarter of 2006, compared to $391.361 in the second quarter of 2005. This increase was primarily due to an increase in Product Development and Sales expenses and the addition of new programs.

OPERATING INCOME. Operating income decreased by $8,641 to $73,096 in the second quarter of 2006, compared to $81,737 in the second quarter of 2005. This decrease was also due to the higher selling general and administrative expenses as discussed above.

INTEREST EXPENSE. MWW incurred interest expense of $37,398 in the second quarter 2006 as compared to $36,417 the same quarter in 2005, an increase of $981. The increased interest amount was caused by an increase in the prime rate for MWW's credit line and the increase in additional borrowings. For the three months ended March 31, 2006, MWW's portion of the total interest amount was $15,864 and JCMD was $21,534. For the three months ended March 31, 2005, MWW's portion of the total interest amount was $18,787 and JCMD was $17,630 for the three months ended March 31, 2005 . Based on MWW's anticipated growth and the resulting continued need for financing, it is anticipated that interest costs will continue to increase in the future.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2006 TO THE SIX MONTHS ENDED MARCH 31, 2005

SALES. Net sales for the six months ended March 31, 2006 were $4,213,742, an increase of $716,647, or 20.5%, compared to $3,497,095 in the same period of 2005. The increase was associated with the launch of 4 new programs, higher volume on other product lines.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased by 0.5% percentage point to 25.2% for the six months ended March 31, 2006 from 24.7% in the same period of 2005. The increase was mainly due to product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $916,611 for the six months ended March 31, 2006, compared to $750,336 in the same period of 2005. The increase is due to higher product development cost, program launch costs and higher selling costs associated with 4 new product launches.

OPERATING INCOME. Operating income increased to $147,183 for the six months ended March 31, 2006, compared to $115,733 in the same period in 2005, primarily due to higher margins based on overall increased sales and a reclassification of lease expense to interest expense based on the application of FIN 46 in the 2nd quarter of 2005.

INTEREST EXPENSE. Interest expense increased by $27,563 for the six months ended March 31, 2006 compared to the same period in 2005, The increased interest amount was caused by an increase in the prime rate for MWW's credit line and the additional interest expense arising out of the consolidation of the JCMD property for purposes of this financial statement based on FIN46, effective January 1, 2005. For the six months ended March 31, 2006, MWW's portion of the total interest amount was $26,096 and JCMD was $37,883.

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

STOCK BASED COMPENSATION: Prior to January 1, 2006, we accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R),using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), all recognized on a straight line basis as the requisite service periods are rendered. Results for prior periods have not been restated.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At March 31, 2006, the allowance for sales returns totaled $0.

Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2006, there were no determined requirements for the allowance for doubtful accounts.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2006, we had an income tax expense provision of approximately $20,130. The valuation is based on our estimates of taxable income by jurisdiction in which we operate.

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


ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

                                    Marketing WorldWide Corporation
                                    (Registrant)


(Date): May 10, 2006                /S/ JAMES MARVIN
                                    --------------------------------------------
                                    James Marvin
                                    Vice President Finance,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX
(31)(1)  Certification of Chief Executive Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.                                              Page 23
(31)(2)  Certification of Chief Financial Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.                                              Page 24
(32)(1)  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item
         601 of Regulation S-K.                                                              Page 25
(32)(2)  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item
         601 of Regulation S-K                                                               Page 26

