Form 10QSB/A
period 2005-03-31
MARKETING WORLDWIDE CORP
filed 2006-05-24
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           FORM 10-QSB/A (RESTATEMENT)

                                 Amendment No. 2


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

                         MARKETING WORLDWIDE CORPORATION


                     Quarterly Report on Form 10-QSB/A for the
                     Quarterly Period Ending March 31, 2005


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

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits

ITEM 1.  FINANCIAL STATEMENTS


This Form 10-QSB/A Amendment No. 2 (the "Amendment") is being filed for the purpose of amending Form 10-QSB/A for the quarterly period ended March 31, 2005, that was originally filed with the Securities and Exchange Commission on May 5, 2006 This Amendment is being filed to modify the disclosures (Part I, Note A and E) relating to the Company's adoption of FIN 46-R effective January 1, 2005. While we are amending only a certain portion of our Form 10-QSB, for convenience and ease of reference, we are filing the entire Form 10-QSB.


All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the changes discussed in the restatement note. Accordingly, this amendment should be read in conjunction with the Original Filing.

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
                                               ============      ============       ============      ============


                                  See accompanying footnotes to the unaudited condensed
                                            consolidated financial statements




                                                 MARKETING WORLDWIDE CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            For the Six Months Ended March 31, 2005
                                                           (UNAUDITED)

                                Preferred                          Common       Additional                         Total
                   Preferred      Stock           Common           Stock         Paid-in         Retained      Stockholders'
                    Shares        Amount          Stock            Amount        Capital         Earnings         Equity
                    ------        ------          -----            ------        -------         --------         ------
Balance at
October 1, 2004       --      $         --      11,251,955    $     11,252    $    907,048     $     65,360        983,660

Shares surrendered    --                --        (200,000)           (200)       (129,800)              --       (130,000)

Net income            --                --              --              --              --           37,561         37,561
                  ---------   ------------    ------------    ------------    ------------     ------------   ------------
Balance at
March 31, 2005        --                --    $ 11,051,995    $     11,052    $    777,248     $    102,921   $    891,221
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


Restatement
-----------
The accompanying financial statements as of March 31, 2005 and for the three and six month periods ended March 31, 2005 have been restated to reflect the adoption of FIN 46-R as of January 1, 2005.

The result of the restatement is to increase the assets by $1,438,735 increase liabilities by $1,273,116, and establish a minority interest of $165,619 as of March 31, 2005 and to increase the income for the three and six months periods ended March 31, 2005 by $11,945 as a result of the adoption of FIN No. 46 as of January 1, 2005. The changes in reported amounts are summarized as in Note E.


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
                                                                     ==========



NOTE E - RESTATEMENT OF FINANCIALS

The Company has restated its condensed consolidated balance sheet and statement of operations for the period ended March 31, 2005 to reflect the adoption of FIN 46-R as of January 1, 2005.


The net effect of the correction of this error was to:

         o Increase the Company's reported assets as of March 31, 2005 by $1,438,735 from $2,585,413 to $4,024,148.

         o Increase the Company's reported liabilities as March 31, 2005 by $1,273,116 from $1,694,192 to $2,967,308.

         o Increase the Company's reported net income for the period ended March 31, 2005 by $11,945 from $37,561 to $49,506.


                                   MARKETING WORLDWIDE CORPORATION
                           Notes to the Consolidated Financial Statements
                                           March 31, 2005
                                            (Unaudited)


Following are reconciliations of the Company's restatement of the Condensed
Consolidated Balance Sheet as of March 31, 2005.

                                                                             March 31, 2005
                                                                             --------------
                                                                      (As Restated)   (As Reported)
                                                                      -------------   -------------
Current assets:
Cash and cash equivalents                                              $  129,919      $   72,358
Accounts receivable, net                                                1,004,730         992,280
Inventories                                                               708,945         708,945
Other current assets                                                      438,803         438,803
                                                                       ----------      ----------
TOTAL CURRENT ASSETS                                                    2,282,397       2,212,386

Property, plant and equipment, net                                      1,741,138         372,414
Other assets, net                                                             613             613
                                                                       ----------      ----------
Total Assets                                                           $4,024,148       2,585,413
                                                                       ==========      ==========

LIABILITIES STOCKHOLDERS EQUITY
Current liabilities:
Notes payable                                                          $  593,225      $  557,652
Current portion of capital lease                                           14,409          14,409
obligations                                                               637,156         637,156
Accounts payable                                                            7,031         104,271
Notes payable - related parties                                           133,183         133,183
Other current liabilities                                                      --              --
                                                                       ----------      ----------
TOTAL CURRENT LIABILITIES                                               1,385,004       1,446,671

Notes Payable - long term portion                                       1,517,374         182,591
Capital leases - long term portion                                         34,569          34,569
Deferred tax liability - long term portion                                 30,361          30,361
                                                                       ----------      ----------
TOTAL LIABILITIES                                                       2,967,308       1,694,192
                                                                       ----------      ----------
Minority Interest (VIE)                                                   165,619              --
                                                                       ----------      ----------

Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
shares issued and outstanding - 0                                              --              --
Common stock - $0.001 per value, 100,000,000 shares authorized:
11,051,995 shares issued and outstanding at March 31, 2005                 11,052          11,052
Additional paid-in capital                                                777,248         777,248
Retained earnings                                                         102,921         102,921
                                                                       ----------      ----------
TOTAL STOCKHOLDERS EQUITY                                                 891,221         891,221
                                                                       ----------      ----------

Total Liability and Equity                                             $4,024,148      $2,585,413
                                                                       ==========      ==========


                                           15





                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)


Following are reconciliations of the Company's restatement of the Condensed
Consolidated Statement of Operations for the periods ended March 31, 2005.

                                         Three Months Ended March 31, 2005       Six Months Ended March 31, 2005
                                         ---------------------------------       -------------------------------
                                        (As Restated)        (As Reported)       (As Restated)       (As Reported)
                                        -------------        -------------       -------------       -------------

Revenues                                  1,872,445            1,872,445           3,497,095          3,497,095
Cost of sales                             1,399,347            1,399,347           2,631,026          2,631,026
Gross Profit                                473,098              473,098             866,069            866,069

Operating Expenses:
Selling, General & Administrative           391,361              420,936             750,336            779,911
Total Operating expenses                    391,361              420,936             750,336            779,911
Income from Operations                       81,737               52,162             115,733             86,158
Interest Expense                             36,417               18,787              36,417             18,787
Other Expense(Income)                         2,220                2,220               5,663              5,663
Income before Taxes                          43,100               31,155              73,653             61,708
Income Taxes Provision                       11,829               11,829              24,147             24,147
Income Before Minority Interest              31,271               19,326              49,506             37,561
Minority Interest                            11,945                  ---              11,945                ---
Net Income                                   19,326               19,326              37,561             37,561
Earnings per common share (basic and
diluted)                                         --                   --                  --                 --
Weighted Average Common Shares
Outstanding                              11,185,328           11,185,328          11,218,662         11,218,662



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

                                   Marketing WorldWide Corporation
                                  (Registrant)


(Date): May 24, 2006                /S/ JAMES MARVIN
                                   ---------------------------------------------
                                   James Marvin
                                   Vice President Finance,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)