Form 10QSB/A
period 2005-06-30
MARKETING WORLDWIDE CORP
filed 2006-05-24
CIK 1278363

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


                                   MARKETING WORLDWIDE CORPORATION


                               Quarterly Report on Form 10-QSB/A for the
                                Quarterly Period Ending June 30, 2005


                                          Table of Contents

PART I.  FINANCIAL INFORMATION

           Item 1.    Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheet:                                     4
                            June 30, 2005 (unaudited)

                      Condensed Consolidated Statements of Income (unaudited):                  5
                           Three and Nine Months Ended June 30, 2005 and 2004

                      Condensed Consolidated Statement of Stockholder Equity                    6
                           (unaudited): Nine Months Ended June 30, 2005

                      Condensed Consolidated Statements of Cash Flows (unaudited):              7
                           Nine Months Ended  June 30, 2005 and 2004

                      Notes to Condensed Consolidated Financial Statements                      8
                           (unaudited): June 30, 2005

           Item 2.    Management Discussion and Analysis                                       16

           Item 3.    Controls and Procedures                                                  20


PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings                                                        19

           Item 2.    Changes in Securities                                                    19

           Item 3.    Defaults Upon Senior Securities                                          19

           Item 4.    Submission of Matters to a Vote of Security Holders                      19

           Item 5.    Other Information                                                        19

           Item 6.    Exhibits                                                                 22





ITEM 1.  FINANCIAL STATEMENTS


This Form 10-QSB/A Amendment No. 2 (the "Amendment") is being filed for the purpose of amending Form 10-QSB/A for the quarterly period ended June 30, 2005, that was originally filed with the Securities and Exchange Commission on May 15, 2006 This Amendment is being filed to modify the disclosures (Part I, Note A and E) relating to the Company's adoption of FIN 46-R effective January 1, 2005.
While we are amending only a certain portion of our Form 10-QSB, for convenience and ease of reference, we are filing the entire Form 10-QSB.


All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the changes discussed in the restatement note. Accordingly, this amendment should be read in conjunction with the Original Filing.


                                        3





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


Restatement
-----------
The accompanying financial statements as of June 30, 2005 and for the three and nine month periods ended June 30, 2005 have been restated to reflect the adoption of FIN 46-R as of January 1, 2005.

The result of the restatement is to increase the assets by $1,459,046, increase liabilities by $1,273,116 and establish a minority interest of $185,930 as of June 30, 2005 and to increase the income before minority interest of $12,598 and $24,543 for the three and nine months periods ended June 30, 2005, respectively, as a result of the adoption of FIN No. 46 as of January 1, 2005. The changes in reported amounts are summarized as in Note E.


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
                                                                      ==========


NOTE E - RESTATEMENT OF FINANCIALS

The Company has restated its condensed consolidated balance sheet and statement of operations for the period ended June 30, 2005 to reflect the adoption of FIN 46-R as of January 1, 2005.


The net effect of the correction of this error was to:

         o Increase the Company's reported assets as of June 30, 2005 by $1,459,046 from $2,982,062 to $4,441,108.

         o Increase the Company's reported liabilities as June 30, 2005 by $1,273,116 from $2,021,163 to $3,294,279.

         o Increase the Company's reported net income before minority interest for the period ended June 30, 2005 by $24,545 from $107,239 to $131,781.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------


Following are reconciliations of the Company's restatement of the Condensed
Consolidated Balance Sheet as of June 31, 2005.

                                                                             June 30, 2005
                                                                             -------------
                                                                      (As Restated)   (As Reported)
                                                                      -------------   -------------
Current assets:
Cash and cash equivalents                                              $  282,202      $  196,830
Accounts receivable, net                                                  941,533         929,083
Inventories                                                               935,388         935,388
Other current assets                                                      513,855         513,855
                                                                       ----------      ----------
TOTAL CURRENT ASSETS                                                    2,672,978       2,575,156

Property, plant and equipment, net                                      1,767,518         406,294
Other assets, net                                                             612             612
                                                                       ----------      ----------
Total Assets                                                           $4,441,108       2,982,062
                                                                       ==========      ==========

LIABILITIES STOCKHOLDERS EQUITY
Current liabilities:
Notes payable                                                          $  557,652      $  557,652
Current portion of capital lease obligations                               14,409          14,409
Accounts payable                                                          956,660         956,660
Notes payable - related parties                                             7,031         104,271
Other current liabilities                                                 133,183         133,183
                                                                       ----------      ----------
TOTAL CURRENT LIABILITIES                                               1,668,935       1,766,175

Notes Payable - long term portion                                       1,563,986         193,630
Capital leases - long term portion                                         30,997          30,997
Deferred tax liability - long term portion                                 30,361          30,361
                                                                       ----------      ----------
TOTAL LIABILITIES                                                       3,294,279       2,021,163
                                                                       ----------      ----------
Minority Interest  (VIE)                                                  185,930              --
                                                                       ----------      ----------
Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
shares issued and outstanding - 0                                              --              --
Common stock - $0.001 per value, 100,000,000 shares authorized:
11,051,995 shares issued and outstanding at June 30, 2005                  11,052          11,052
Additional paid-in capital                                                777,248         777,248
Retained  earnings                                                        172,599         172,599
                                                                       ----------      ----------

TOTAL STOCKHOLDERS  EQUITY                                                960,899         960,899
                                                                       ----------      ----------

Total Liability and Equity                                             $4,441,108      $2,982,062
                                                                       ==========      ==========






                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------


Following are reconciliations of the Company's restatement of the Condensed
Consolidated Statement of Operations for the periods ended June 30, 2005.

                                                  Three Months                        Nine Months
                                                  ------------                        -----------
                                               Ended June 30, 2005                 Ended June 30, 2005
                                               -------------------                 -------------------
                                         (As Restated)   (As Reported)      (As Restated)       (As Reported)
                                         -------------   -------------      -------------       -------------

Revenues                                     2,254,196         2,254,196           5,751,291          5,751,291
Cost of sales                                1,673,065         1,673,065           4.304,091          4.304,091
Gross Profit                                   581,131           581,131           1,447,200          1,447,200
Operating Expenses:
Selling, General & Administrative              442,007           471,745           1,192,343          1,251,656
Total Operating expenses                       442,007           471,745           1,192,343          1,251,656
Income from Operations                         139,124           109,386             254,857            195,544
Interest Expense                                30,422            13,282              66,839             32,069
Other Expense(Income)                          (6,673)           (6,673)             (1,010)            (1,010)
Income before Taxes                            115,375           102,777             189,028            164,485
Income Taxes Provision                          33,099            33,099              57,247             57,247
Income Before Minority Interest                 82,276            69,678             131,781           107,238
Minority interest                               12,598                --              24,543                 --
Net Income                                      69,678            69,678             107,238            107,238
Earnings per common share (basic and
diluted)                                            --                --                  --                 --
Weighted Average Common Shares
Outstanding                                 11,185,328        11,185,328          11,218,662         11,218,662
`



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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $112,509 to $442,007 in the third quarter of 2005, compared to $329,498 in the third quarter of 2004. This increase was primarily due to an increase in administrative and sales expenses, caused by new hiring, costs associated with facility relocation and the addition of new programs.
                                       17

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

                         Marketing Worldwide Corporation
                                  (Registrant)


(Date): May 24, 2006                        /S/ JAMES MARVIN
                                            --------------------------------
                                            James Marvin
                                            Vice President Finance,
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)