Form 10QSB
period 2006-06-30
MARKETING WORLDWIDE CORP
filed 2006-08-07
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM APRIL 1, 2006 TO
                                 JUNE 30, 2006.

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

    As of August 6, 2006 the Registrant had 11,051,995 shares of common stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         MARKETING WORLDWIDE CORPORATION

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2006

                                Table of Contents


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet:                        4
                  June 30, 2006 (unaudited)

                  Condensed Consolidated Statements of Income (unaudited):     5
                  Three Months and Nine Month Ended June 30, 2006 and 2005

                  Condensed Consolidated Statements of Cash Flows (unaudited): 6 Nine Months Ended June 30, 2006 and 2005

                  Notes to Condensed Consolidated Financial Statements         7
                  (unaudited): June 30, 2006

         Item 2.  Management Discussion and Analysis                          13

         Item 3. Controls and Procedures                                      18

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           19

         Item 2.  Changes in Securities                                       19

         Item 3.  Defaults Upon Senior Securities                             19

         Item 4.  Submission of Matters to a Vote of Security Holders         19

         Item 5.  Other Information                                           19

         Item 6.  Exhibits                                                    19

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months and nine months ended June 30, 2006 and 2005 have been prepared by Marketing Worldwide Corporation, a Delaware corporation.

                         MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                                  June 30, 2006

ASSETS
Current assets:
Cash and cash equivalents                                            $   30,132
Accounts receivable, net                                              1,377,546
Inventories                                                           1,154,986
Other current assets                                                    196,166
                                                                     ----------
TOTAL CURRENT ASSETS                                                  2,758,830

Property, plant and equipment, net                                    2,164,539

Other assets, net                                                       506,257
                                                                     ----------

Total Assets                                                         $5,429,626
                                                                     ==========
LIABILITIES STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of Credit                                                  $1,000,000
Notes payable - current portion                                          37,224
Capital lease obligations - current portion                              48,241
Accounts payable                                                      1,270,746
Notes payable - related parties                                           7,030
Other current liabilities                                               136,899
                                                                     ----------
TOTAL CURRENT LIABILITIES                                             2,500,140

Notes payable - long term portion                                     1,456,401
Capital lease obligations - long term portion                           125,370
Deferred tax liability - long term portion                               30,361
                                                                     ----------

TOTAL LIABILITIES                                                     4,112,272
                                                                     ----------

Minority Interest                                                       201,600
                                                                     ----------

Stockholders' equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
shares issued and outstanding - 0                                            --
Common stock - $0.001 par value, 100,000,000 shares authorized:
11,051,995 shares issued and outstanding at June 30, 2006                11,052
Additional paid-in capital                                              777,248
Retained earnings                                                       327,454
                                                                     ----------
TOTAL STOCKHOLDERS EQUITY                                             1,115,754
                                                                     ----------

Total Liability and Equity                                           $5,429,626
                                                                     ==========


              See accompanying footnotes to the unaudited condensed
                        consolidated financial statements

                                      MARKETING WORLDWIDE CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (UNAUDITED)

                                                     Nine Months Ended             Three Months Ended
                                                          June 30,                       June 30,

                                                    2006           2005            2006           2005
                                                ------------   ------------    ------------   ------------
Sales                                           $  6,595,329   $  5,751,291    $  2,381,587   $  2,254,196

Cost of sales                                      4,887,855      4,304,091       1,737,907      1,673,065
                                                ------------   ------------    ------------   ------------
Gross profit                                       1,707,473      1,447,200         643,680        581,131

Operating Expenses:
Selling, general & administrative expenses         1,411,143      1,192,343         494,532        442,007
                                                ------------   ------------    ------------   ------------

Total Operating Expenses                           1,411,143      1,192,343         494,532        442,007

Income from operations                               296,330        254,857         149,148        139,124

Interest expense                                     106,306         66,839          42,327         30,422
Other expense (income)                                10,332         (1,010)         10,736         (6,673)
                                                ------------   ------------    ------------   ------------

Income before income taxes                           179,692        189,028          96,085        115,375

Provision for income taxes                            52,430         57,247          32,300         33,099
                                                ------------   ------------    ------------   ------------

Income before minority interest                      127,262        131,781          63,785         82,276

Minority interest                                     34,898         24,543           5,184         12,598
                                                ------------   ------------    ------------   ------------

Net income                                      $     92,364   $    107,238    $     58,601   $     69,678
                                                ============   ============    ============   ============
Earnings per share
          Basic                                 $        .01   $        .01    $        .01   $        .01
                                                ============   ============    ============   ============

          Diluted                               $        .01   $        .01    $        .01   $        .01
                                                ============   ============    ============   ============

Weighted average common stock outstanding
          Basic                                   11,051,995     11,218,662      11,051,995     11,185,328
                                                ============   ============    ============   ============

          Diluted                                 12,301,995     11,449,431      12,301,995     11,416,097
                                                ============   ============    ============   ============


                           See accompanying footnotes to the unaudited condensed
                                     consolidated financial statements

                                                     5

                             MARKETING WORLDWIDE CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                  Nine Months Ended
                                                                       June 30

                                                                 2006            2005
                                                             ------------    ------------
Cash flows from operating activities:

Net cash (used in) provided by operating activities          $   (133,279)   $     87,727
                                                             ------------    ------------
Net cash used in investing activities                            (388,912)       (164,659)
                                                             ------------    ------------

Net cash provided by (used in) financing activities               364,727        (172,976)
                                                             ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (157,464)       (249,908)

Cash and cash equivalents at the beginning of period              187,596         532,110
                                                             ------------    ------------

Cash and cash equivalents at the end of period               $     30,132    $    282,202
                                                             ============    ============
Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                        $    106,306    $     66,839
                                                             ============    ============

Taxes paid in cash                                           $      6,686    $      6,000
                                                             ============    ============

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Fixed assets purchased against notes payable                 $         --    $     99,147
                                                             ============    ============

Fixed assets purchased against capital leases                $     32,325    $     45,829
                                                             ============    ============

Net assets assumed upon adoption of variable interest
entity (VIE) consolidation                                   $         --    $    185,930
                                                             ============    ============

Mortgage obligations incurred in connection
with variable interest entity acquisition of building        $  1,363,626    $  1,370,356
                                                             ============    ============


Common Stock returned in exchange for
consulting services                                          $          0    $   (130,000)
Common Stock issued in exchange for consulting services      $          0    $     26,790
                                                             ============    ============


 See accompanying footnotes to the unaudited condensed consolidated financial statements

                                            6

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Marketing Worldwide LLC. Effective January 1, 2005, the consolidated financial Statements also include a variable interest entity
(VIE) of which the LLC is the primary beneficiary as further described in Note
E. All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

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

The construction loans have been converted into two mortgage loans. On July 13, 2006, the balance of the JCMD Properties LLC mortgage loan with Key Bank National Association was $745,832. The mortgage note payable has been collateralized by the substantially all of the Company's assets. The balance of the second construction loan was converted into a mortgage loan with Key Bank and subsequently converted again into a SBA loan. The balance of the SBA loan on July 13, 2006 was $617,794.

The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC that are included in the combined financial statements are not the Company's. The liabilities of the VIE's will be satisfied from the cash flows of the VIE's assets and revenues belong to the VIE.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS
140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE B - NOTES PAYABLE

During December 2005, the Company entered into a new capital lease obligation totaling $105,703 which provided financing for the purchase of a Pro Mix paint system. The Terms are 36 month Capital Lease with Key Bank, first installment due November 10th 2005, with monthly payments of $3,236.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of June 30, 2006, the Company has issued and outstanding 11,051,995 shares of common stock. As of June 30, 2006, the Company has no issued and outstanding shares of preferred stock.

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

The adoption of SFAS No. 123(R) on January 1, 2006 had no impact on our net income or basic and diluted earnings per share for the three months ended June 30, 2006.

The following table illustrates the effect on net income and earnings per share for the first quarter of 2005, if we had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted prior to June 30, 2005.

                                                                       Nine Months   Three Months
                                                                          Ended         Ended

Net income available to common stockholders as reported                $   107,238   $    69,678
                                                                       -----------   -----------

Total stock option expense determined under fair value base method               -             -

Pro forma net income                                                   $   107,238   $    69,678
                                                                       -----------   -----------
      Net income per common share as reported:
        Basic and diluted                                                      .01           .01
                                                                       -----------   -----------
     Net income per common share pro forma:
        Basic and diluted                                                      .01           .01
                                                                       -----------   -----------

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

During the Three Months Ended June 30, 2006 the Company did not grant any compensatory stock options and warrants to non-employees. Accordingly no compensation costs were charged to operations during the three months ended June 30, 2006.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of June 30, 2006:

                                   Options Outstanding                               Options Exercisable
                           --------------------------------                       ----------------------------
                                             Weighted Average        Weighed                       Weighted
                             Number       Remaining Contractual      Average         Number        Average
      Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
      ---------------     -----------          ------------       --------------  -----------   --------------
           $ 1.00            250,000                2.5               $ 1.00        250,000        $ 1.00
                            --------               -----              -------       --------       -------
                             250,000                2.5               $ 1.00        250,000        $ 1.00
                            ========               =====              =======       ========       =======

Transactions involving options issued to non-employees are summarized as follows:

                                                          Weighted Average
                                        Number of Shares   Price Per Share
                                        ----------------   ---------------
    Outstanding at October 1, 2004            250,000         $   1.00
       Granted                                      -                -
       Exercised                                    -                -
       Canceled or expired                          -                -
                                            ---------         --------
    Outstanding at June 30, 2006             250,000          $   1.00
                                            =========         ========


Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of June 30, 2006 :

                                Warrants Outstanding                               Warrants Exercisable
                                --------------------                               --------------------

                                          Weighted Average         Weighed                        Weighted
                            Number     Remaining Contractual       Average         Number          Average
   Exercise Prices      Outstanding         Life (Years)        Exercise Price   Exercisable    Exercise Price
   ---------------      -----------         ------------        --------------   -----------    --------------
   $0.50                 1,000,000              2.5                 $0.50       1,000,000          $0.50
                         ---------              ----                -----       ---------          -----
                         1,000,000              2.5                 $0.50       1,000,000          $0.50
                         =========              ====                =====       =========          =====

Transactions involving warrants issued to non-employees are summarized as follows:

                                                               Weighted Average
                                         Number of Shares      Price Per Share
                                         ----------------      ---------------
   Outstanding at October 1, 2004            1,000,000               $0.50
                Granted                             -                   -
                Exercised                           -                   -
                Canceled or expired                 -                   -
                                             ---------               -----
   Outstanding at June 30, 2006              1,000,000               $0.50
                                             =========               =====

                         MARKETING WORLDWIDE CORPORATION
          Notes to the Consolidated Financial Statements June 30, 2006

                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE E - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On June 6, 2005 and August 8, 2005, the Company became the guarantor of a Secured Loan Agreement between JCMD Properties LLC, an entity controlled by the Company's Chief Executive and Chief Operating officers, respectively ("JCMD") and a financial institution in connection with the financing of real property and improvements ("property") owned by JCMD. Under the loan agreements, JCMD is obligated to make periodic payments of principal repayments and interest. The CEO, Mr. Winzkowski and the COO, Mr. Marvin have also both issued a personal guarantee for these loans. The Company has no equity interest in JCMD or the property. The property is leased to the Company under a long term operating lease beginning on January 1, 2005.

Based on the terms of the lending agreement between the above entities, the Company determined that JCMD was a variable interest entity ("VIE") and the Company was the primary beneficiary under FIN No. 46 since JCMD does not have sufficient equity at risk for the entity to finance its activities.

FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. Accordingly, the Company adopted FIN No. 46 and consolidated JCMD as a VIE, regardless of the Company not having an equity interest in JCMD. The Company consolidated JCMD in the three months and nine months ended June 30, 2006 and the three and nine months ended June 30, 2005. JCMD's liabilities will be satisfied from the cash flows of the JCMD's assets and revenues belonging to JCMD.

Included in the Company's consolidated balance sheet at June 30, 2006 are the following net assets of JCMD:

                         MARKETING WORLDWIDE CORPORATION
          Notes to the Consolidated Financial Statements June 30, 2006

                                   (Unaudited)
--------------------------------------------------------------------------------

                                  ASSETS (JCMD)


Cash and cash equivalents                                             $   33,762
   Accounts Receivable, prepaid expenses and other current assets        172,240
                                                                      ----------

   Total current assets                                                  206,002

   Property and equipment, net of accumulated depreciation
   of $37,521                                                          1,339,824

   Other assets                                                           19,400
                                                                      ----------
Total Assets                                                          $1,565,226
                                                                      ----------
LIABILITIES
   Current portion of long-term debt                                  $   37,225
   Accounts Payable and accrued liabilities                                    0
                                                                      ----------
         Total current liabilities                                        37,225

   Long-term debt                                                      1,326,401
                                                                      ----------
Total liabilities                                                     $1,363,626
                                                                      ----------

Net assets                                                            $  201,600


Consolidated results of operations include the following:
   Revenues - Real Estate/other                                       $  124,915

   Costs and expenses - Real Estate
         Operating Expenses                                               15,520
         Depreciation and amortization                                    13,900
         Interest                                                         60,597
                                                                      ----------
         Total costs and expenses - Real Estate                           90,017
                                                                      ----------

         Operating Income Real Estate                                 $   34,898
                                                                      ==========

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

MWW's marketing/sales/service organization initially commenced business (as MWWLLC) with limited staff, buying and selling finished goods in bulk to suitable clients. Increasing demand for the company's products and services prompted an expansion of MWW's infrastructure and staff and warranted the diversification of its activities into the design and manufacturing of its products in order to support newly arising market opportunities. Drawing from the experience of its principals and strategically utilizing longstanding relationships in the industry, the company has steadily expanded its product range, client and employees/contractor base and is aggressively pursuing the expansion of its client roster, in addition to its currently existing major clients such as South East Toyota, Gulf States Toyota and Toyota Canada.

We have established initial relationships with several other major foreign and domestic automobile manufacturers. We recently began to deliver an accessory program for the Toyota Matrix directly to the Toyota Motor Manufacturing Corporation assembly plant in Canada and we have recently delivered our first accessory program to Kia Motors America. We are in various stages of seeking to provide our accessory programs to other major foreign and domestic automobile manufacturers such as Nissan, Subaru, Honda and Hyundai.

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

MWW has established strict rules for authorized warranty returns and placed restrictions on the amounts customers can return and instituted a program so that our management can improve on estimating potential future product returns.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the nine months ended June 30, 2006, cash flow used in operation activities amounted to $133,279. The cash was used for program development and general operating activities.

INVESTING ACTIVITIES. During the nine months ended June 30, 2006, cash flow used in investing activities amounted to $388,912. The cash used for tooling and fixtures for new programs and the purchase of a new vehicle.

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

FINANCING ACTIVITIES. During the nine months ended June 30, 2006 cash flow provided by financing activities amounted to $364,727 which was primarily derived from our Key Bank credit line facility.

MWW currently has a $1,150,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs. On March 1, 2005, MWW entered into an asset based loan agreement with Key Bank N.A. to borrow up to $750,000 (the "Loan"). This credit line was renewed on February 1, 2005 and was again renewed for a period of one year on February 1, 2006. On April 21, 2006 we have extended our asset based loan agreement with Key Bank, N.A. to now borrow up to $1,150,000 (the "Loan"). The Loan matures on February 1, 2007.

MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan further, Mr. Winzkowski and Mr. Marvin each executed a personal guaranty for an unlimited amount in favor of Key Bank N.A. The Loan with Key Bank N.A. is a standard asset based loan agreement. The Loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than 3.50 to 1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12-month period. Direct borrowings under our revolving credit facility bear interest at a rate of prime less 1/4%, which is currently 6%. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets. The balance of this loan as of June 30, 2006 is $1,000,000.

Based on the application of FIN 46-R the Company is consolidating its financials with those of JCMD Properties LLC. On June 6, 2005, JCMD Properties LLC entered into a ten-year mortgage note payable in the amount of $764,500 with KeyBank, N.A. The terms of the loan require monthly principal and interest payments. Interest charged to the unpaid principal balance is at a rate of 7.69 percent and the mortgage note payable is collateralized by the substantially all of the JMD's assets.

On August 8, 2005, JCMD Properties LLC entered into a mortgage note payable in the amount of $611,600 with KeyBank National Association. Effective, October 2005, the $611,600 loan converted into a 20-year SBA loan of $630,000 (added SBA fees) with a fixed interest rate of 5.16%, which results in a monthly payment of $4,802.74.

The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC (an entity management determined to be a VIE following consultation with its auditors) that is now included in the combined financial statements are not the Company's. The liabilities of the VIE's will be satisfied from the cash flows of the VIE's assets and revenues belong to the VIE.

MWW is the maker of an unsecured 11.5% interest bearing promissory note (the "11.5% Note") in the principal amount of $130,000 that matures on January 31, 2007. The "11.5% Note is payable to TWM Trading, an overseas company. MWW has a satisfactory relationship with TWM Trading, the holder of the 11.5% Note. This loan has been assigned by TWM to Creative Marketing & Management Services, Inc and has been extended to January 31,2008 under the same terms and conditions. MWW has a satisfactory relationship with CMMS.

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

Management believes that available cash, the line of credit, and cash generated from operations will be adequate to fund MWW's capital requirements for the foreseeable future. Management has disclosed plans to seek additional capital through the selling of securities after the company's securities have been approved for trading, to be used for general corporate purposes.

We cannot guarantee that we will be able to obtain additional capital. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities,or other financing mechanisms. However, the trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.


INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005.

SALES. Net sales during the third quarter 2006 (three months ending June 30, 2006) were $2,381,587 an increase of $127,391, or 5.7%, compared to $2,254,196 during the third quarter 2005. Contributing to the sales increase was higher volume associated with the launch of the new 2006/07 model Camry Spoiler and an increase in our TMMC Matrix component supply program for Toyota Canada.

GROSS MARGINS. Gross margins for the third quarter 2006 increased to 27% from 25.7% in the same period of 2005 due to product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $52,525 to $494,532 in the third quarter of 2006, compared to $442,007 in the third quarter of 2005. This increase was primarily due to an increase in Product Development and Sales expenses and the addition of new programs.

OPERATING INCOME. Operating income increased by $10,024 to $149,148 in the third quarter of 2006, compared to $139,124 in the second quarter of 2005. This increase was also due to the higher sales as discussed above.

INTEREST EXPENSE. MWW incurred interest expense of $42,327 in the third quarter 2006 as compared to $30,422 in the same quarter in 2005, an increase of $11,905. The increased interest amount was caused by an increase in the prime rate for MWW's credit line and the increase in additional borrowings. For the three months ended June 30, 2006, MWW's portion of the total interest amount was $19,613 and JCMD was $22,714. Based on MWW's anticipated growth and the resulting continued need for financing, it is anticipated that interest costs will continue to increase during the next 12 months.

NET INCOME. The Company's net income before minority interest in the third quarter 2006 was $58,601 compared to $69,678 in 2005. The decrease of $15,582 was generated by a slightly higher gross profit compensated by higher selling and general and administrative expenses and higher financing expenses.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 2006 TO THE NINE MONTHS ENDED JUNE 30, 2005

SALES. Net sales for the nine months ended June 30, 2006 were $6,595,329, an increase of $844,038, or 14.7%, compared to $5,751,291in the same period of 2005. The increase was associated with the launch of several new programs including the new Toyota Camry lip spoiler program, higher volume on other product lines.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased by $260,273 or 1% percentage point to 26% for the nine months ended June 30, 2006 from 25% in the same period of 2005. The increase was mainly due to product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $1,411,143 for the nine months ended June 30, 2006, compared to $1,192,343 in the same period of 2005. The increase is due to higher product development cost, program launch costs and higher selling costs associated with 4 new product launches.

OPERATING INCOME. Operating income increased to $296,330 for the nine months ended June 30, 2006, compared to $254,857 in the same period in 2005, primarily due to higher margins based on overall increased sales

Direct borrowings under our revolving credit facility bear interest at a rate of prime less 1/4%, which is currently 6%. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets. The balance of this loan as of June 30, 2006 is $1,000,000.

INTEREST EXPENSE. Interest expense increased by $39,467 to $106,306 for the nine months ended June 30, 2006 compared to $66,839 the same period in 2005, The increased interest amount was caused by an increase in the prime rate for MWW's credit line and the additional interest expense arising out of the consolidation of the JCMD property for purposes of this financial statement based on FIN46, effective January 1, 2005. For the nine months ended June 30, 2006, MWW's portion of the total interest amount was $45,709 and JCMD was $60,597.

Based on MWW's anticipated growth and the resulting continued need for financing, it is anticipated that interest costs will continue to increase in the next 12 months.

NET INCOME. The Company's net income before minority interest in the third quarter 2006 was $127,263 compared to $131,781 in 2005. The decrease of $4,518 was generated by a slightly higher gross profit compensated by higher selling and general and administrative expenses and financing expenses.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At June 30, 2006, the allowance for sales returns totaled $0.

Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2006, there were no determined requirements for the allowance for doubtful accounts.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2006, we had an income tax expense provision of approximately $52,430. The valuation is based on our estimates of taxable income by jurisdiction in which we operate.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

      Exhibits

      (3)(i) Certificate of Incorporation *
      (3)(ii) Bylaws *
      (4)(1) Form of Common Stock Certificate *
      (4)(2) Common Stock Purchase Warrant with Wendover Investment Limited *
      (4)(3) Stock Option Agreement with Richard O. Weed *
      (5) Opinion on Legality *****
      (10)(1) Consulting Agreement with Rainer Poertner ***
      (10)(2) Fee Agreement with Weed & Co. LLP *
      (10)(3) Purchase Agreement MWW and MWWLLC *
      (10)(4) Amendment to Purchase Agreement between MWW and MWWLLC **
      (10)(5) Employment Agreement with CEO Michael Winzkowski **
      (10)(6) Employment Agreement with COO/CFO James Marvin **
      (10)(7) Loan Agreement with KeyBank N.A. ***
      (10)(8) Amendment to Consulting Agreement with Rainer Poertner ***
      (10)(9) Employment Agreement with Greg Green ****
      (10)(10) Real Property Lease Agreement for 11224 Lemen Road, Suite A ****
      (10)(11) Real Property Lease Agreement for 11236 Lemen Road ****
      (10)(12) Supplier and Warranty Agreement ****
      (10)(13) Business Loan Agreement April 4, 2005 with KeyBank N.A. ******
      (10)(14) Supplier and Warranty Agreement ****
      (10)(15) Blanket Purchase Order, Non-Disclosure and Confidentiality Agreement ******
      (10)(16) Lease Agreement and Amendment to Lease Agreement with JCMD Properties, LLC ******
      (10)(17) Consulting Agreement with Rainer Poertner dated July 1, 2005
               ******
      (10)(18) Waiver of Cashless Exercise Provisions in Warrant by Wendover Investments Ltd. *******
      (10)(19) Waiver of Cashless Exercise Provisions in Stock Option by Richard O. Weed *******
      (10)(20) Extension of Employment Agreement with Michael Winzkowski dated October 15, 2005
      (10)(21) Extension of Employment Agreement with James Marvin dated October 15, 2005
      (21)     Subsidiaries of Registrant *
      (31)(1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (31)(2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      (32)(1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of
              Item 601 of Regulation S-K
      (32)(2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K


* previously filed on February 11, 2004 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279.

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

                                   MARKETING WORLDWIDE CORPORATION
                                   (Registrant)

     (Date): August 7, 2006         /S/ JAMES MARVIN
                                   --------------------------------------------
                                   James Marvin
                                   Vice President Finance,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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