Form 10KSB
period 2006-09-30
MARKETING WORLDWIDE CORP
filed 2007-01-09
CIK 1278363

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2006

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

State issuer's revenues for its most recent fiscal year. $9,476,148.

The aggregate market value of the corporation is approximately $8,982,624 based upon the closing price of $.80 per share of common stock and 11,228,280 shares of common stock issued and outstanding on December 31, 2006, 2006. At December 31, 2006, 2,193,580 shares or 19.54% of our common stock was held by non-affiliates.


At December 31, 2006, there were 11,228,280 shares of $.001 par value common stock issued and outstanding.

Table of Contents                                                           Page
-----------------                                                           ----

                                     PART I

Item 1.  Description of Business.                                              1

Item 2.  Description of Property.                                              9

Item 3.  Legal Proceedings.                                                   11

Item 4.  Submission of Matters to a vote of Security Holders.                 11

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.            11

Item 6.  Management's Discussion and Analysis or Plan of Operation.           11

Item 7.  Financial Statements.                                                19

Item 8   Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosures.                                           20

Item 8A  Controls and Procedures.                                             20

Item 8B. Other Information.                                                   20

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act.                   20

Item 10. Executive Compensation.                                              21

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.                                     22

Item 12. Certain Relationships and Related Transactions.                      23

Item 13. Exhibits.                                                            25

Item 14. Principal Accountant Fees and Services.                              26

         Signatures.                                                          27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Marketing Worldwide Corporation, a Delaware corporation ("MWW" "We" "Us" "Our" or the "Company"), was incorporated on July 21, 2003. On October 1, 2003, we acquired 100% of the membership interests of Marketing Worldwide LLC, a Michigan limited liability company, under a Purchase Agreement with the owners. Accordingly, Marketing Worldwide LLC became a wholly owned subsidiary as of October 1, 2003.

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

Business of Issuer

MWW is a small business issuer that operates in a niche of the supply chain for new passenger automobiles in the United States and Canada. We provide automotive accessory programs for installation on new automobiles. An accessory program refers to the complete package of goods and services related to a single accessory for a particular type of automobile. For example, our first accessory program, in 1999, was an agreement to design, manufacture, and deliver rear deck spoilers for the Toyota Camry to South East Toyota Distributors, Inc., an independently owned company that accessorizes Toyota and Lexus automobiles in its Vehicle Processing Centers and then distributes these vehicles into the automotive dealer network in the Southeastern United States. MWW has been extending its business operations by beginning to sell programs to KIA Motors America based in Irvine, California, which is the U.S. subsidiary of KIA Motors Corporation of Seoul, South Korea. MWW intends to extend its operations in future periods to automobile brands besides Toyota and KIA. During the year ended September 30, 2006, Marketing Worldwide sold 20 accessory programs, primarily for installation on new Toyota automobiles, to its three major customers, South East Toyota Distributors, Inc., Gulf States Toyota, Inc., and Toyota Canada, Inc. These three customers accounted for 88% of revenues during fiscal 2006.

We have established initial relationships with several other major foreign and domestic automobile manufacturers and first Requests for Quotes (RFQs) have been received. However, we currently deliver the majority of our accessory programs directly to three large North American and Canadian automobile processing centers. The three automobile processing centers are owned by South East Toyota Distributors, Inc., Gulf States Toyota, Inc. and Toyota Canada, Inc. We have also been delivering an accessory program for the Toyota Matrix directly to the Toyota Motor Manufacturing Corporation assembly plant in Canada and have also been delivering our first accessory programs to Kia Motors America. We are in various stages of seeking to provide our accessory programs to other major foreign and domestic automobile manufacturers such as Nissan, Subaru, Honda and Hyundai.

The accessory programs that we market to large vehicle processing centers for installation on new automobiles are created by a design and manufacturing process that we manage and control. MWW regards manufacturing as a system designed to perform the activities required to deliver the end-product to the customer and meet the customer's needs, from design to finance to production to sales and marketing to after-sales service. MWW manages its supply chain or network of relationships so that MWW's goods can be incorporated into other firms' global supply chains. Notably, MWW does not have a direct contractual relationship with Toyota Motor Corporation, who manufacturers the Toyota automobiles, but MWW's products are sold to South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc., who distribute Toyota and Lexus automobiles. MWW has a direct relationship with Kia Motors America based in Irvine, California, the U.S. subsidiary of KIA Motors Corporation of Seoul, South Korea.

These companies coordinate the delivery of MWW's accessory programs to coincide with the arrival of new automobiles to the port or vehicle processing centers and the launch and subsequent delivery dates of new automobile models into the national distribution channel. As such, South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc. and Kia Motors America demand that MWW and its group of manufacturers comply with the quality standards of their respective manufacturers while sharing advance product information that allows MWW to design and manufacture accessories for each new body style introduced by those automobile manufacturers in the US and Canada in time for new model launches and to fill follow up orders by the dealer network, typically for the life span of the automobile model.

MWW's manufacturers are a close working group comprised of toolmakers, molders and paint facilities. The selection of a specific vendor or manufacturer used by MWW depends upon the requirements of MWW's customers and the capability of such vendors to produce the MWW designs to MWW specifications. MWW vendors or manufacturers have included: AWA AISIN, a Toyota Motor Corporation certified and partially Toyota owned supplier that provides MWW with original equipment manufacturer quality components and materials; Borla Performance, that provides MWW with original equipment manufacturer quality stainless steel performance exhaust systems; Modern Plastics and Pinnacle, Michigan and Ohio based blow molders that provide MWW with blow molded plastic items; Toyota Team Europe, a subsidiary of Toyota Motor Corporation that provides MWW with various accessory components; Colortek that provides MWW with class A painting services that conform to the automotive industry quality standards; Activline Germany GmbH that provides MWW with custom designed and ,manufactured carbon fiber seat heaters; and Hella, Inc. and Sirius Inc, that provide MWW with electronic parts and lighting assemblies. MWW believes that its relationship with each vendor is good. There are no long term agreements between MWW and any vendor that is referred to as being a part of this group of vendors or manufacturers.

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

PRINCIPAL PRODUCTS AND SERVICES

The majority of MWW's accessory programs are sold directly to two large independently owned and one KIA USA owned vehicle processing centers located in North America and two Toyota owned centers in Canada. These vehicle processing centers receive a continuous stream of new vehicles from the foreign and domestic automobiles manufacturers for distribution into United States and Canadian dealer distribution channel.

The vehicle processing centers submit purchase orders to MWW for the delivery of accessories programs for specific types of vehicles, so they can deliver a continuous stream of fully accessorized vehicles to the dealer distribution channel across the entire U.S. and Canada. An accessory program refers to the complete package of goods and services related to a single accessory for a particular type of vehicle. MWW expects to increase its revenues by selling additional accessory programs to its current customers and by adding additional processing centers for new automobile manufacturers. In addition to its core products, MWW provides installation fixtures and technical training to install the accessories at the facility. Moreover, MWW continues to develop new products to meet the changing demands of consumers and accommodate the changing body and model styles/equipment supplied by the manufacturer. MWW's accessory programs allow the retail car buyer to purchase a fully accessorized automobile in the dealer showroom.

MWW business model empowers its customers to make the selection of various accessories (sold by MWW) later in the production cycle, thus improving time to market for their automobiles. The principal MWW products sold during the last two fiscal years include Automotive Body Components such as:

* Rear Deck Spoilers
* Running Boards
* Front Grills
* Stainless Steel Exhaust Systems
* Side skirts or front ends
* Carbon Fiber Seat Heater Systems
* Lights and Fixtures

MWW currently delivers accessory programs, focused on the Toyota brand to the vehicle processing centers. These programs generate the majority of MWW's revenue. An accessory program refers to the complete package of goods and services related to a single accessory for an automobile sold by MWW to its customer. For example, MWW currently sells the Toyota Avalon spoiler program to all three of its major customers, South East Toyota, Gulf States Toyota and Toyota Canada, Inc. The spoiler program delivers training at each port processing/installation facility, complete written instructions and installation templates, installation fixtures and tools, and a spoiler for installation on each Avalon covered by the program.

In future periods, management hopes to expand MWW's business operations to include the sale of programs to new customers at the VPCs.

Further, once a program has been developed, MWW may be able to sell the accessories, components, products and services in the general retail aftermarket.

Our current accessory programs consisted of the following.

South East Toyota
-----------------

KIT-SPOILER AVALON '05
KIT-SPOILER CAMRY
KIT-SPOILER COROLLA
KIT-SPOILER 4RUNNER
KIT-SPOILER ASY SIENNA
KIT-SPOILER YARIS SEDAN
KIT-DOOR GLASS TRIM SCION XB
KIT-DR HANDLES SCION XB
KIT-SEAT HEATER
KIT-EXHAUST SYSTEM TUNDRA
KIT-EXHAUST SYSTEM SEQUOIA
KIT-EXHAUST SYSTEM SCION TC
KIT-EXHAUST SYSTEM TACOMA
KIT-EXHAUST SYSTEM SCION XB
KIT-EXHAUST SYSTEM FJ
KIT-EXHAUST SYATEM CAMRY
TIP-MATRIX EXHAUST SYSTEM

Gulf States Toyota
------------------
KIT-SPOILER CAMRY
KIT-SPOILER COROLLA
KIT-SPOILER 4RUNNER
KIT-SPOILER ASY MATRIX
KIT-EXH SYS DUAL TACOMA
KIT-INTERIOR TRIM CAMRY

Toyota Canada, Inc.
-------------------
KIT-SPOILER CAMRY
KIT-SPOILER COROLLA
KIT-SPOILER 4RUNNER
KIT-SPOILER MATRIX PORT
KIT-SPOILER MATRIX TMMC
KIT-SPOILER SIENNA
KIT-SPOILER YARIS SEDAN
KET-SPOILER YARIS HB
KIT-EXHAUST SYSTEM TUNDRA
KIT-EXHAUST SYSTEM RAV4
KIT-EXHAUST SYSTEM TACOMA

KIT-EXHAUST SYSTEM CAMRY
KIT-EXHAUST SYSTEM COROLLA
KIT-EXHAUST SYSTEM 4RUNNER
KIT-EXHAUST SYSTEM TACOMA
TIP-EXHAUST MATRIX "TRD"
TIP-MATRIX EXHAUST SYSTEM


CONCEPT ONE
SPOILERS

WEBASTO
-------
KIT-SEAT HEATER

KIA USA
--------
DOOR SILL TRIM RIO
DOOR SILL TRIM SPECTRA


Programs Developed

The initial direct to the plant program or Toyota Matrix program is the first on-line production supply program for MWW. The Toyota Matrix program marks the beginning of MWW's efforts to expand its supply of components beyond the port or vehicle processing facilities directly to the Production Plants. MWW is currently supplying two components for this vehicle and the program has been extended to run through December of 2008. Currently, volumes on the Toyota Matrix program are continuing to exceed original forecasts.

Products in Development

During 2006, MWW further increased its product development efforts consistent with its plan of operation. MWW designed several new components based upon its internal design concepts. Following the initial review with our customers, we were approved to commence to the next level of development of all designs. During 2006, six of MWW's new product ideas were approved by its customers and MWW has started production on all of these programs.

A rear high mount spoiler was developed in conjunction with AWA Aisin and approved for production for the 2007 Toyota Camry by our customers and has been launched during 2006. This is a new vehicle and the program is scheduled to run through the year 2011.

MWW's design and engineering team has developed, designed and prototyped a lip spoiler for the 2007 Toyota Camry; this design has been approved and has been delivered to our customers beginning in April 2006.

MWW has developed, tooled and prototyped two (2) rear deck spoilers, a front air dam and spads for the new Toyota Tundra and Tacoma trucks, after approval by our customers. These products were launched in the third quarter of 2006.

Our first non-Toyota or Lexus programs are for the KIA Spectra and KIA Rio. The components have been approved and MWW has delivered product to KIA Motors America. This program is for both KIA Motors America and KIA Canada and is scheduled to run for three years.

Three new development projects were for stainless steel performance exhaust systems for the Toyota Yaris HB, Toyota Camry and Toyota FJ Cruiser .The systems were developed on request of the customer. All exhaust systems have already been prototyped, reviewed and approved and are in production.

MWW has developed and prototyped one new electrical product, applicable to any car model by any automobile manufacturer. The product has been fully developed and is currently in the final approval stages with several customers and MWW hopes to ship first product during the second quarter of 2007.

In addition to its internal development programs, MWW is in various stages of joint program developments on a number of new programs with three other suppliers. These development efforts were undertaken to expand our product offering and customer base, while reducing our development costs. The new product designs are not vehicle specific and would allow for easy installation on almost any vehicle. These products are prototyped and tooled with expected launch dates in the second quarter 2007.

New products placed into production during 2006 were the Camry Spoiler, Tailgate Spoilers, and the Yaris HB Spoiler. New products developed and placed into production in 2006 were the Yaris Sedan Spoiler, FJ, and Camry Exhaust systems, and Kia Rio interior trim components.


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

MAJOR CUSTOMERS

MWW's major customers in the U.S. are the large independently owned Toyota ports, South East Toyota Distributors, Inc. and Gulf States Toyota, Inc. In Canada, MWW's major customer is Toyota Canada, Inc. Other customers include KIA Motors America, and Webasto Roof Systems, a domestic and international manufacturer of original equipment and after market roof systems and distributor of select automotive accessories, several large accessory dealers groups and miscellaneous selected accounts in Europe. For the year ended September 2006, MWW was dependent upon three (3) customers for 88% of its revenue and 93% of its accounts receivable at September 30, 2006 were due from three (3) customers. For the year ended September 30, 2005, MWW was dependent upon three customers for 88% of its revenue and 64% of its accounts receivable at September 30, 2005 were due from three customers.

MWW devotes significant attention to its major customers and is seeking to develop relationships with additional customers, so that it will decrease its dependency on only a few major customers. For the year ended September 30, 2006, South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc., Katzkin and Webasto represented 46%, 25%, 17%, 4% and 4% of MWW's total revenue, respectively. For the year ended September 30, 2005, South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc. Katzkin and Webasto, represented 42%, 29%, 17%, 6% and 6%, of MWW's total revenue, respectively.

RESEARCH & DEVELOPMENT

MWW believes that its future performance will depend in large part on its ability to maintain and enhance its current product lines, develop new products, maintain technological competitiveness, meet demands from customer requirements and acquire new customers.

Each major program (i.e. a running board, rear deck spoiler or bumper guard) requires approximately $100,000- 200,000 for product development, including R&D, initial design and support investment. This amount includes design, development, tooling and initial inventory for at least one to two (1-2) months. Total research and development costs charged to income were $120,775 and $148,894 for the years ended September 30, 2006 and 2005, respectively.

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

SUPPLIERS

MWW has established relationships with a group of global suppliers that deliver quality materials for the production of add-on components to MWW. However, MWW largely depends upon three major suppliers, AWA Aisin, Borla Performance and Colortek. MWW devotes significant attention to these three relationships. MWW believes there are numerous sources for the raw materials used in its products. For the year ended September 30, 2006, MWW made 62% of its purchases from three suppliers and at September 30, 2006, 74% of MWW's accounts payable were due to three suppliers. For the year ended September 30, 2005, MWW made 78% of its purchases from three suppliers and at September 30, 2005, 66% of MWW's accounts payable were due to three suppliers.

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

Cost of Compliance with Environmental Regulations

The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that we will not incur such costs in the future.

Employees

MWW has eighteen (18) full-time and three (3) part-time employees. During fiscal 2005, MWW had twelve (12) full time and two (3) part time employees. MWW considers full-time to be 32 or more hours per week. Management believes that the structure of its workforce allows MWW to scale its overhead according to the scope of its design, tooling, assembly and manufacturing requirements throughout the year. MWW plans to add employees in the future.

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

Our suppliers have a stake in the development process because they will get purchase orders and receive payment for filling the purchase orders and requests for services if the designs and products are adopted/purchased by MWW's customers. MWW does not have any copyrights or patents. MWW's product designs are protected only with confidentiality and non-disclosure agreements and these agreements may not cover all of the activities performed by our suppliers. Further, MWW's outsourcing activities are not regulated by a set of contracts, but only by the legal conditions evidenced in the purchase orders. By exchanging purchase orders, the parties providing the outsourcing activities accept these conditions. The activities covered under such an agreement (i.e., the purchase order) include mechanical design, tooling, machinery and manufacturing. The purchase orders seek to regulate such issues as ownership of the intellectual property rights to the design and the price to be paid by MWW for the products. Beyond the price agreed upon in the purchase orders there is no other compensation and/or revenue sharing for a supplier. This practice is not unusual. MWW has proceeded this way with the same suppliers and customers for the last five (6) years without any issues over its product designs and process knowledge.

Item 2.  Description of Property

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

Under generally accepted accounting principles, specifically FASB FIN 46-R (and after the Security and Exchange Commission following consultation with management determined that JCMD is a VIE), MWW consolidates the assets, liabilities, and non-controlling interest of JCMD Properties LLC, a "Variable Interest Entity" at fair value. The following mortgage obligations of JCMD Properties LLC pertain to the real property occupied by MWW. During fiscal 2005, JCMD Properties LLC had an interest only first mortgage of $611,600 with Key Bank. The interest rate was prime minus .25%. In October 2005, the $611,600 loan converted into a 20-year SBA loan with a fixed interest rate of 5.16% and results in a monthly payment of $4,802.74. On June 5, 2005, JCMD Properties LLC put a $764,500 10-year second mortgage against the real property occupied by MWW. The second mortgage has a fixed interest rate of .25% points under Key Bank Announced prime rate. As of September 30, 2006, the aggregate outstanding mortgage obligations was $1,354,628. The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC that is now included in the combined financial statements are not the Company's.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

At December 31, 2006, there were 11,228,280 shares of common stock issued and outstanding. There are 1,395,000 shares of common stock that are subject to outstanding options and warrants to purchase common stock. On December 31, 2006 the closing share price was $.80.

The common stock of MWW commenced trading on the OTCBB on September 14, 2006. The table below sets forth the high and low bid information for each quarter since the common stock began trading. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                     2006                             HIGH              LOW
                ---------------------------------------------------------------
                Quarter ending September 30           $1.00             $1.00

At December 31, 2006, MWW had 36 common stockholders of record. No shares of preferred stock have been issued. MWW has not declared any cash dividends on its common equity for the last two years. It is unlikely that MWW will pay dividend on its common equity in the future and is likely to retain earnings and issue additional common equity in the future.

MWW did not have any securities authorized for issuance under any equity compensation plans at the end of fiscal 2005 or fiscal 2006.

In August 2006, the Company issued 112,000 unregistered shares of common stock for a one year contract for a variety of investor relations and financial consulting services valued at $ 1.00 per share , which represents the fair value of the services that will be rendered, which does not differ materially from the value of the shares. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

In August, 2006, the Company issued 64,285 shares of unregistered shares of common stock for current and future legal services to be rendered to the Company valued at $1.00 per share which represents the fair value of the services that will be rendered , which does not differ materially from the value of the shares issued. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.


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


ACCOUNTING FOR VARIABLE INTEREST ENTITIES
----------------------------------------=

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

The consolidation of the VIE resulted in net income of $48,267 for the year ended September 30, 2006. Since the consolidation of the VIE was performed as of January 1, 2005, there was no significant impact to the Consolidated Statements of Income and Consolidated Statements of Cash Flows. The impact of consolidating the VIE on the Company's Consolidated Balance Sheet at January 1, 2005, was an increase in the Company's assets and liabilities of approximately $1.6 million and $1.4 million, respectively.

The construction loans have been converted into two mortgage loans. As of September 30, 2006, the balance of the JCMD Properties LLC mortgage loan with Key Bank National Association was $741,524. The mortgage note payable has been collateralized by the substantially all of the Company's assets. The balance of the second construction loan was converted into a mortgage loan with Key Bank and subsequently converted again into a SBA loan. As of September 30, 2006, the balance of the SBA loan was $613,104.

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

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of September 30, 2006, we determined there was no reserve required against our account receivables.

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


COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2006 TO THE YEAR ENDED SEPTEMBER 30, 2005

SALES

Net sales increased by $1,375,039 or 17% from $8,101,109 in 2005 to $9,476,148 in 2006. The increase in net sales was the result of increasing sales of existing products and the launch of several new mounted spoiler components during the current fiscal year. Camry Spoiler sales increased by 249,249 new Yaris Spoilers were $195,060 and new FJ Cruiser Exhaust systems sales were $267,840.

GROSS PROFIT

For the fiscal year ended September 30, 2006, MWW's gross profit margin was 25.7% compared to 25.1% for the fiscal year ended September 30, 2005. The increase in MWW's gross margin was a result of a higher margin in spoiler products set off by higher freight costs and product mix. MWW's gross profit margin is influenced by a number of factors and gross margin may fluctuate based on changes in the cost of supplies, product mix and competition. Steel prices increases in 2005 and higher freight cost affected transportation cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company's selling, general and administrative expenses during the year ended September 30, 2006 were $1,781,244 compared to $1,624,238 during the same period in 2005, caused partially by the hiring of new members of the management team. The Company incurred research and development costs of $120,775 during 2006 as compared to $148,894 in 2005, a decrease of $28,119 or 19%. The level of research and development costs are dependent upon the Company's customers' design changes to their automotive models and the company's exploration into changes in the application of new materials utilized, such as fiber glass and resins. The Company is operating in a highly technical industry and management anticipates research and development costs will remain a significant component of its ongoing operating expenditures.

The Company incurred compensation costs of approximately $794,360 during 2006 as compared to approximately $742,443 in 2005. The cost of insurance coverage, including employee benefit plan coverage, during this period and travel costs associated with the increased number of projects and expanding customer base, decreased to approximately $111,518 in 2006 as compared to $111,919 in 2005.

FINANCING EXPENSES

MWW incurred interest expense of $169,883 in 2006 as compared to $132,479 in 2005, an increase of $37,404 or 28.2%. The increased interest amount was caused by an increase in the prime rate for MWW's credit line and the additional interest expense arising out of the consolidation of the JCMD property for purposes of this financial statement. MWW's portion of the total interest amount was $86,705 and JCMD was $83,178 for the year ended September 30, 2006.

OTHER INCOME (EXPENSES)

Other income decreased from $3,742 in 2005 to (10,175) in 2006, a decrease of $13,917. Other income consists primarily of gains (losses) on foreign currency, gain in the sale of assets and interest income.

While not a recurring activity, the Company's management from time to time assesses its foreign currency risks in connection with its agreements to acquire inventory and materials from its vendors and enters into contracts to hedge such risks. The Company currently has no foreign currency contracts.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had working capital of $666,993. As a result of our net income of $305,950, adjusted principally for a $693,782 increase in accounts receivable, we provided $48,309 of cash in operating activities during the year ended September 30, 2006. We used $347,857 of cash to acquire new equipment during the year. We met our cash requirements during the year by borrowing, $549,667, net of repayments of $0 through our credit lines at Key Bank. Based on MWW's anticipated growth and the resulting continued need for financing, it is anticipated that interest costs will continue to increase in the future.

As a result of the increase in the Company's sales, the Company experienced an increase in its accounts receivable of $693,782 to $1,649,120 at September 30, 2006 compared to $955,338 at September 30, 2005, representing and increase of 72.6% based on higher sales. In addition, inventory levels increased to 1,137,708 in 2006 from $839,812 during the same period in 2005.

In order to finance its expanding operations, the Company obtained conventional bank and lease financing, which provided the liquidity to meet it's on-going and anticipated working capital requirements, as well as increase its inventory levels and invest in equipment utilized in the ordinary course of its business operations. In summary, the change in product sales has been the catalyst for the change in the Company's financial position, results of operations and cash flow for the year ended September 30, 2006. There are no assurances the Company's past results is indicative of future performance.

On November 1, 2005, the Company entered into a loan receivable agreement in the amount of $557,225 with one of its major suppliers. As per the terms of the Agreement, the loan will be paid back at installments of $15,478 at the 1st of every month, beginning at May 1, 2006 and ending at April 1,2009. The Company loaned an additional $73,137 during the year ended September 30, 2006. The loan carries an interest rate of 8%. This agreement was modified on April 1, 2006 to begin repayment on February 1, 2007. The loan is secured by all inventories, equipment, appliances, furnishings and fixtures of this supplier. As of September 30, 2006, the Company's loan receivable outstanding totaled $630,361.

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

MWW currently has a $1,150,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs. On March 1, 2006, MWW entered into an asset based loan agreement with Key Bank N.A. to borrow up to $1,150,000 (the "Loan"). The Loan is due on January 31, 2007. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan further, Mr. Winzkowski, Mr. Marvin and JCMD Properties, LLC (an entity controlled by Mr. Winzkowski and Mr. Marvin) each executed a commercial guaranty for an unlimited amount in favor of Key Bank N.A. The Loan with Key Bank N.A. is a standard asset based loan agreement. The Loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than 3.50 to 1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12- month period.

MWW is in compliance with the terms and conditions of its agreement with Key Bank N.A. MWW does not have restrictive covenants on any other indebtedness and believes that is has satisfactory relationships with its creditors and that the agreement will be extended at the due date. The Company is incompliance with all terms of the loan.

MWW expects capital expenditures to be $650,000 for fiscal 2007. These anticipated expenditures are for continued investments in property, tooling and equipment used in our business.

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

The income tax provision reported in the consolidated financial statements for the year ended September 30, 2006 is based on the then effective tax status of the Company for income tax purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period- specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its financial position, results of operations or cash flows.

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

In September 2006 the Financial Account Standards Board (the "FASB") issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation

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

OUR REVENUE DEPENDS ON A FEW KEY CUSTOMERS. THE LOSS OF A KEY CUSTOMER WOULD HAVE A NEGATIVE IMPACT ON OUR REVENUE AND RESULTS FROM OPERATIONS.

For the fiscal year ended September 30, 2006, our three largest customers represented 46% (South East Toyota), 25% (Gulf States Toyota), and 17% (Toyota Canada Inc./Toyota Motor Manufacturing Canada, Inc.) of our $9,476,148 million in net sales. For the fiscal year ended September 30, 2005, our three largest customers represented 42% (South East Toyota), 29% (Gulf States Toyota), and 17% (Toyota Canada Inc./Toyota Motor Manufacturing Canada, Inc.) of our $8.1 million in net sales.

Similarly, for the fiscal year ended September 30, 2005 our three largest customers represented 55% (South East Toyota), 28% (Gulf States Toyota), and 11% (Toyota Canada Inc./Toyota Motor Manufacturing Canada, Inc.) of our $6.8 million in net sales. The loss of a key customer would have a material adverse effect on our operations.

WE DEPEND ON A FEW KEY SUPPLIERS TO OBTAIN EQUIPMENT AND COMPONENTS. ANY DISRUPTION IN OUR ABILITY TO OBTAIN ADEQUATE QUANTITIES AND MEET DELIVERY SCHEDULES CAUSED BY OUR RELIANCE ON A FEW KEY SUPPLIERS COULD HURT OUR BUSINESS.

For the fiscal year ended September 30, 2006, 62% of our purchases came from three suppliers ASIN, Borla Performance, and Colortek. For the fiscal year ended September 30, 2005, 80% of our purchases came from three suppliers ASIN, Borla Performance, and WET. Similarly, for the fiscal year ended September 30, 2005, we made 89% of our purchases from three suppliers, ASIN Borla Performance, and WET. The loss of a key supplier would result in delivery delays, disrupt our revenue and net income and hurt our reputation.

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

WE HAVE PLEDGED ALL OF OUR ASSETS TO ONE CREDITOR FOR A $1,150,000 LINE OF CREDIT. OUR BUSINESS COULD BE AFFECTED BY OUR RELATIONSHIP WITH THIS CREDITOR.

We entered into an asset based loan agreement with Key Bank N.A. to borrow up to $1,150,000 (the "Loan"). The Loan is due on January 31, 2007. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan. If we are unable to renew the Loan when it comes due or find other sources of capital, the lender could foreclose on all of our assets and force us out of business. This would have a material adverse effect on our financial condition and results from operations.

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

TWO STOCKHOLDERS WITH 81% OF THE COMMON STOCK ARE THE CONTROLLING OFFICERS AND DIRECTORS. THEREFORE, INVESTORS WILL HAVE LITTLE OR NO CONTROL OVER MANAGEMENT OR MATTERS THAT REQUIRE STOCKHOLDER APPROVAL.

Our Chief Executive Officer and Chief Financial Officer each own 40.6% of the issued and outstanding common stock of the Company. These two stockholders with 81.2% of the common stock are the controlling officers and directors and because of the voting power held can effectively approve or block any corporate change of control. Moreover, because of the voting power, these two stockholders can effectively elect the board of directors and vote to amend the Company's certificate of incorporation. Investors should be aware that the voting power of these two stockholders can be exercised in a manner that delivers economic benefit of all stockholders or may be exercised in a manner that does not deliver the same economic benefit to all stockholders.

THERE IS A GRADUALLY EMERGING PUBLIC MARKET FOR MWW'S SECURITIES AND YOU MAY HAVE DIFFICULTIES TO LIQUIDATE YOUR INVESTMENT.

Trading of MWW stock (MWWC.OB) has commenced, with a closing share price of $.80 on December 31, 2006. If a market for MWW's common stock continues to develop slowly; the stock price may be volatile. No assurance can be given that any market for MWW's common stock will be maintained. The sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities Act Rules by members of management or others may have a substantial adverse impact on any such market.

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

RISK OF PENNY STOCK.

Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US $2,000,000 (if the issuer has been in continuous operation for at least three years) or US $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US $6,000,000 for the last three years.

A principal exclusion from the definition of a penny stock is an equity security that has a price of $5.00 or more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this Annual Report the Company's common stock is not listed or traded.

If the Company's common stock were deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act of 1934 would require broker-dealers dealing in the Company's common stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Moreover, Rule 15g-9 of the Exchange Act of 1934 Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

The Trading Price Of Our Common Stock May Decrease Due To Factors Beyond Our Control.

         The trading price of the common stock is subject to significant fluctuations in response to numerous factors, including:

     o    Variations in anticipated or actual results of operations;

     o Announcements of new products or technological innovations by us or our competitors;

     o    Changes in earnings estimates of operational results by analysts;

     o    Results of product demonstrations.

     o    Inability of market makers to combat short positions on the stock;

     o Inability of the market to absorb large blocks of stock sold into the market;

     o Developments or disputes concerning our licensed patents, trademarks or proprietary rights; and

     o    Comments about us or our markets posted on the Internet.

         Moreover, the stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our Common Stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a price we deem appropriate.

Item 7.  Financial Statements.

The financial statements required by Item 310(a) of Regulation S-B are included below on pages F-1 to F-25.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         MARKETING WORLDWIDE CORPORATION

                       FINANCIAL STATEMENTS AND SCHEDULES

                           SEPTEMBER 30, 2006 AND 2005

                         MARKETING WORLDWIDE CORPORATION
                   Index to Consolidated Financial Statements
--------------------------------------------------------------------------------

CONTENTS                                                               PAGE NO.
--------                                                               --------

Report of Independent Registered Certified Public Accounting Firm            F-3

Consolidated Balance Sheet at September 30, 2006                             F-4

Consolidated Statements of Income for the  Years
  Ended September 30, 2006 and 2005                                          F-5

Consolidated Statement of Stockholder's Equity for the Two Years
  Ended September 30, 2006                                                   F-6

Consolidated Statements of Cash Flows for the  Years
  Ended September 2006 and 2005                                              F-7

Notes to the Consolidated Financial Statements                        F-8 ~ F-26

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Marketing Worldwide Corporation
Whitmore Lake, MI.

We have audited the accompanying consolidated balance sheet of Marketing Worldwide Corporation, and its wholly owned subsidiary (the Company) as of September 30, 2006 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2006. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of Marketing Worldwide Corporation, as of September 30, 2006 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, the Company on January 1, 2005 adopted FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities."


                                    /S/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
New York, New York                  Russell Bedford Stefanou Mirchandani LLP
December 8, 2006                    Certified Public Accountants

                         MARKETING WORLDWIDE CORPORATION
                           Consolidated Balance Sheet
                               September 30, 2006
--------------------------------------------------------------------------------

ASSETS
Current assets:
Cash and cash equivalents                                            $  343,689
Accounts receivable, net                                              1,649,120
Inventories (Note C)                                                  1,137,708
Deferred tax assets (Note N)                                              7,023
Loan receivable (Note E)                                                108,346
Prepaid expenses                                                        195,512
                                                                     -----------
TOTAL CURRENT ASSETS                                                  3,441,398

Property, plant and equipment, net (Note D)                           2,131,522

Loan receivable (Note E)                                                522,015

Other assets                                                             19,400

                                                                     -----------
Totals                                                               $6,114,335
                                                                     ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Bank line of credit (Note G)                                        $ 1,100,000
Notes payable, current portion (Note H)                                  38,415
Current portion of capital lease obligation (Note I)                     75,675
Accounts payable                                                      1,288,448
Notes payable - related parties (Note J)                                  7,031
Income taxes payable                                                     72,514
Other current liabilities (Note F)                                      192,322
                                                                     -----------
TOTAL CURRENT LIABILITIES                                             2,774,405

Notes payable - long term portion (Note H)                            1,446,212
Capital leases - long term portion (Note I)                              97,203
Deferred tax liabilities - long term portion (Note O)                    30,361
                                                                     -----------
TOTAL LIABILITIES                                                     4,348,181
                                                                     -----------

Interest in Non-Controlling Entity (Note B)                             214,970

Commitments and contingencies (Note R)                                       --

Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
  shares issued and outstanding - 0                                          --
Common stock - $0.001 per value, 100,000,000 shares authorized:
  11,228,280 shares issued and outstanding (Note K)                      11,228
Additional paid-in capital                                              988,837
Retained earnings                                                       551,119

                                                                     -----------
    TOTAL STOCKHOLDERS EQUITY                                         1,551,184
                                                                     -----------
Totals                                                               $6,114,335
                                                                     ===========


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         MARKETING WORLDWIDE CORPORATION
                        Consolidated Statements of Income
                 For the Two Years Ended September 30, 2006
--------------------------------------------------------------------------------

                                                        2006             2005

                                                    -----------      -----------

NET SALES                                           $9,476,148       $8,101,109

Cost of sales                                        7,042,925        6,071,550
                                                   -----------      -----------
GROSS PROFIT                                         2,433,223        2,029,559
                                                    -----------      -----------

OPERATING EXPENSES:
     Selling expenses                                  328,764          200,545
     General and administrative expenses             1,452,480        1,423,693
     Financial expenses                                169,883          132,479
                                                    -----------      -----------
         TOTAL OPERATING EXPENSES                    1,951,127        1,756,717
                                                    -----------      -----------

INCOME FROM OPERATIONS                                 482,096          272,842

Other income (expense) (Note M)                        (10,175)           3,742
                                                    -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES               471,921          276,584

Provision for income taxes (Note O)                    117,704           96,775
                                                    -----------      -----------
Income before minority interest                        354,217          179,809

Minority interest                                       48,267               --
                                                    -----------      -----------
NET INCOME                                          $  305,950       $  179,809
                                                    -----------      -----------
Basic earnings per share                            $     0.03   $         0.02
Dilutive earnings per share                         $     0.03   $         0.02

Weighted average common shares outstanding
  for basic earnings per share                      11,074,031        11,051,995

Weighted average common shares outstanding
  for dilutive earnings per share                   12,324,031        11,051,995


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                 MARKETING WORLDWIDE CORPORATION
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           FOR THE TWO YEARS ENDED SEPTEMBER 30, 2006


                                           Preferred                       Common      Additional
                             Preferred       Stock          Common          Stock        Paid-in       Retained
                              Shares         Amount         Shares         Amount        Capital        Earnings        Total
                           ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at
  October 1, 2004                    --   $         --     11,251,995   $     11,252   $    907,048   $     65,360   $    983,660
                           ------------   ------------   ------------   ------------   ------------   ------------   ------------

Common Stock returned
   previously issued for
   consulting services
   at $0.65 per share                                        (200,000)          (200)      (129,800)                     (130,000)

Net income 2005                                                                                            179,809        179,809
                           ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at September
  30, 2005                           --   $         --     11,051,995   $     11,052   $    777,248   $    245,169   $  1,033,469

Common stock issued in
  exchange for services
  at $1.00 per share                                          112,000            112        111,888                       112,000

Common stock issued in
  exchange for services
  at $1.00 per share                                           64,285             64         64,221                        64,285

Fair value of 200,000 common stock options
  issued to consultant in
 exchange for services                                                                       35,480                        35,480

Net income 2006                                                                                            305,950        305,950
                           ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at September
  30, 2006                           --   $         --     11,228,280   $     11,228   $    988,837   $    551,119   $  1,551,184
                           ============   ============   ============   ============   ============   ============   ============


                                 SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                               F-6






                            MARKETING WORLDWIDE CORPORATION
                         Consolidated Statements of Cash Flows
                    For the Two Years Ended September 30, 2006
--------------------------------------------------------------------------------------
                                                                2006           2005
                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                          $ 305,950      $ 179,809
                                                             ----------     ----------
Adjustments to reconcile net income to net
 cash provided by operating activities:

     Depreciation                                              164,217        102,624
     Value of common stock issued in exchange for
       services charged to operations                           14,000             --
     Stock options issued to consultants                        35,480
     Common stock returned previously issued for
        Consulting services                                         --       (130,000)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Decrease (increase) in accounts receivable               (693,782)      (437,310)
     Decrease (increase) in inventories                       (297,896)      (118,544)
     Increase in other current assets                           33,840        219,528
     Increase in other assets                                   13,736        (24,448)
     Decrease in accounts payable                              401,577        656,062
     (Decrease) increase in other current liabilities           71,187         14,192
                                                             ----------     ----------
         TOTAL ADJUSTMENTS                                    (257,641)      (282,106)
                                                             ----------     ----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                  48,309         461,915
                                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipments                   (347,857)       (63,845)
     Loan receivable advances                                  (73,137)      (557,224)
                                                             ----------     ----------
         NET CASH (USED IN) INVESTING ACTIVITIES              (420,994)      (621,069)
                                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Minority interest                                          58,350             --
     Repayment of note payable - related parties                    --        (97,240)
     Proceeds from (repayment of) line of credit               549,667        (50,000)
     Repayment of notes payable and capital leases             (79,239)       (38,120)
                                                             ----------     ----------
         NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES    528,778       (185,360)
                                                             ----------     ----------
         NET INCREASE IN CASH AND CASH EQUIVALENTS             156,093       (344,514)
Cash and cash equivalents at beginning of the year             187,596        532,110
                                                             ----------     ----------
         CASH AND CASH EQUIVALENTS AT END OF THE YEAR        $ 343,689      $ 187,596
                                                             ==========     ==========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
     Cash paid during the years for interest                 $ 147,747      $ 132,479
                                                             ==========     ==========
     Cash paid during the years for income taxes             $   6,000      $   6,000
                                                             ==========     ==========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common Stock returned previously issued for services         $       --     $ (130,000)
Capital lease obligations incurred in connection
  with the acquisition of property, plant and equipment      $  140,418     $  118,162
Mortgage obligations incurred in connection
  with variable interest entity acquisition of building      $       --     $1,376,100
Net assets assumed upon adoption of variable interest
  entity (VIE) consolidation (Note C)                        $       --     $  156,621
Common stock issued in exchange for prepaid legal fees       $   64,285     $       --
Common stock issued in exchange for prepaid consulting fees  $   98,000     $       --


              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       F-7

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------

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

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------

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

ACCOUNTING FOR BAD DEBTS AND ALLOWANCES
---------------------------------------

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. The management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. There was no allowance for doubtful accounts at September 30, 2006.

INVENTORIES
-----------

The inventory consists of work in process and finished goods substantially ready for resale purposes. The Company purchases the merchandise on delivered duty paid basis. The amounts for cost of goods sold during the years ended September 30, 2006 and 2005 are removed from inventory on weighted average cost method.

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

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------

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

ADVERTISING
-----------

The Company follows the policy of charging the cost of advertising to expenses as incurred. For the years ended September 30, 2006 and 2005, advertising costs were not material to the statement of income.

RESEARCH AND DEVELOPMENT COSTS
------------------------------

The Company accounts for research and development cost in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Total research and development costs charged to income were $120,775 and $148,894 for the years ended September 30, 2006 and 2005, respectively.

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

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------

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

DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities," as amended ("SFAS No. 133"), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of SFAS No 133 did not have a significant impact on the results of operations, financial position or cash flows during the years ended September 30, 2006 and 2005.

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

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------


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

For the year ended September 30, 2006, the consolidation of the VIE resulted in operating income of $48,267. Since the consolidation of the VIE was performed as of January 1, 2005, there was no significant impact to the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the year ended September 30, 2005.

The impact of consolidating the VIE on the Company's Consolidated Balance Sheet as of September 30, 2006, was an increase in the Company's assets and liabilities of approximately $1.6 million and $1.4 million, respectively.

The construction loans have been converted into two mortgage loans. As of September 30, 2006, the balance of the JCMD Properties LLC mortgage loan with Key Bank National Association was $741,524. The mortgage note payable has been collateralized by the substantially all of the Company's assets. The balance of the second construction loan was converted into a mortgage loan with Key Bank and subsequently converted again into a SBA loan. As of September 30, 2006, the balance of the SBA loan was $613,104 (see Note H).

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

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------

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

The adoption of SFAS No. 123(R) on January 1, 2006 had no impact on our net income or basic and diluted earnings per share for the years ended September 30, 2006.

The following table illustrates the effect on net income and earnings per share for the year ended September 30, 2005, if we had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted.

                                                            2006          2005
                                                         ---------     ---------
Net income - as reported                                 $ 305,950     $ 176,809
Add:  Total stock based employee
  compensation expense as reported under                        --            --
intrinsic value method (APB. No. 25)
Deduct:  Total stock based employee
  compensation expense as reported under
fair value based method (SFAS No. 123)                          --            --
                                                         ---------     ---------
Net income - Pro Forma                                   $ 305,950     $ 176,809
                                                         ---------     ---------
Net income attributable to common
  stockholders - Pro forma                               $ 305,950     $ 176,809
                                                         ---------     ---------
Basic and dilutive earnings per
  share - as reported                                    $    0.03     $    0.02
Basic and dilutive income per share - Pro forma          $    0.03     $    0.02

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

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

In September 2006 the Financial Account Standards Board (the "FASB") issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

                       MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------



NOTE B   CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. Accordingly, the Company adopted FIN No. 46 and consolidated JCMD as a VIE, regardless of the Company not having an equity interest in JCMD. The Company consolidated JCMD in the fiscal year ended September 30, 2006. JCMD's liabilities will be satisfied from the cash flows of the JCMD's assets and revenues belonging to JCMD.

Included in the Company's consolidated balance sheet at September 30, 2006 are the following net assets of JCMD:

                       MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------


ASSETS
   Cash and cash equivalents                                                    $    38,134
   Accounts Receivable, prepaid expenses and other current assets                   172,240
                                                                                -----------

   Total current assets                                                             210,374

   Property and equipment, net of accumulated depreciation of $37,521             1,359,224
                                                                                  ----------
 Total Assets                                                                   $ 1,569,598

LIABILITIES
   Current portion of long-term debt (see Note H)                               $    37,939
   Accounts Payable and accrued liabilities                                             --

                                                                                 -----------
         Total current liabilities                                                   37,939
   Long-term debt  (see Note I)                                                   1,316,689
                                                                                  ----------
Total liabilities                                                               $ 1,354,628

Net assets                                                                      $   214,970


Consolidated results of operations include the following:
   Revenues - Real Estate                                                       $   163,012

   Costs and expenses - Real Estate
         Operating Expenses                                                          17,667
         Depreciation and amortization                                               13,900
         Interest                                                                    83,178
                                                                                -----------
         Total costs and expenses - Real Estate                                     114,745
                                                                                -----------

         Operating Income Real Estate                                           $    48,267
                                                                                ===========

Minimum future rental income under non-cancelable operating leases associated with real estate combined under FIN 46-R that has a term in excess of one year for each of the four succeeding years ended September 30, are as follows:

2007             $154,674
2008              157,767
2009              160,920
2010               40,428

TOTAL            $513,789

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------

NOTE C   INVENTORIES

Inventories are stated at the lower of cost or market determined by the average method. Components of inventories as of September 30, 2006 are as follows:


         Finished goods                                 $ 1,033,303
         Work- in-process                                   104,405
                                                        -----------
         TOTAL                                          $ 1,137,708
                                                        ===========


NOTE D   PROPERTY, PLANT AND EQUIPMENT

At September 30, 2006, property, plant and equipment consist of the following:

Tools                                 $ 648,476
Office equipments                       106,951
Automobiles                             145,475
Furniture and fixtures                  202,841
Land                                    261,645
Building                              1,115,700
                                     ----------
                                      2,481,088

Less: accumulated depreciation          349,566
                                     ----------
    TOTAL                            $2,131,522
    -----                            ==========

Depreciation expense included as a charge to income was $164,217 and $102,624 for the years ended September 30, 2006 and 2005, respectively.


NOTE E  NOTES RECEIVABLE

On November 1, 2005, the Company entered into a loan receivable agreement in the amount of $557,224 with one of its major suppliers. As per the terms of the Agreement, the loan will be paid back at installments of $15,478 at the 1st of every month, beginning at May 1, 2006 and ending at April 1, 2009. The loan carries an interest rate of 8%. This agreement was modified on April 1, 2006 to begin repayment on February 1,2007. The loan is secured by all inventories, equipment, appliances, furnishings and fixtures of this supplier. As of September 30, 2006, the Company's loan receivable outstanding totaled $630,361 consisting of principal repayments less than one year and greater than one year of $108,346 and $520,015, respectively.


NOTE F  OTHER CURRENT LIABILITIES

As of September 30, 2006 other current liabilities consists of the following:

Payroll and payroll taxes payables   $   31,648

Accrued expenses                        153,593

Credit cards payable                      7,081
                                     ----------
    TOTALS                           $  192,322
                                     ==========


Payroll and payroll taxes payables are related to the payroll and payroll taxes accruals for the year end.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------

NOTE G    BANK LINE OF CREDIT

The Company has a credit facility with a bank with a maximum borrowing limit of $1,150,000, expiring on January 31, 2007. Interest on advances is charged at a rate of .25 percentage points under the Key Bank's announced Prime Rate (8% as of September 30, 2006). Borrowings under the agreement are collateralized by substantially all the Company's assets. As of September 30, 2006, the balance outstanding totaled $1,100,000. The Company is in compliance with all terms of the loan.

NOTE H  NOTES PAYABLE

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

As of September 30, 2006, notes payable consisted of the following:

Mortgage loan payable in 120 monthly principal installments
plus interest thereon at the Banks prime lending rate plus
..25% per annum. The loan is secured by a first deed of trust on real property and improvements located in Howell, MI. The
Company's Chief Executive and Chief Operating Officers and
principal shareholders personally guaranty the loan                $    741,524

Mortgage loan payable in 240 monthly principal installments
plus interest thereon at the Banks prime lending rate plus
..25% per annum. The loan is secured by a second deed of trust on real property and improvements located in Howell, MI. The
Company's Chief Executive and Chief Operating Officers and
principal shareholders personally guaranty the loan.                    613,104

Note payable, unsecured, payable in monthly installments of
interest only 11.5% per annum Principal and accrued interest
due in full in January 2008.                                            130,000
                                                                   ------------
                                                                      1,484,628
Less: current maturities                                                 38,415
                                                                   ------------
                                                                   $  1,446,213
                                                                   ============


Payments for notes payable, including the JCMD loans for next five year ending September 30, are as follows:

TWELVE MONTHS ENDING


     2007                                         $   38,415
     2008                                            170,908
     2009                                             43,570
     2010                                             46,412
     2011                                             49,446
     Beyond                                        1,135,877
                                                  ----------
     TOTAL                                        $1,484,628
                                                  ==========

NOTE I  CAPITAL LEASE OBLIGATIONS

Automobile and equipment includes the following amounts for capitalized leases at September 30, 2006:

                                                                         2006
                                                                      ---------
Automobile and equipment                                              $ 348,316
Less: accumulated depreciation and amortization                         112,755
                                                                      ---------
                                                                      $ 235,561
                                                                      =========

Future minimum lease payments required under the capital leases are as follows:

2006                                                                  $ 190,379
                                                                      ---------
Less: amount representing interest                                       17,501
                                                                      ---------
Subtotal                                                                172,878
Less: current portion                                                    75,675
                                                                      ---------
Long-term portion                                                     $  97,203
                                                                      =========

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------


Following is a schedule of the Company's future minimum capital lease obligations:

September 30,

2007                                                   $  80,050
2008                                                      68,677
2009                                                      26,108
2010                                                      13,478
2011                                                       2,066
                                                       ---------
Total                                                    190,379
Less, interest                                            17,501
                                                       ---------
Present value of minimum capital lease obligations     $ 172,878


As of September 30, 2006, the Company had equipment and automobiles purchased under non-cancelable capital leases with an original and net book value of $270,064 and $199,243, respectively. For the year ended September 30, 2006 and 2005, depreciation was $51,147 and $19,647, respectively.

NOTE J    NOTES PAYABLE- RELATED PARTY

At September 30, 2006, the related party note payable outstanding balance was $7,031. For the years ended September 30, 2006 and 2005, no related party interest has been charged to operations as the same has been waived.

                        MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------


NOTE K   STOCKHOLDERS' EQUITY

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of September 30, 2006, the Company has issued and outstanding 11,228,280 shares of common stock. As of September 30, 2006, the Company has no issued and outstanding shares of preferred stock.

In March 2005, the Company cancelled 200,000 shares of common stock that were issued previously to a consultant in June 2004. The original issuance of shares was issued subject to the delivery of certain investor relations services to the Company. The services were not delivered. Accordingly, the consultant agreed to surrender the shares to the Company.

In August 2006, the Company issued 112,000 shares of its restricted common stock for a one year contract for a variety of investor relations and financial consulting services valued at $1.00 per shared which represents the fair value of the services that will be rendered , which does not differ materially from the value of the shares issued.

In August, 2006, the Company issued 64,285 shares of restricted common stock for current and future legal services to be rendered to the Company valued at $1.00 per share which represents the fair value of the services that will be rendered, which does not differ materially from the value of the shares issued

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------

NOTE L   STOCK OPTIONS AND WARRANTS


Stock Options
-------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2006:


                                Options Outstanding                               Options Exercisable
                        --------------------------------                       ----------------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
       $ 1.00            250,000                2.25               $ 1.00        250,000        $ 1.00
       $ 1.25            200,000                2.25                 1.25        200,000          1.25
                        --------               -----              -------       --------       -------
                         450,000                2.25               $ 1.00        450,000        $ 1.11
                        ========               =====              =======       ========       =======

Transactions involving options issued to non-employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares    Price Per Share
                                           ----------------    ---------------
       Outstanding at October 1, 2004            250,000              1.00
          Granted                                   -                   -
          Exercised                                 -                   -
          Canceled or expired                       -                   -
                                               ----------         ---------
       Outstanding at September 30, 2005         250,000          $   1.00
                                               ==========         =========
          Granted                                200,000              1.25
          Exercised                                    -                 -
          Canceled or expired                          -                 -
                                               ----------         ---------
       Outstanding at September 30, 2006         450,000          $   1.11
                                               ==========         =========

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees and consultants of the Company as of September 30, 2006:


                                Warrants Outstanding                              Warrants Exercisable
                        --------------------------------                       ----------------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
       $0.50            1,000,000               2.25               $ 0.50      1,000,000          $ 0.50
                        ----------              -----              -------     ----------         -------
                        1,000,000               2.25               $ 0.50      1,000,000          $ 0.50
                        ==========              =====              =======     ==========         =======


                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------

NOTE L   STOCK OPTIONS AND WARRANTS (Continued)

Warrants (continued)
-------------------

Transactions involving warrants issued to non-employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares    Price Per Share
                                           ----------------    ---------------
       Outstanding at October 1, 2003                  -        $      -
          Granted                               1,000,000           0.50

          Exercised                                    -               -
          Canceled or expired                          -               -
                                               ----------       ---------
       Outstanding at September 30, 2004       1,000,000            0.50

                                               ==========       =========
          Granted                                  -                -
          Exercised                                -                -
          Canceled or expired                      -                -
                                               ----------       ---------
       Outstanding at September 30, 2005       1,000,000        $   0.50
                                               ==========       =========

          Granted                                  -                -
          Exercised                                -                -
          Canceled or expired                      -                -
                                               ----------       ---------
       Outstanding at September 30, 2006       1,000,000        $   0.50
                                               ==========       =========


The weighted-average fair value of stock options and warrants granted to non-employees during the years ended September 30, 2006 and 2005 and the significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                           2006         2005
                                                        ----------   ----------
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                        4.5%         N/A
Expected stock price volatility                             37.7%         N/A
Expected dividend payout                                     --           --
Expected option life-years (a)                               2.25         N/A

(a) The expected option/warrant life is based on contractual expiration dates.


NOTE M   OTHER INCOME (EXPENSE)

For the years ended September 30, other income (expense) consists of the following:

                                                             2006        2005
                                                          ---------   ---------
Net gains on disposal of asset                            $           $

Miscellaneous income                                         6,346       3,850

Interest income                                              ---         2,801

Loss on foreign exchange currency transaction              (16,521)     (2,909)
                                                          ---------   ---------

    Totals                                                $(10,175)   $   3,742
                                                          =========   =========


Miscellaneous income includes the credits from vendors for various immaterial services rendered, warranty claims, and other receipts.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------

NOTE N   DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically uses foreign exchange contracts for trading purposes. There were no foreign currency exchange contracts outstanding as of September 30, 2006.

The Company's short term foreign currency contracts subject the Company to risk due to foreign exchange rate fluctuations, because gains and losses on these instruments may have significant impact on the results of operations.

NOTE O   PROVISION FOR INCOME TAXES


The component of income tax expense attributable to continuing operations for the years ended September 30, 2006 and 2005 are as follows:

                                                            2006          2005
                                                         ---------     ---------
Federal
         Current                                         $107,430      $ 85,675
         Deferred tax expense                                  --             --
                                                         ---------     ---------
                                                          107,430        85,675
                                                         ---------     ---------

State
         Current                                           10,274        11,100
         Deferred tax expense                                  --             --
                                                         ---------     ---------
                                                           10,274        11,100
                                                         ---------     ---------

Total                                                    $117,704      $ 96,775
                                                         ========      =========


The following table reconciles income taxes based on U.S. statutory tax rate to the Company's income tax expense from continuing operations:

                                                             2006         2005
                                                          ---------    ---------

Income tax based on the U. S. statutory tax rate          $107,430     $ 85,675
State income taxes                                          10,274       11,100
                                                          ---------    ---------
Total                                                     $117,704     $ 96,775
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

An analysis of the Company's deferred tax assets and deferred tax liabilities at September 30, 2006 showing the tax effect of significant temporary differences is as follows:

                                                             2006
                                                          ---------
Deferred tax assets
         Warranty reserve                                 $   7,023

Deferred tax liabilities
         Accumulated depreciation                           (30,361)
                                                          ---------

Total                                                     $  23,338
                                                          =========

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------

NOTE P   EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share for the years ended September 30, 2006 and 2005:


                                                        2006          2005
                                                    ------------   ------------
Net income available for common shareholders        $    305,950   $    179,809
                                                    ------------   ------------
Weighted average common shares outstanding
  for basic earnings per share                        11,074,031     11,051,995
Weighted average common shares outstanding
  for dilutive earnings per share                     12,324,031     11,051,995
                                                    ------------   ------------
Basic earnings per share                            $       0.03   $       0.02
Dilutive earnings per share                         $       0.03   $       0.02

During the year ended September 30, 2006, options and warrants to purchase were included in the dilutive earnings computation totaling 250,000 and 1,000,000 common shares at weighted average exercise prices of $1.00 and $.50,respectively.

NOTE Q   ECONOMIC DEPENDENCY

During the year ended September 30, 2006 approximately, $8,273,625 (88%) of total 2006 revenues were derived from and $1,534,443 (93%) of the total accounts receivable at September 30, 2006 were due from three customers.

During the year ended September 30, 2005 approximately, $7,128,880 (88%) of total 2005,revenues were derived from three customers.

During the year ended September 30, 2006 approximately, $4,478,954 (62%) of total 2006 purchases were made from and $1,060,865 (74%) of the total accounts payable at September 30, 2006 were due to three suppliers.

During the year ended September 30, 2005 approximately, $4,383,004 (78%) of total 2005,purchases were made from three suppliers.

NOTE R   COMMITMENTS AND CONTINGENCIES

Related Party Lease Obligations and Transactions

In August 2006, the Company purchased a vehicle from a Company officer for $12,000, which approximates the asset's fair value.

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

Following is a schedule of the Company's annual related party operating lease commitments for the coming three years:

2007              $155,435
2008              $158,544
2009              $161,715
2010              $     --
Total             $475,694

During the years ended September 30, 2006 and 2005, the Company incurred rent expense of $151,641 and $150,675, respectively.

                         MARKETING WORLDWIDE CORPORATION
                 Notes to the Consolidated Financial Statements
                           September 30, 2006 and 2005
--------------------------------------------------------------------------------

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

Item 8B. Other Information.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act.

Michael Winzkowski, age 56, and James C. Marvin, age 51, are the directors of MWW. Both were appointed to MWW's board of directors in October 2003 in connection with the purchase of MWWLLC. In October 2003, both men were elected to serve until the next annual meeting of the stockholders. Mr. Winzkowski was appointed by the board of directors to serve as Chief Executive Officer, President and Secretary. Mr. Marvin was appointed by the board of directors to serve as Chief Operating Officer and Chief Financial Officer. The board made these appointments in October 2003. No member of the board is independent since both directors are employees of MWW. MWW does not have a standard arrangement for the compensation of its directors. At present, MWW's directors serve without compensation for acting as directors and do not receive any special compensation for committee participation or special assignments, but do receive salaries and other benefits as employees of MWW.

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

In August 1997, Mr. Winzkowski (age 56) became Director of the Inalfa Industries Global Aftermarket Operations, CEO of North America and a member of the Board of Directors. In September 2000, Mr. Winzkowski left his position with Inalfa to serve as the President of Marketing Worldwide. Mr. Winzkowski has served as Chief Executive Officer, President, Secretary and Director of MWW Corporation since October 2003. Mr. Winzkowski holds a degree in chemical Bio-Engineering and in addition studied Business, Marketing and Accounting Administration. He is an accomplished commercial pilot with close to 10,000 Hrs of flight experience, holding European and US Commercial, Air Transport Pilot and Instrument pilot certificates and a variety of Turboprop and Business Jet type ratings along with his single and multi engine ratings. Mr. Winzkowski is a member and manager of

JCMD Properties LLC. MWW moved into a new facility in Howell, Michigan as its principal business location, which was built to suit MWW's requirements by JCMD Properties LLC under a long term lease agreement. (See Certain Relationships and Related Transactions on page 23) JCMD LLC was formed in the state of Michigan on December 31, 2003 as a property development and management company. Mr. Winzkowski and Mr. Marvin have been the members and managers of JCMD Properties LLC since its formation.

In August 1997 Mr. Marvin (age 51) became the COO and a member of the Board of Directors of the North American Aftermarket entity of Inalfa Industries. In November 2000, Mr. Marvin became the Managing Director of Operations and co-owner of Marketing Worldwide. Since October 2003, James C. Marvin has served as Chief Operating Officer, Chief Financial Officer and Director of MWW Corporation. Mr. Marvin attended Lake Superior and Cleary Universities majoring in Business and obtained degrees in Business Accounting and Business Administration. Mr. Marvin is a member and manager of JCMD Properties LLC. MWW moved into a new facility in Howell, Michigan as its principal business location, which was built to suit MWW's requirements by JCMD Properties LLC under a long term lease agreement. (See Certain Relationships and Related Transactions) JCMD LLC was formed in the state of Michigan on December 31, 2003 as a property development and management company. Mr. Winzkowski and Mr. Marvin have been the members and managers of JCMD LLC since its formation.

The following individuals are expected to make significant a contribution to the business.

In May 2006 Mr. Douglas Bonstead joined the company as VP of Sales. Mr. Bonstead Has 30 years of experience in automotive accessory sales and operational Management. Holding senior management positions at leading automotive Accessory companies. Mr. Bonstead has been an active member of SEMA (Specialty Equipment Market Association) holding positions as a member of the Board of Directors Nominating committee 1995 and as the Board of Directors PRO Chairman 1994 -1996.

In May 2006 Mr. Scott Turpin joined the company as Director of Engineering and Product Development. He has held positions as a project engineer and project manager for companies such as Magna Automotive-Decoma in Specialty Vehicle Engineering, Lear Corporation for the development of several Ford F150 products and has directed the design and development for three successive product launches at Johnson Controls. Mr. Turpin holds a B.S, in mechanical engineering.

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

Item 10. Executive Compensation.

The Summary Compensation Table below identifies the compensation of Michael Winzkowski and James Marvin. Mr. Winzkowski and Mr. Marvin are the only MWW executives with total annual salary and bonus that exceeded $100,000 during the last two years. Mr. Winzkowski and Mr. Marvin entered written employment agreements with MWW on March 23, 2003 for the two year period from October 1, 2003 through September 30, 2006. During the first year of the employment term, Mr. Winzkowski and Mr. Marvin each earn $120,000 as their base salary; receive a car allowance and discretionary bonuses. MWW and its predecessor MWWLLC paid no bonuses to Mr. Winzkowski and Mr. Marvin during 2004, 2005 or 2006 and each received bonuses of $117,000 during fiscal 2003 for payment of the partnership taxes.


----------------------------------------------------------------------------------------------------------------
                                               SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------
                                                                       Long Term Compensation
                                                             -------------------------------------
                                  Annual Compensation                   Awards           Payouts
                        -----------------------------------  ------------------------- -----------
 (a)                  (b)       (c)         (d)        (e)         (f)             (g)            (h)      (i)
Name                                             Other       Restricted    Securities
and                                              Annual      Stock         Underlying         LTIP      All Other
Principal                                        Compen-                   Options/SARS
Position         Year     Salary($)   Bonus($)   sation($)   ($)           (#)                ($)       ($)
----------------------------------------------------------------------------------------------------------------
Michael           2006     130,000            0      0           0           0                 0         0
Winzkowski        2005     124,230            0      0           0           0                 0         0
CEO               2004     137,344            0      0           0           0                 0         0
----------------------------------------------------------------------------------------------------------------
James             2006     120,000            0      0           0           0                 0         0
Marvin            2005     124,230            0      0           0           0                 0         0
COO               2004     137,344            0      0           0           0                 0         0
----------------------------------------------------------------------------------------------------------------
Greg Green        2006
Sales Mgr.        2005    <100,000            0      0           0           0                 0         0
                  2004    <100,000            0      0           0           0                 0         0
----------------------------------------------------------------------------------------------------------------


Mr. Winzkowski and Mr. Marvin receive a car monthly allowance of $656 and $0, respectively.

MWW did not make any option or SAR grants in its last fiscal year and has not adopted a long term incentive compensation plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2006, by:

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

  $.001 par value          All directors and officers as a group (2          9,129,600                     81%
  common stock             individuals)

* Wendover Investments Limited owns 4,000 shares of common stock and a common stock purchase warrant to acquire up to 1,000,000 shares of common stock at purchase price of $.50 per share. Mr. Robert Lyons is the principal of Wendover Investments Limited. Under Rule 13(d)(1) a person is deemed the beneficial owner if that person has the right to acquire the securities within 60 days pursuant to options, warrants, conversion privileges or other rights.

** Percentages are based upon the amount of outstanding securities at December 28, 2006, 11,228,280 shares, plus for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

Item 12. Certain Relationships and Related Transactions.

On October 1, 2003, MWW acquired 100% of the membership interests in Marketing Worldwide LLC, a Michigan limited liability company ("MWWLLC"), in a tax-free exchange whereby MWWLLC became a wholly owned subsidiary of MWW. Under the Purchase Agreement, the three selling members of MWWLLC were issued 9,600,000 shares of common stock. Michael Winzkowski received 4,564,800 shares, James C. Marvin received 4,564,800 shares and Gregory G. Green received 470,400 shares of MWW under the Purchase Agreement. Immediately following the transaction, Michael Winzkowski and James C. Marvin became the officers and directors of MWW. Mr. Winzkowski and Mr. Marvin serve as members of MWW's board of directors without compensation. However, Mr. Winzkowski and Mr. Marvin have written employment agreements with MWWLLC and received annual compensation of $137,344 and $120,000 for the year ended September 30, 2004 and 2003, respectively. Further, each received a bonus of $0 and $117,000 for the year ended September 30, 2004 and 2003, respectively. No bonuses were paid to Mr. Winzkowski and Mr. Marvin in 2005 or 2006.

At September 30, 2003, MWW reported a related party note payable balance of $215,533. The amount was due and owing to Mr. Winzkowski and Mr. Marvin. For the year ended September 30, 2003, no related party interest was charged to operation because the interest was waived. As of September 30, 2004, all related party notes were repaid by MWW. During the next twelve months, MWW will make lease payments under a five-year lease with a landlord, JCMD Properties LLC that is owned by James Marvin and Michael Winzkowski. The monthly lease payments are $12,699 per month.

In August 2006, the Company purchased a vehicle from James Marvin for $12,000, which approximates the asset's fair value.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.


                                September 30, 2006            September 30, 2005
                                ------------------            ------------------
(i)        Audit Fees              $    113,938                 $    100,896
(ii)       Audit Related Fees                --                           --
(iii)      Tax Fees                      10,000                       10,000
(v)        All Other Fees                    --                           --
                                  -------------                 ------------
Total fees                        $     123,938                 $    110,896
                                  =============                 ============

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Global Energy Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

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

                                       MARKETING WORLDWIDE CORPORATION


                                       BY: /S/ MICHAEL WINZKOWSKI
                                       -------------------------------
                                       NAME: MICHAEL WINZKOWSKI
                                       TITLE: CHIEF EXECUTIVE OFFICER
                                       Date: January 9, 2007


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       BY: /S/ MICHAEL WINZKOWSKI
                                       -------------------------------
                                       NAME: MICHAEL WINZKOWSKI
                                       TITLE: CHIEF EXECUTIVE OFFICER,
                                       SECRETARY AND DIRECTOR
                                       Date: January 9, 2007

                                       BY: /S/ JAMES C. MARVIN
                                       ------------------------------
                                       NAME: JAMES C. MARVIN
                                       TITLE: CHIEF FINANCIAL OFFICER
                                       AND DIRECTOR
                                       Date: January 9, 2007