Form 10QSB
period 2006-12-31
MARKETING WORLDWIDE CORP
filed 2007-02-13
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM OCTOBER 1, 2006 TO
                               DECEMBER 31, 2006.

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

As of February 11, 2007, the Registrant had 11,228,280 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         MARKETING WORLDWIDE CORPORATION

                     Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending December 31, 2006

                                Table of Contents


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet:                        4
                  December 31, 2006 (unaudited)

                  Condensed Consolidated Statements of Income (unaudited):     5
                  Three Months Ended December 31, 2006 and 2005

                  Condensed Consolidated Statements of Cash Flows (unaudited): 6 Three Months Ended December 31, 2006 and 2005

                  Notes to Condensed Consolidated Financial Statements         7
                  (unaudited): December 31, 2006

         Item 2.  Management Discussion and Analysis                          13

         Item 3. Controls and Procedures                                      17

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           17

         Item 2.  Changes in Securities                                       17

         Item 3.  Defaults Upon Senior Securities                             17

         Item 4.  Submission of Matters to a Vote of Security Holders         17

         Item 5.  Other Information                                           17

         Item 6.  Exhibits                                                    18

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months Ended December 31, 2006 and 2005 have been prepared by Marketing Worldwide Corporation, a Delaware corporation.

MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

Current assets:
Cash and cash equivalents                                             $  109,049
Accounts receivable, net                                               1,049,585
Inventories                                                            1,375,166
Other current assets                                                     289,864
                                                                      ----------
TOTAL CURRENT ASSETS                                                   2,823,664

Property, plant and equipment, net                                     2,072,886

Other assets, net                                                        541,415
                                                                      ----------
Total                                                                 $5,437,965
                                                                      ==========

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Bank Line of Credit                                                   $1,100,000
Current portion of capital lease obligations                             112,534
Accounts payable                                                         677,135
Notes payable - related parties                                            7,031
Other current liabilities                                                190,561
                                                                      ----------
TOTAL CURRENT LIABILITIES                                              2,087,261

Notes Payable - long term portion                                      1,438,710
Capital leases - long term portion                                        77,205
Deferred tax liability - long term portion                                30,361
                                                                      ----------
TOTAL LIABILITIES                                                      3,633,537
                                                                      ----------


Interest in Non-Controlling Entity                                       220,969
                                                                      ----------


Stockholders equity:
Preferred stock - $0.001 par value, 10,000,000 shares
  authorized: Shares issued and outstanding - 0                               --
Common stock - $0.001 per value, 100,000,000 shares
  authorized: 11,228,280 shares issued and outstanding
  at December 31, 2006                                                    11,228
Additional paid-in capital                                               988,837
Retained earnings                                                        583,394
                                                                      ----------
TOTAL STOCKHOLDERS EQUITY                                              1,583,459
                                                                      ----------
Total                                                                 $5,437,965
                                                                      ==========


             See accompanying footnotes to the unaudited condensed
                       consolidated financial statements

                         MARKETING WORLDWIDE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                        2006            2005
                                                    ------------    ------------

NET SALES                                           $  2,161,158    $  1,952,280

Cost of sales                                          1,514,178       1,476,968
                                                    ------------    ------------
GROSS PROFIT                                             646,980         475,312
                                                    ------------    ------------

OPERATING EXPENSES:
     Selling, general and administrative expenses        527,206         401,225
     Financial Expense                                    56,500          26,581
                                                    ------------    ------------
         TOTAL OPERATING EXPENSES                        583,706         427,806
                                                    ------------    ------------

INCOME FROM OPERATIONS                                    63,274          47,506

Other Expenses/ Income                                    13,000              10
                                                    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                  50,274          47,516

Provision for income taxes                                12,000          16,630
                                                    ------------    ------------
Income before minority interest                           38,274          30,886

Minority interest                                          5,999           3,569
                                                    ------------    ------------

NET INCOME                                          $     32,275    $     27,317
                                                    ============    ============
Earnings per share
   Basic                                            $       0.00    $       0.00
                                                    ============    ============
   Diluted                                          $       0.00    $       0.00

                                                    ============    ============
Weighted average common share outstanding
   Basic                                              11,228,280      11,051,995
                                                    ============    ============
   Diluted                                            12,478,280      11,282,764
                                                    ============    ============


             See accompanying footnotes to the unaudited condensed
                        consolidated financial statements

                           MARKETING WORLDWIDE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Three Months Ended December 31, 2006 and 2005
                                     (UNAUDITED)
------------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                                    December 31,
                                                                 2006         2005
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $  32,275    $  27,317
                                                              ---------    ---------
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
     Depreciation                                                60,727       25,675


CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Decrease (increase) in accounts receivable                 599,535     (223,235)
     Decrease (increase) in inventories                        (237,458)     179,252
     Increase in other assets                                    20,944          550
     Decrease in accounts payable                              (611,313)     143,814
     (Decrease) increase in other current liabilities           (74,276)       6,289
                                                              ---------    ---------
         TOTAL ADJUSTMENTS                                     (241,841)     135,914
                                                              ---------    ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (209,566)     159,662
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipments                      (2,091)    (119,572)
     Loan receivable advances                                        74      (73,064)
                                                              ---------    ---------
         NET CASH USED IN INVESTING ACTIVITIES                   (2,017)    (192,636)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Minority interest                                            5,999        3,569
     Repayment of note payable - related parties                      0            0
     Proceeds from (repayment of) line of credit                      0       50,000
     Repayment of notes payable and capital leases              (29,056)     (26,968)
                                                              ---------    ---------
         NET CASH PROVIDED (USED IN)BY FINANCING ACTIVITIES     (23,057)      23,032
                                                              ---------    ---------
         NET DECREASE IN CASH AND CASH EQUIVALENTS             (234,640)      (6,373)
Cash and cash equivalents at beginning of the Period            343,689      187,223
                                                              ---------    ---------
         CASH AND CASH EQUIVALENTS AT END OF THE PERIOD       $ 109,049    $ 181,223
                                                              =========    =========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
     Cash paid during the Quarter for interest                $  56,500    $  26,581
                                                              =========    =========
     Cash paid during the Quarter for income taxes            $       0    $   1,969
                                                              =========    =========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital lease obligations incurred in connection
with the acquisition of property, plant and equipment         $       0    $ 105,703

Deposit applied to acquisition of property, plant and
Equipment                                                     $       0    $  29,976


                See accompanying footnotes to the unaudited condensed
                          consolidated financial statements

                                          6

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended December 31, 2006, are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liabilities fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2005. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior period's financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2005), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt Statement 123(R) on October 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of December 31, 2006, the Company has issued and outstanding 11,288,280 shares of common stock. As of December 31, 2006, the Company has no issued and outstanding shares of preferred stock.

NOTE C- STOCK OPTIONS AND WARRANTS

During the Three Months Ended December 31, 2006 the Company did not grant any compensatory stock options and warrants to non-employees. Accordingly no compensation costs were charged to operations during the three months ended December 31, 2006.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of December 31, 2006:

                            Options Outstanding                                 Options Exercisable
                     --------------------------------                       ----------------------------
                                       Weighted Average        Weighed                       Weighted
                       Number       Remaining Contractual      Average         Number        Average
Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
---------------     -----------          ------------       --------------  -----------   --------------
     $ 1.00            250,000                2.00               $ 1.00        250,000        $ 1.00
     $ 1.25            200,000                2.00               $ 1.25        200,000        $ 1.25
                      --------               -----              -------       --------       -------
                       450,000                2.00               $ 1.11        450,000        $ 1.11
                      ========               =====              =======       ========       =======


Transactions involving options issued to non-employees are summarized as follows:

                                                                Weighted Average
                                             Number of Shares   Price Per Share
                                             ----------------   ---------------
         Outstanding at October 1, 2006            450,000         $   1.11
            Granted                                      -                -
            Exercised                                    -                -
            Canceled or expired                          -                -
                                                 ---------         --------
         Outstanding at December 31, 2006          450,000         $   1.11
                                                 =========         ========


NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of December 31, 2006:

                           Warrants Outstanding                                 Warrants Exercisable
                     --------------------------------                       ----------------------------
                                       Weighted Average        Weighed                       Weighted
                       Number       Remaining Contractual      Average         Number        Average
Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
---------------     -----------          ------------       --------------  -----------   --------------
     $0.50            1,000,000               2.00               $ 0.50      1,000,000          $ 0.50
                     ----------              -----              -------     ----------         -------
                      1,000,000               2.00               $ 0.50      1,000,000          $ 0.50
                     ==========              =====              =======     ==========         =======

Transactions involving warrants issued to non-employees are summarized as follows:

                                                                Weighted Average
                                             Number of Shares   Price per Share
                                             ----------------   ---------------
         Outstanding at October 1, 2006          1,000,000          $   0.50
            Granted                                      -                 -
            Exercised                                    -                 -
            Canceled or expired                          -                 -
                                                 ---------          --------
         Outstanding at December 31, 2006        1,000,000          $   0.50
                                                 =========          ========

                           MARKETING WORLDWIDE CORPORATION
          Notes to the Consolidated Financial Statements December 31, 2006

                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE E - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On June 6, 2005 and August 8, 2005, JCMD Properties LLC, an entity controlled by the Company's Chief Executive and Chief Operating officers respectively ("JCMD"), entered into a Secured Loan Agreement with a financial institution, in connection with the financing of real property and improvements ("property"). This agreement is guaranteed by the company.

The property is leased to the Company under a long term operating lease beginning on January 1, 2005. Under the loan agreements, JCMD is obligated to make periodic payments of principal repayments and interest (see Note I). The Company has no equity interest in JCMD or the property.

Based on the terms of the lending agreement with the above entity, the Company determined that JCMD was a variable interest entity ("VIE") and the Company was the primary beneficiary under FIN No. 46 since JCMD does not have sufficient equity at risk for the entity to finance its activities.

FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. Accordingly, the Company adopted FIN No. 46 and consolidated JCMD as a VIE, regardless of the Company not having an equity interest in JCMD. The Company consolidated JCMD in the three months ended December 31, 2006 and 2005. JCMD's liabilities will be satisfied from the cash flows of the JCMD's assets and revenues belonging to JCMD.

Included in the Company's consolidated balance sheet at December 31, 2006 are the following net assets of JCMD:

                         MARKETING WORLDWIDE CORPORATION
          Notes to the Consolidated Financial Statements December 31, 2006

                                   (Unaudited)
--------------------------------------------------------------------------------

ASSETS (JCMD)

   Cash and cash equivalents                                         $   30,375
   Accounts Receivable, prepaid expenses and other current assets       184,939
                                                                     ----------

   Total current assets                                                 215,314

   Property and equipment, net of accumulated depreciation
   of $45,521                                                         1,331,824

   Other assets                                                          19,400
                                                                     ----------
 Total Assets                                                        $1,566,538
                                                                     ----------
LIABILITIES
   Current portion of long-term debt                                 $   36,859
   Accounts Payable and accrued liabilities                                   0
                                                                     ----------
         Total current liabilities                                       36,859

   Long-term debt                                                     1,308,710
                                                                     ----------
Total liabilities                                                    $1,345,569
                                                                     ----------

Net assets                                                           $  220,969


Consolidated results of operations include the following:
   Revenues - Real Estate                                            $   38,097

   Costs and expenses - Real Estate
         Operating Expenses                                               1,818
         Depreciation and amortization                                    8,000
         Interest                                                        22,280
                                                                     ----------
         Total costs and expenses - Real Estate                          32,098
                                                                     ----------

         Operating Income Real Estate                                $    5,999
                                                                     ==========


NOTE F - SUBSEQUENT EVENT

The Company renewed its credit facility on February 9, 2007 and was approved for an increased credit line with Key Bank with a maximum borrowing limit increased from $1,150,000 to $1,500,000, expiring on February 1, 2008. The line of credit is set up with an annual renewal provision. Interest on advances are charged at a rate of .25 percentage points under the Key Bank's announced Prime Rate. Borrowings under the agreement are collateralized by substantially all the Company's assets.

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

BUSINESS OVERVIEW

Marketing Worldwide, LLC, a Michigan limited liability company ("MWWLLC"), was formed in 1998 as a marketing and sales platform for the automotive accessories market. Marketing Worldwide Corporation ("MWW") was formed by filing its certificate of incorporation in Delaware on July 23, 2003. On October 1, 2003, MWW acquired 100% of the membership interests in Marketing Worldwide LLC; in a tax-free exchange whereby MWWLLC became a wholly owned subsidiary of MWW.

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

We have established initial relationships and continued to expand relationships with several other major foreign and domestic automobile manufacturers. We have expanded the scope of the deliveries of accessory programs for the Toyota Matrix directly to the Toyota Motor Manufacturing Corporation assembly plant in Canada and we have also recently delivered our second accessory program to Kia Motors America. We are in various stages of negotiations and proposals to provide our accessory programs to other major foreign and domestic automobile manufacturers such as Nissan, Honda and Hyundai.

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

In order to better control warranty return levels, beginning in 2005, we tightened the rules for authorized warranty returns, placed further restrictions on the amounts customers can return and instituted a program so that our management can improve on estimating potential future product returns.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2006 TO THE THREE MONTHS ENDED DECEMBER 31, 2005.

SALES. Net sales during the first quarter 2007 (three months ending December 31, 2006) were $2,161,158, an increase of $208,878, or 10.6 %, compared to
$1,952,280 during the first quarter 2006. Contributing to the sales increase was higher initial volume associated with the Toyota Camry Spoiler sales, the new Camry Dual Exhaust system, and increased sales to TMMC on the Matrix component supply program directly to Toyota Canada. The re-launch of the Tacoma Aero package, and the initial launch of two Tundra accessory components are scheduled to launch in March and continue into April.

GROSS MARGINS. Gross margins for the first quarter 2007 increased to 29.9% as compared to the same gross margin of 24% in 2006. . Higher margins resulted as new programs launch have been launched and continued material cost reductions have been implemented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $125,981 to $527,206 in the first quarter of 2007, compared to $401,225 in the first quarter of 2006. This increase was primarily due to an increase in depreciation, administrative and sales expenses, caused by new hiring, costs associated with the development of new programs, and a $25,200 increase in outside professional services.

In addition, MWW incurred interest expense of $56,500 in the first quarter 2007 as compared to $26,581 the same quarter in 2006, an increase of $29,919. The increased interest amount was caused by an increase in the prime rate for MWW's credit line, additional borrowings and the additional interest expense arising out of the consolidation of the JCMD property for purposes of this financial statement. MWW's portion of the total interest amount was $33,639 and JCMD was $22,280.

OPERATING INCOME. Operating income increased by $ 15,768 or 33.1% to $63,274 in the first quarter of 2007, compared to $ 47,506 in the first quarter of 2006. This increase was primarily due to the overall increased sales and related improvement in gross margins.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first three months of fiscal year 2007, cash used by operations amounted to $209,566.

Our profitability and working capital requirements have become larger with newly awarded programs and arising program development opportunities to secure additional large customers. These increased working capital requirements are funded by borrowings from our line of credit and cash generated from operations. Management has disclosed plans to seek additional capital through the selling of securities to be used for general corporate purposes, product development and customer base expansion. We anticipate that these sources of funds will continue to be adequate to meet our near term needs.

We met our cash requirements during the first quarter through the cash flow generated by the Company. Based on MWW's anticipated growth and the resulting continued need for financing, it is anticipated that interest costs will continue to increase in the future. There is no substantial seasonal trend in our business. Fluctuations in revenues, inventories and receivables are somewhat dependent on the automobile manufacturers' model release schedules.

Under generally accepted accounting principles, specifically FASB FIN 46-R (and after the Security and Exchange Commission following consultation with management determined that JCMD is a VIE), MWW consolidates the assets, liabilities and non-controlling interest of JCMD Properties LLC, a "Variable Interest Entity" at fair value. The following mortgage obligations of JCMD Properties LLC pertain to the real property occupied by MWW. During fiscal 2006, JCMD Properties LLC had an interest only first mortgage of $611,600 with Key Bank. The interest rate was prime minus .25%. In October 2005, the $611,600 loan converted into a 20-year SBA loan with a fixed interest rate of 5.16% and results in a monthly payment of $4,802.74. On June 5, 2005, JCMD Properties LLC put a $764,500 10-year second mortgage against the real property occupied by MWW, the outstanding balance as of December 31, 2006 was $737,216. The second mortgage has a fixed interest rate of 7.69%. The outstanding balance at December 31, 2006 was $ 608,353. The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC that is now included in the combined financial statements are not the Company's.

The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC (an entity the Security and Exchange Commission determined is a VIE following consultation with management) that is now included in the combined financial statements are not the Company's. The liabilities of the VIE's will be satisfied from the cash flows of the VIE's assets and revenues belong to the VIE.

MWW currently has a $1,500,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs. On March 1, 2005, MWW entered into an asset based loan agreement with Key Bank N.A. to borrow up to $750,000 (the "Loan"). The Loan matured on January 31, 2006 and was increased and extended to February 1, 2008. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan further, Mr. Winzkowski, Mr. Marvin and JCMD Properties, LLC (an entity controlled by Mr. Winzkowski and Mr. Marvin) each executed a commercial guaranty for an unlimited amount in favor of Key Bank N.A. The Loan with Key Bank N.A. is a standard asset based loan agreement. The Loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than 3.50 to
1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12-month period. MWW is in compliance with the terms and conditions of its agreement with Key Bank N.A. MWW does not have restrictive covenants on any other indebtedness and believes that is has satisfactory relationships with its creditors. The current outstanding balance on the line of credit with Key Bank is approximately $1,100,000. The current interest rate is 8% and is based upon 1/4 point below the Prime Rate (currently 8.25%). The line of credit has been renewed for another one year period on March 1, 2006. The Company is incompliance with all terms of all loans.

The Company renewed its credit facility on February 9, 2007 and was approved for an increased credit line with Key Bank with a maximum borrowing limit increased from $1,150,000 to $1,500,000, expiring on February 1, 2008. The line of credit is set up with an annual renewal provision. Interest on advances are charged at a rate of .25 percentage points under the Key Bank's announced Prime Rate. Borrowings under the agreement are collateralized by substantially all the Company's assets.

MWW is the maker of an unsecured 11.5% interest bearing promissory note (the "11.5% Note") in the principal amount of $130,000 that matures on January 31, 2008. The "11.5% Note is payable to TWM Trading, an overseas company. MWW has a satisfactory relationship with TWM Trading, the holder of the 11.5% Note.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At December 31, 2006, the allowance for sales returns totaled $0.

Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2006, there were no determined requirements for the allowance for doubtful accounts.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. For the three months ended December 31, 2006 and 2005, we had an income tax expense provision of approximately $12,000 and $16,630, respectively. The valuation is based on our estimates of taxable income by jurisdiction in which we operate.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) EXHIBIT(S) DESCRIPTION

         Exhibits                                                       Page No.
         --------                                                       --------

         (3)(i)   Certificate of Incorporation *
         (3)(ii)  Bylaws *
         (4)(1)   Form of Common Stock Certificate *
         (4)(2)   Common Stock Purchase Warrant with Wendover Investments
                  Limited *
         (4)(3)   Stock Option Agreement with Richard O. Weed *
         (5)      Opinion on Legality *****
         (10)(1)  Consulting Agreement with Rainer Poertner ***
         (10)(2)  Fee Agreement with Weed & Co. LLP *
         (10)(3)  Purchase Agreement MWW and MWWLLC *
         (10)(4)  Amendment to Purchase Agreement between MWW and MWWLLC **
         (10)(5)  Employment Agreement with CEO Michael Winzkowski **
         (10)(6)  Employment Agreement with COO/CFO James Marvin **
         (10)(7)  Loan Agreement with KeyBank N.A. ***
         (10)(8)  Amendment to Consulting Agreement with Rainer Poertner ***
         (10)(10) Real Property Lease Agreement for 11224 Lemen Road, Suite A
                  ****
         (10)(11) Real Property Lease Agreement for 11236 Lemen Road ****
         (10)(12) Supplier and Warranty Agreement ****
         (10)(13) Business Loan Agreement April 4, 2006 with KeyBank N.A. ******
         (10)(14) Supplier and Warranty Agreement ****
         (10)(15) Blanket Purchase Order, Non-Disclosure and Confidentiality Agreement ******
         (10)(16) Lease Agreement and Amendment to Lease Agreement with JCMD Properties, LLC ******
         (10)(17) Consulting Agreement with Rainer Poertner dated July 1, 2006
                  ******
         (10)(18) Waiver of Cashless Exercise Provisions in Warrant by Wendover Investments Ltd. *******
         (10)(19) Waiver of Cashless Exercise Provisions in Stock Option by Richard O. Weed *******
         (10)(20) Extension of Employment Agreement with Michael Winzkowski dated October 15, 2006
         (10)(21) Extension of Employment Agreement with James Marvin dated October 15, 2006
         (21)     Subsidiaries of Registrant *
         (31)(1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         (31)(2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         (32)(1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.
         (32)(2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K

* previously filed on February 11, 2005 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279.

** previously filed on August 10, 2005 as part of the Registration Statement on Form 10-SB12G/A Amendment No. 1 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-04-001719.

*** previously filed on November 9, 2005 as part of the Registration Statement on Form 10-SB12G/A Amendment No. 2 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-04-002436.

**** previously filed on January 31, 2006 as part of the Form 10-KSB for the year ended September 30, 2005 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-05-000207.

***** previously filed on March 17, 2006 as part of the Form SB-2 of Marketing Worldwide Corporation SEC File 333-123380 Accession Number 0001019687-05-000728.

****** previously filed on September 15, 2006 as part of the Form SB-2 of Marketing Worldwide Corporation SEC File 333-123380 Accession Number 0001019687-05-002649.

******* previously filed on December 7, 2006 as part of the Form SB-2 of Marketing Worldwide Corporation SEC File 333-123380 Accession Number 0001019687-05-003367.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MARKETING WORLDWIDE CORPORATION
                                  (Registrant)

    (Date): February 13, 2006       /S/ JAMES MARVIN
                                   --------------------------------------------
                                   James Marvin
                                   Vice President Finance,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                            EXHIBIT INDEX

(10)(20) Extension of Employment Agreement with Michael Winzkowski dated October 15, 2006    Page 21
(10)(21) Extension of Employment Agreement with James Marvin dated October 15, 2006          Page 22
(31)(1)  Certification of Chief Executive Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.                                              Page 23
(31)(2)  Certification of Chief Financial Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.                                              Page 24
(32)(1)  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item
         601 of Regulation S-K.                                                              Page 25
(32)(2)  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item
         601 of Regulation S-K                                                               Page 26


                                                 20