Form 10QSB
period 2007-03-31
MARKETING WORLDWIDE CORP
filed 2007-05-14
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2007 TO
                                 MARCH 31, 2007.

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

As of May 10, 2007, the Registrant had 11,363,080 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         MARKETING WORLDWIDE CORPORATION

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2007

                                Table of Contents


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet:                        4
                  March 31, 2007 (unaudited)

                  Condensed Consolidated Statements of Income (unaudited):     5
                  Three Months and Six Month Ended March 31, 2007 and 2006

                  Condensed Consolidated Statements of Cash Flows (unaudited): 6 Six Months Ended March 31, 2007 and 2006

                  Notes to Condensed Consolidated Financial Statements         7
                  (unaudited): March 31, 2007

         Item 2.  Management Discussion and Analysis                          13

         Item 3. Controls and Procedures                                      18

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           18

         Item 2.  Changes in Securities                                       18

         Item 3.  Defaults Upon Senior Securities                             18

         Item 4.  Submission of Matters to a Vote of Security Holders         18

         Item 5.  Other Information                                           18

         Item 6.  Exhibits                                                    19

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months and six months ended March 31, 2007 and 2006 have been prepared by Marketing Worldwide Corporation, a Delaware corporation.

                         MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                                 March 31, 2007


ASSETS
Current assets:
Cash and cash equivalents                                             $  121,698
Accounts receivable, net                                               1,443,313
Inventories                                                            1,151,709
Other current assets                                                     305,773
                                                                      ----------
TOTAL CURRENT ASSETS                                                   3,022,493

Property, plant and equipment, net                                     2,031,660

Other assets, net                                                        499,234
                                                                      ----------

Total Assets                                                          $5,553,387
                                                                      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit                                                   $1,136,859
Notes payable and Capital Lease current portion                           48,242
Accounts payable                                                         824,650
Notes payable - related parties                                            7,031
Other current liabilities                                                 76,651
                                                                      ----------
TOTAL CURRENT LIABILITIES                                              2,093,433

Notes Payable - long term portion                                      1,429,590
Capital leases - long term portion                                        83,330
Deferred tax liability - long term portion                                30,361
                                                                      ----------
TOTAL LIABILITIES                                                      3,636,714

                                                                      ----------

Interest in Non-Controlling Entity                                       225,750
                                                                      ----------

Stockholders' equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
shares issued and outstanding - 0                                             --
Common stock - $0.001 per value, 100,000,000 shares authorized:
11,363,080 shares issued and outstanding at March 31, 2007                11,363
Additional paid-in capital                                             1,073,702
Retained earnings                                                        605,858

TOTAL STOCKHOLDERS' EQUITY                                             1,916,673
                                                                      ----------

Total Liability and Stockholders' Equity                              $5,553,387
                                                                      ==========



              See accompanying footnotes to the unaudited condensed
                        consolidated financial statements

                                               MARKETING WORLDWIDE CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                          (UNAUDITED)

                                                       Three Months Ended                  Six Months Ended
                                                            March 31,                          March 31,

                                                    2007                2006            2007               2006
                                                ------------       ------------      ------------      ------------
Sales                                           $  2,241,791       $  2,261,462      $  4,402,949      $  4,213,742

Cost of sales                                      1,568,978          1,672,980         3,083,156         3,149,948
                                                ------------       ------------      ------------      ------------
Gross profit                                         672,813            588,482         1,319,793         1,063,794

Operating Expenses:
Selling, general & administrative expenses           621,804            515,386         1,149,011           916,611
Financial expenses                                    38,745             37,398            95,245            63,980
                                                ------------       ------------      ------------      ------------

Total Operating Expenses                             660,549            552,784         1,244,256           980,591

Income from operations                                12,264             35,698            75,537            83,203

Other expense (income)                                 7,355                395            20,353              (405)
                                                ------------       ------------      ------------      ------------

Income before provision for income taxes               4,909             35,303            55,184            83,608

Provision for income taxes                              -                 3,500            12,000            20,130
                                                ------------       ------------      ------------      ------------

Income before minority interest                        4,909             31,803            43,184            63,478

Minority interest                                      4,780             26,145            10,779            29,714
                                                ------------       ------------      ------------      ------------

Net income                                      $        129       $      5,658      $     32,405      $     33,764
                                                ============       ============      ============      ============
Earnings per share
          Basic                                 $         --       $         --      $         --      $         --
                                                ============       ============      ============      ============

          Diluted                               $         --       $         --      $         --      $         --
                                                ============       ============      ============      ============

Weighted average common stock outstanding
          Basic                                   11,363,080         11,051,995        11,349,680        11,051,995
                                                ============       ============      ============      ============

          Diluted                                 12,363,000         11,282,764        12,349,680        11,282,764
                                                ============       ============      ============      ============

                                See accompanying footnotes to the unaudited condensed
                                          consolidated financial statements



                           MARKETING WORLDWIDE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Six Months Ended March 31, 2007 and 2006
                                     (UNAUDITED)
------------------------------------------------------------------------------------

                                                                 Six Months Ended
                                                                    March 31,
                                                                 2007         2006
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $  32,405    $  33,764
                                                              ---------    ---------
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
     Depreciation                                               121,891       52,280

     Common Stock issued in exchange for services               121,234            -


CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Decrease (increase) in accounts receivable                 205,807     (328,368)
     Decrease (increase) in inventories                         (14,001)    (136,822)
     Increase in other assets                                    25,133      (27,939)
     Decrease in accounts payable                              (463,799)     594,017
     (Decrease) increase in other current liabilities          (153,326)      14,814
                                                              ---------    ---------
         TOTAL ADJUSTMENTS                                     (157,061)     167,982
                                                              ---------    ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (124,656)     201,746
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipments                     (11,846)    (256,653)
     Loan receivable advances                                        73      (92,463)
                                                              ---------    ---------
         NET CASH USED IN INVESTING ACTIVITIES                  (11,773)    (349,116)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Minority interest                                           10,780       29,714
     Repayment of note payable - related parties                      0      ( 7,031)
     Proceeds from (repayment of) line of credit                      0      199,667
     Repayment of notes payable and capital leases              (96,342)     (79,332)
                                                              ---------    ---------
         NET CASH PROVIDED (USED IN)BY FINANCING ACTIVITIES     (85,562)     143,018
                                                              ---------    ---------
         NET DECREASE IN CASH AND CASH EQUIVALENTS             (221,991)      (4,352)
Cash and cash equivalents at beginning of the Period            343,689      187,596
                                                              ---------    ---------
         CASH AND CASH EQUIVALENTS AT END OF THE PERIOD       $ 121,698    $ 183,244
                                                              =========    =========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
     Cash paid during the Quarter for interest                $  95,245    $  63,980
                                                              =========    =========
     Cash paid during the Quarter for income taxes            $     911    $   3,523
                                                              =========    =========

              See accompanying footnotes to the unaudited condensed
                        consolidated financial statements

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

================================================================================

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six months and three months period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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

RECLASSIFICATION
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported net income (loss).

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

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
================================================================================


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159.

In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that this FASB will have any material impact on our financial condition or results of operations.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We do not anticipate that this SAB will have any material impact on our financial condition or results of operations.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
================================================================================


NOTE B - BANK LINE OF CREDIT

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

NOTE C - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of March 31, 2007, the Company has issued and outstanding 11,363,080 shares of common stock. As of March 31, 2007, the Company has no issued and outstanding shares of preferred stock.

In January 2007, the Company issued an aggregate of 55,000 of common stock to a consultant under the non employee stock option plan. The original exercise price was $1.00 per share. The Company issued the shares to settle an outstanding accounts payable balance of $55,000

In 2nd Quarter 2007, the Company issued an aggregate of 79,800 shares of common stock to a consultant in exchange for a total of $66,234 for services and expenses rendered. These shares were valued at a weighted average of $0.83 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.


NOTE D - STOCK OPTIONS AND WARRANTS

During the Six Months Ended March 31, 2007, the Company did not grant any compensatory stock options and warrants to non-employees. Accordingly no compensation costs were charged to operations during the six months ended March 31, 2007.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
================================================================================


STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of March 31, 2007:


                                   Options Outstanding                               Options Exercisable
                           --------------------------------                       ----------------------------
                                             Weighted Average        Weighed                       Weighted
                             Number       Remaining Contractual      Average         Number        Average
      Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
      ---------------     -----------          ------------       --------------  -----------   --------------
           $ 1.00            195,000                1.75               $ 1.00        195,000        $ 1.00
           $ 1.25            200,000                1.75               $ 1.25        200,000        $ 1.25
                            --------               -----              -------       --------       -------
                             395,000                1.75               $ 1.11        395,000        $ 1.12
                            ========               =====              =======       ========       =======

   Transactions involving options issued to non-employees are summarized as follows:

                                                                Weighted Average
                                              Number of Shares   Price Per Share
                                              ----------------   ---------------
          Outstanding at October 1, 2007            450,000         $   1.11
             Granted                                      -
             Exercised                              (55,000)           (1.00)
             Canceled or expired                          -                -
                                                  ---------         --------
          Outstanding at March 31, 2007             395,000         $   1.12
                                                  =========         ========



   Warrants


   The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of March 31, 2007:


                                             Warrants Outstanding                                    Warrants Exercisable
                                             --------------------                                    --------------------

                                                 Weighted Average          Weighed                          Weighted
                                Number        Remaining Contractual        Average         Number            Average
   Exercise Prices          Outstanding            Life (Years)         Exercise Price   Exercisable      Exercise Price
   ---------------          -----------            ------------         --------------   -----------      --------------

   $0.50                     1,000,000                 1.75                  $0.50       1,000,000            $0.50
                             ---------                 ----                  -----       ---------            -----
                             1,000,000                 1.75                  $0.50       1,000,000            $0.50
                             =========                 ====                  =====       =========            =====

   Transactions involving warrants issued to non-employees are summarized as follows:

                                                                                Weighted Average
                                                        Number of Shares        Price Per Share
                                                        ----------------        ---------------
   Outstanding at October 1, 2007                             1,000,000                 $0.50
                Granted                                              -                     -
                Exercised                                            -                     -
                Canceled or expired                                  -                     -
                                                              ---------                 -----
   Outstanding at March 31, 2007                              1,000,000                 $0.50
                                                              =========                 =====

                                       10

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
================================================================================


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

Included in the Company's consolidated balance sheet at March 31, 2007 are the following net assets of JCMD:

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
================================================================================


ASSETS (JCMD)

   Cash and cash equivalents                                         $   36,035
   Accounts Receivable, prepaid expenses and other current assets       184,939
                                                                     ----------

   Total current assets                                                 220,974

   Property and equipment, net of accumulated depreciation
   of $55,521                                                         1,321.824

   Other assets                                                          19,400
                                                                     ----------
 Total Assets                                                        $1,562,198
                                                                     ----------
LIABILITIES
   Current portion of long-term debt                                 $   36,859
   Accounts Payable and accrued liabilities                                   0
                                                                     ----------
         Total current liabilities                                       36,859

   Long-term debt                                                     1,299,590
                                                                     ----------
Total liabilities                                                    $1,336,449
                                                                     ----------

Net assets                                                           $  225,749


Consolidated results of operations include the following:
   Revenues - Real Estate/other                                      $   77,852

   Costs and expenses - Real Estate
         Operating Expenses                                               3,664
         Depreciation and amortization                                   18,000
         Interest                                                        45,409
                                                                     ----------
         Total costs and expenses - Real Estate                          67,073
                                                                     ----------

         Operating Income Real Estate                                $   10,779
                                                                     ==========


NOTE F - SUBSEQUENT EVENT

On April 23, 2007, the Company sold 3,500,000 shares of its Series A Convertible Preferred Stock and certain common stock purchase warrants to Vision Opportunity Master Fund, Ltd. in a private placement for $3,500,000. Carter Securities, LLC of New York acted as placement agent. The full terms and conditions have been disclosed in a report on Form 8-K that has been filed with the SEC on April 27, 2007.

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

We have established initial relationships with several other major foreign and domestic automobile manufacturers. We recently began to deliver an accessory program for the Toyota Matrix directly to the Toyota Motor Manufacturing Corporation assembly plant in Canada and we have recently begun delivering accessory programs to KIA Motors America. We are in various stages of seeking to provide our accessory programs to other major foreign and domestic automobile manufacturers such as Nissan, Subaru and Hyundai.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the six months ended March 31, 2007, cash flow used in operations amounted to $124,656. The cash was used for program development and general operating activities.

INVESTING ACTIVITIES. During the six months ended March 31, 2007, cash flow used in investing activities amounted to $11,773. On November 1, 2005, the Company entered into a loan receivable agreement in the amount of $557,224 with one of its major suppliers. As per the terms of the Agreement, the loan will be paid back at installments of $15,478 at the 1st of every month, beginning at May 1, 2006 and ending at April 1, 2009. The loan carries an interest rate of 8%. The loan is secured by all inventories, equipment, appliances, furnishings and fixtures of this supplier.

FINANCING ACTIVITIES. During the six months ended March 31, 2007, cash flow provided used in financing activities amounted to $85,562.

MWW currently has a $1,500,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs. On March 1, 2005, MWW entered into an asset based loan agreement with Key Bank N.A. to borrow up to $750,000 (the "Loan"). The Loan matured on January 31, 2006 and was increased and extended to February 1, 2007. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan further, Mr. Winzkowski, Mr. Marvin and JCMD Properties, LLC (an entity controlled by Mr. Winzkowski and Mr. Marvin) each executed a commercial guaranty for an unlimited amount in favor of Key Bank N.A. The Loan with Key Bank N.A. is a standard asset based loan agreement. The Loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than 3.50 to
1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12-month period. MWW is in compliance with the terms and conditions of its agreement with Key Bank N.A. MWW does not have restrictive covenants on any other indebtedness and believes that is has satisfactory relationships with its creditors. The current outstanding balance on the line of credit with Key Bank is approximately $1,100,000. The current interest rate is 8% and is based upon 1/4 point below the Prime Rate (currently 8.25%). The line of credit has been renewed for another one year period on March 1, 2007. The Company is in compliance with all terms of all loans.

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

Our profitability and working capital requirements have become larger, especially in this second quarter with newly awarded programs and arising program development opportunities to secure additional large customers. These increased working capital requirements are funded by partially utilizing our existing line of credit and funds from the execution of a Private Placement for $3.5 Million from an institutional round of private investment from Vision Opportunity Capital Management, LLC in New York.. We anticipate that these sources of funds will continue to be adequate to meet our near term needs. Details of this private placement are available through our 8K filing on April 27, 2007.

Management believes that available cash, the line of credit, private placement, and cash generated from operations will be adequate to fund MWW's capital requirements for the foreseeable future.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006.

SALES. Net sales during the second quarter 2007 (three months ending March 31, 2007) were $2,241,791 a decrease of $19,671, or 1%, compared to $2,261,462 during the second quarter 2006.

GROSS MARGINS. Gross margins for the second quarter 2007 increased to 29 % from 26% in the same period of 2006 due to improvements in material cost and product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $106,418 to $621,804 in the second quarter of 2007, compared to $515,386 in the second quarter of 2006. This increase was primarily due to an increase in consulting expenses, and higher depreciation expenses associated with the programs launched in the past year.

OPERATING INCOME. Operating income decreases by $ 23,434 to $12,264 in the second quarter of 2007, compared to $35,698 in the second quarter of 2006. This decrease was due to higher selling general and administrative expenses as discussed above, offset by improvements in Gross Margins.

INTEREST EXPENSE. MWW incurred interest expense of $38,745 in the second quarter 2007 as compared to $37,398 the same quarter in 2006, an increase of $ 1,347. The increased interest amount was caused by an increase in the prime rate for MWW's credit line and the increase in additional borrowings. For the three months ended March 31, 2007, MWW's portion of the total interest amount was $ 16,196 and JCMD was $22,549. For the three months ended March 31, 2006, MWW's portion of the total interest amount was $15,864 and JCMD was $21,534. Based on MWW's anticipated growth and the resulting continued need for financing, it is anticipated that interest costs will continue to increase in the future.

NET INCOME was reduced by $121,234 caused by the issuance of 134,800 shares for professional consulting services, representing a non-cash expense.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2007 TO THE SIX MONTHS ENDED MARCH 31, 2006

SALES. Net sales for the six months ended March 31, 2007 were $4,402,949, an increase of $189,207 or 4.5%, compared to $4,213,742 in the same period of 2006. The increase was associated with the launch of new programs, and higher volume on other product lines.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased by 4.7% percentage points to 29.9% for the six months ended March 31, 2007 from 25.2% in the same period of 2006. The increase was mainly due to product mix and continued material cost improvements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $1,149,011 for the six months ended March 31, 2007, compared to $916,611 in the same period of 2006. The increase is due to higher consulting costs, depreciation expenses and program launch costs.

OPERATING INCOME. Operating income decreased to $75,537 or 9.2% for the six months ended March 31, 2007, compared to $83,203 in the same period in 2006, primarily due to higher expenses associated with financing.

INTEREST EXPENSE. Interest expense increased by $31,265 for the six months ended March 31, 2007 compared to the same period in 2006, The increased interest amount was caused by an increase in the prime rate for MWW's credit line and the additional interest expense arising out of the consolidation of the JCMD property for purposes of this financial statement based on FIN46, effective January 1, 2005. For the six months ended March 31, 2007, MWW's portion of the total interest amount was $49,836 and JCMD was $45,409.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At March 31, 2007, the allowance for sales returns totaled $0.

Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2007, there were no determined requirements for the allowance for doubtful accounts.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2007, we had an income tax expense provision of approximately $23,900. The valuation is based on our estimates of taxable income by jurisdiction in which we operate.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2007, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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




                                   MARKETING WORLDWIDE CORPORATION
                                   (Registrant)

(Date): May 14, 2007               /s/  James Marvin
                                   --------------------------------------------
                                   James Marvin
                                   Vice President Finance,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)




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