Form 10QSB
period 2007-06-30
MARKETING WORLDWIDE CORP
filed 2007-08-17
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ARIL 1, 2007 TO
                                 JUNE 30, 2007.

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

As of August 14, 2007, the Registrant had 12,253,080 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         MARKETING WORLDWIDE CORPORATION

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2007

                                TABLE OF CONTENTS

 PART I.  FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet:                        4
                  June 30, 2007 (unaudited)

                  Condensed Consolidated Statements of Income (unaudited):     5
                  Three Months and Nine Month Ended June 30, 2007 and 2006

                   Condensed Consolidated Statement of Stockholder's Equity
                  Nine Months Ended June 30, 2007                              6

                  Condensed Consolidated Statements of Cash Flows (unaudited): 7 Nine Months Ended June 30, 2007 and 2006

                  Notes to Condensed Consolidated Financial Statements         8
                  (unaudited): June 30, 2007

          Item 2. Management Discussion and Analysis                          19

          Item 3. Controls and Procedures                                     25

 PART II. OTHER INFORMATION

          Item 1. Legal Proceedings                                           25

          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 25

          Item 3. Defaults Upon Senior Securities                             25

          Item 4. Submission of Matters to a Vote of Security Holders         25

          Item 5. Other Information                                           25

          Item 6. Exhibits                                                    26

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months and nine months ended June 30, 2007 and 2006 have been prepared by Marketing Worldwide Corporation, a Delaware corporation.

                         MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007
                                   (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                           $ 2,437,437
Accounts receivable, net                                                976,207
Inventories                                                             830,399
Other current assets                                                    173,018
                                                                    -----------
  Total current assets                                                4,417,061


Property, plant and equipment, net                                    3,273,018

Other assets:
Other intangible assets                                                 147,500
Capitalized finance costs, net                                          636,819
Other current assets, net                                                22,560
                                                                    -----------

Total assets                                                        $ 8,496,958
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credits                                                    600,000
Notes payable and capital leases, current portion                       425,576
Accounts payable                                                        814,035
Notes payable, related parties                                            7,285
Other current liabilities                                               227,597
                                                                    -----------
  Total current liabilities                                           2,074,493

Long term debt:
Notes payable, long term                                              1,997,215
Capital leases, long term                                                41,671
                                                                    -----------

Total liabilities                                                     4,113,379


Interest in non-controlling entity                                      232,291

Mandatory redeemable Series A convertible preferred stock,
$0.001 par value; 3,500,000 shares issued and outstanding             3,500,000

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 authorized

Common stock, $0.001 par value, 100,000,000 shares authorized;
12,253,080 shares issued and outstanding                                 11,763
Additional paid in capital                                            5,173,451

Deficit                                                              (4,533,926)
                                                                    -----------
  Total stockholders' equity                                            651,288
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 8,496,958
                                                                    ===========

See the accompanying notes to the unaudited condensed consolidated financial statements

                                               MARKETING WORLDWIDE CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)

                                                       Three months ended June 30,            Nine months ended June 30,
                                                          2007               2006               2007               2006
                                                     ------------       ------------       ------------       ------------
Sales, net                                           $  1,556,379       $  2,381,587       $  5,959,328       $  6,595,329

Cost of sales                                           1,030,643          1,737,907          4,113,799          4,887,855
                                                     ------------       ------------       ------------       ------------

Gross profit                                              525,736            643,680          1,845,529          1,707,474

Operating expenses:
Selling, general and administrative expenses            1,125,375            494,532          2,274,386          1,411,144
Financial expenses                                      3,566,167             42,327          3,661,412            106,306
Impairment loss                                           955,897                 --            955,897                 --
                                                     ------------       ------------       ------------       ------------

Total operating expenses                                5,647,440            536,859          6,891,695          1,517,450

Income (loss) from operations                          (5,121,703)           106,821         (5,046,166)           190,024

Other income (expense), net                               (10,795)           (10,736)            (9,558)           (10,332)
                                                     ------------       ------------       ------------       ------------

Income (loss) before provision for income taxes        (5,132,498)            96,085         (5,055,724)           179,692

Provision for income taxes                                     --             32,300             12,000             52,430
                                                     ------------       ------------       ------------       ------------

Income (loss) before minority interest                 (5,132,498)            63,785         (5,067,724)           127,262

Income (loss)  from minority interest                      (6,542)            (5,184)           (17,321)           (34,898)
                                                     ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                    $ (5,139,040)      $     58,601       $ (5,085,045)      $     92,364
                                                     ============       ============       ============       ============

Income (loss) per share, basic                       $      (0.45)      $       0.01       $      (0.45)      $       0.01
                                                     ============       ============       ============       ============

Income (loss) per share, fully diluted               $      (0.45)      $       0.00       $      (0.45)      $       0.01
                                                     ============       ============       ============       ============

Weighted average common stock outstanding
    Basic                                              11,363,097         11,051,995         11,358,328         11,051,995
                                                     ============       ============       ============       ============
    Fully Diluted                                      11,363,097         12,301,995         11,358,328         12,301,995
                                                     ============       ============       ============       ============

See the accompanying notes to the unaudited condensed consolidated financial statements





                                                     MARKETING WORLDWIDE CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                     NINE MONTHS ENDED JUNE 30, 2007
                                                                                                          Retained
                                    Preferred stock               Common stock          Additional        Earnings
                                  Shares       Amount        Shares          Amount   Paid in Capital    (Deficit)        Total
                                  ------       ------        ------          ------   ---------------    ---------        -----

Balance, October 1, 2006             --    $        --     11,228,280    $    11,228    $   988,837    $   551,119     $ 1,551,184

Exercise of common stock
options                                                        55,000             55         54,945             --          55,000

Common stock issued for
services rendered at
approximately $0.90 per
share                                --             --         79,800             80         66,154             --          66,234

Warrants issued for
services rendered                    --             --             --             --        383,915             --         383,915

Common stock issued in
conjunction with
acquisition of Colortek,
Inc.                                 --             --        400,000            400        179,600             --         180,000

Beneficial conversion
feature relating to the
issuance of Series A
preferred stock                      --             --             --             --      3,500,000             --       3,500,000


Net loss                             --             --             --             --             --     (5,085,045)     (5,085,045)
                            -----------    -----------    -----------    -----------    -----------    -----------     -----------
Balance, June 30, 2007               --    $        --     11,763,080    $    11,763    $ 5,173,451    $(4,533,926)    $   651,288
                            ===========    ===========    ===========    ===========    ===========    ===========     ===========

See the accompanying notes to the unaudited condensed consolidated financial statements

                                                         Page 6





                                      MARKETING WORLDWIDE CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                  Nine months ended June 30,
                                                                   2007               2006
                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $(5,085,045)      $    92,364
Adjustments to reconcile net income (loss) to cash used
in operations:
Depreciation and amortization                                       416,747           107,305
Common stock issued for services rendered                            66,234                --
Fair value of warrants issued in connection with preferred
debt                                                              3,500,000                --
Amortization of deferred financing costs                             24,646                --
Impairment loss                                                     955,897                --
(Increase) decrease in:
Accounts receivable                                                 851,854          (422,208)
Inventory                                                           320,084          (315,174)
Other current assets                                                 29,517            (8,549)
Other assets                                                         (3,160)           22,170
Increase (decrease) in:
Accounts payable                                                 (1,296,899)          383,875
Other current liabilities                                           (87,997)            6,938
                                                                -----------       -----------
Net cash used in operating activities:                             (308,122)         (133,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                 (248,169)         (315,775)
Cash from acquisition of Colortek, Inc                               10,068                --
Advance to loan receivable                                               --           (73,137)
                                                                -----------       -----------

Net cash used in investing activities:                             (238,101)         (388,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority interest                                                    17,321                --
Proceeds from issuance of Series A preferred stock                3,222,450                --
Proceeds from (repayments of) lines of credit                      (558,613)          449,667
Proceeds from (repayments of) notes payable and capital
leases                                                              (41,187)          (84,940)
                                                                -----------       -----------

Net cash provided by financing activities                         2,639,971           364,727


Net increase (decrease) in cash and cash equivalents              2,093,748          (157,464)

Cash and cash equivalents, beginning of period                      343,689           187,596
                                                                -----------       -----------

Cash and cash equivalents, end of period                        $ 2,437,437       $    30,132
                                                                ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Fixed assets purchased against capital leases                   $        --       $    32,325
                                                                ===========       ===========
Mortgage obligations incurred in connection with variable
interest entity: acquisition of building                        $        --       $ 1,363,626
Common stock issued for services rendered                       $    66,234       $        --
                                                                ===========       ===========
Common stock issued for acquisition of Colortek                 $   180,000       $        --
                                                                ===========       ===========
Warrants issued for financing services rendered                 $   383,915       $        --
                                                                ===========       ===========

See the accompanying notes to the unaudited condensed consolidated financial statements

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months and three months periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Marketing Worldwide LLC. Effective January 1, 2005, the consolidated financial Statements also include a variable interest entity
(VIE) of which the LLC is the primary beneficiary as further described in Note
E. Additionally, on May 24, 2007; the Company acquired Colortek, Inc. (See Below) All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

ACQUISITIONS
------------

On May 24, 2007, the Company acquired 100% ownership of Colortek, Inc. in exchange for 400,000 shares of the Company's Common stock. The assets of Colortek consist of a 46,000 square foot facility located in Michigan and include two 100-foot down-draft batch paint production lines.

The acquisition of Colortek, Inc. was accounted for using the purchase method in accordance with SFAS 141, "Business Combinations". The value of the Company's common stock issued as part of the acquisition was determined at the fair value of the Company's common stock at the date of acquisition. The results of operations for Colortek, Inc. have been included in the Consolidated Statements of Income (Loss) since acquisition. The components of the purchase price were as follows:


               -------------------------------------- --------------
               Common stock issued                         $180,000
               -------------------------------------- --------------

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired was based on management's best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

         -------------------------------------- --------------
         Cash and other current assets               $201,784
         -------------------------------------- --------------
         Property, plant and equipment              1,307,574
         -------------------------------------- --------------
         Customer lists                               150,000
         -------------------------------------- --------------
         Goodwill and other intangibles               955,897
         -------------------------------------- --------------
         Less: liabilities assumed                 (2,435,255)
         -------------------------------------- --------------
           Net                                       $180,000
         -------------------------------------- --------------


Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

ACQUISITIONS (CONTINUED)
------------------------

During the three months ended June 30, 2007, the Company management preformed an evaluation of its intangible assets acquired from Colortek, Inc including goodwill for purposes of determining the implied fair value of the assets at June 30, 2007. The test indicated that the recorded book value of the goodwill exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $955,897, net of tax, or $0.08 per share during the three months ended June 30, 2007 to reduce the carrying value of the goodwill to $ 0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

The customer list was valued at $150,000 with an estimated useful life of five years.

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of Marketing Worldwide Corporation and Colortek, Inc. businesses as if the combination had occurred at the beginning of the periods presented compared with the actual results of operations of Marketing Worldwide Corporation for the same period. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies' combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of Marketing Worldwide Corporation's future results.

-------------------------------------- ---------------------- -------------------- --------------------- --------------------
                                         Three months ended    Three months ended     Nine months ended   Nine months ended
                                           June 30, 2007          June 30, 2006         June 30, 2007       June 30, 2006
-------------------------------------- ---------------------- -------------------- --------------------- --------------------
Revenue                                           $1,739,135           $2,562,173            $6,230,270           $7,291,515
-------------------------------------- ---------------------- -------------------- --------------------- --------------------

-------------------------------------- ---------------------- -------------------- --------------------- --------------------
Net Income (loss)                                $(4,412,025)            $(60,243)          $(1,156,427)           $(230,473)
-------------------------------------- ---------------------- -------------------- --------------------- --------------------
Basic (loss) per share                                $(0.39)              $(0.01)               $(0.10)              $(0.02)
-------------------------------------- ---------------------- -------------------- --------------------- --------------------
Diluted (loss) per share                               $0.39)              $(0.01)               $(0.10)              $(0.02)
-------------------------------------- ---------------------- -------------------- --------------------- --------------------

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


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

Pursuant to the effective date of a related party lease obligation, the Company adopted FIN 46R on January 1, 2005. This resulted in the consolidation of one variable interest entity (VIE) of which the Company is considered the primary beneficiary. The Company's variable interest in this VIE is the result of providing certain secured debt mortgage guarantees on behalf of a limited liability company that leases warehouse and general offices located in the city of Howell, Michigan


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

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


NOTE B - INTANGIBLE ASSETS AND GOODWILL

As the result of Colortek, Inc acquisition at May 24, 2007, the Company had intangibles totaling $1,105,897 at the completion of the acquisition.

In accordance with SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142), an impairment test is required at least annually. Subsequent to the acquisition, in the three months ended June 30, 2007; management preformed an evaluation of its goodwill acquired from Colortek, Inc for purpose of determining the implied fair value of the assets at June 30, 2007. The test indicated that the recorded book value of the goodwill exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $955,897, net of tax, or $0.08 per share during the three months ended June 30, 2007 to reduce the carrying value of the goodwill to $ 0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

The remaining identifiable intangible assets acquired and their carrying value at June 30, 2007 is:

----------------------- ---------- -------------- ----------- ------------- ------------------
                         Gross                                              Weighted average
                        carrying    Accumulated                 Residual      Amortization
                         amount    Amortization      Net         Value       Period (Years)
----------------------- ---------- -------------- ----------- ------------- ------------------
Customer lists          $150,000      $2,500       $147,500       $-0-             5.0
----------------------- ---------- -------------- ----------- ------------- ------------------

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE B - INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

Total amortization charged to operations for the three and nine months ended June 30, 2007 was $2,500. The estimated amortization expense as of June 30, 2007 is as follows:

                -------------------------------- ---------------
                2007                                    $12,500
                -------------------------------- ---------------
                2008                                     30,000
                -------------------------------- ---------------
                2009                                     30,000
                -------------------------------- ---------------
                2010                                     30,000
                -------------------------------- ---------------
                2010                                     30,000
                -------------------------------- ---------------
                2012 and after                           15,000
                -------------------------------- ---------------
                  Total                                $147,500
                -------------------------------- ---------------

NOTE C - BANK LINE OF CREDIT

The Company renewed its credit facility on February 9, 2007 and was approved for an increased credit line with Key Bank with a maximum borrowing limit increased from $1,150,000 to $1,500,000, expiring on February 1, 2008. The line of credit is set up with an annual renewal provision. Interests on advances are charged at a rate of .25 percentage points under the Key Bank's announced Prime Rate. Borrowings under the agreement are collateralized by substantially all the Company's assets.

Additionally, assumed as part of the acquisition of Colortek, Inc, the Company acquired a revolving line of credit of $75,000 secured by property, equipment, deposits and receivables. Interest rate is prime plus 2.50%. As of the date of acquisition, the balance outstanding was $58,613.

NOTE D - NOTES PAYABLE AND CAPITAL LEASES

As a result of the Colortek acquisition, the Company assumed a mortgage note payable with original principal amount of $787,500 dated July 8, 2003. The note payable obligation requires monthly payments of $5,633, based upon a 20 year amortization, with a final balloon payment the maturity date on July 8, 2008. The note is secured by a first priority security interest in the business property of Colortek, first mortgage on the real estate at 2108 West Shawnee Road, Baroda, Michigan. The interest rate is fixed at 5.98% per annum. Upon default, the per annum interest rate on the unpaid principal and interest shall be equal to the National Prime Rate than in effect plus 5%. A negative covenant of the note obligation specifies that Colortek shall not be a party to any merger or consolidation, transfer or lease or otherwise dispose of all or any substantial part of their stock, property, assets or business. Upon acquisition, Colortek has not received a waiver from the bank. As a result, the Company has assumed its obligation is in default and has recorded its obligation as a current liability.

As a result of the Colortek acquisition, the Company assumed a full-recourse factoring arrangement for sale of certain eligible accounts receivables. The facility is secured by the accounts receivable, all obligations to the lender and any and all deposits, monies, negotiable instruments or chattel paper. The lender may require the Company to repurchase sold, but unpaid accounts receivable. As of June 30, 2007, the Company borrowed $131,263 under the factoring arrangement with $158,508 of the existing accounts receivables sold. Subsequent to June 30, 2007, the balance outstanding was fully paid off and the facility was cancelled.

NOTE D - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of June 30, 2007, the Company has issued and outstanding 3,500,000 shares of Series A preferred stock and 12,253,080 shares of common stock.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

SERIES A PREFERRED STOCK
------------------------

On April 23, 2007, the Company filed a Certificate of Designation creating a $0.001 par value Series A Convertible Preferred stock for 3,500,000 shares

PAYMENT OF DIVIDENDS. Commencing on the date of issuance of the Series A Preferred Stock, the holders of record of shares of Series A Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefore and as declared by the Board of Directors, dividends at the rate of nine percent (9%) of the stated Liquidation Preference Amount (see below) per share PER ANNUM., payable quarterly


NOTE D - CAPITAL STOCK (CONTINUED)

SERIES A PREFERRED STOCK (CONTINUED)
------------------------------------

RIGHT TO CONVERT. At any time on or after the Issuance Date, the holder of any such shares of Series A Preferred Stock may, at such holder's option, subject certain limitations, elect to convert all or any portion of the shares of Series A Preferred Stock held into a number of shares of Common Stock equal to the quotient of (i) the Liquidation Preference Amount (see below) of the shares of Series A Preferred Stock being converted plus any accrued but unpaid dividends thereon DIVIDED BY (ii) the Conversion Price of $0.50 per share, subject to certain adjustments.

MANDATORY CONVERSION. Subject to certain restrictions and limitations, five years after the issuance date, the Series A Preferred Stock will automatically and without any action on the part of the holder thereof, convert into shares of Common Stock equal to the quotient of (i) the Liquidation Preference Amount of the number of shares of Series A Preferred Stock being converted on the Mandatory Conversion Date DIVIDED BY (ii) the Conversion Price in effect on the Mandatory Conversion Date.

LIQUIDATION RIGHTS. The Series A Preferred Stock shall, with respect to distributions of assets and rights upon the occurrence of a Liquidation rank (i) senior to all classes of common stock of the Company and (ii) senior to each other class of Capital Stock of the Company hereafter created with does not expressly rank pari passu or senior to the Series A Preferred Stock. Holders of the Series A Preferred Stock is entitled, in the event of liquidation or winding up of the Company's affairs, a liquidation payment of $1.00 per share plus any accrued and unpaid dividends before any distribution to any common or other junior classes of stock

VOTING RIGHTS. The holders of Series A Preferred Stock shall have no voting rights with the exception relating to increasing the number of outstanding shares of Series A Preferred or modifying the rights of the Series A Preferred Stock

REGISTRATION RIGHTS. The Company is required to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Series A Preferred Stock and the warrants (see below) within 30 days. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 150 days after its filing. If the Registration Statement is not filed and declared effective as described above, the Company will be required to pay liquidated damages to the holders of the Series A Preferred Stock, in an amount equal to 2% of the initial investment. On May 29, 2007, the Company filed a registration statement. The registration statement, as amended, was declared effective at 10:00 a.m. on July 20, 2007 (SEC File Number 333-143333).

On April 23, 2007 the Company issued 3,500,000 shares of Series A Preferred Stock for gross proceeds of $3,500,000 resulting in net proceeds of $3,222,450.

As additional consideration for the purchase of the Series A Preferred Stock, the Company granted to the holders warrants entitling it to purchase 11,000,000 common shares of the Company's common stock at the price of $0.70 per share, 6,000,000 at $0.85 per share and 6,000,000 at $1.20 per share. The underlying A, B & C warrants lapse if unexercised by April 23, 2012, while the J and D, E &F warrants lapse if unexercised by June 28, 2008. All warrants are subject to the registration rights agreement described above.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Series A Preferred Stock. The Company allocated a portion of the proceeds equal to the fair value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a charge against current earnings. The fair value of the warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: Dividend yield: $-0-; Volatility: 146.64%, risk free rate: 4.55%.

COMMON STOCK
------------

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

In May 2007, the Company issued 400,000 shares in connection with the acquisition of Colortek, Inc. (See note A). These shares were valued at $0.85 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.


NOTE E - STOCK OPTIONS AND WARRANTS

EMPLOYEE STOCK OPTIONS
----------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of June 30, 2007:

                                Options Outstanding                      Options Exercisable
                                -------------------                      -------------------
                                 Weighted Average
                               Remaining Contractual    Weighted       Weighted
                    Number           Exercise            Average        Number         Average
Exercise Price   Outstanding       Life (Years)          Price       Exercisable    Exercise Price
--------------   -----------       ------------          -----       -----------    --------------
     $0.45         170,000              8.9              $0.45            -             $0.45

Transactions involving options issued to non-employees are summarized as follows:

---------------------------------------------- -------------------- ------------
                                                Weighted Average     Price per
                                                Number of Shares       Share
---------------------------------------------- -------------------- ------------
Outstanding at October 1, 2006                                   -            -
Granted                                                    170,000        $0.45
Exercised                                                        -            -
Canceled or expired                                              -            -
                                                        ---------- ------------
Outstanding, June 30, 2007                                 170,000        $0.45
                                                        ========== ============

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

Effective January, 2006, the Company adopted SFAS 123R and recognized compensation expense in its financial statements in fiscal 2006. Prior to the adoption of SFAS 123R, the Company accounted for its stock option plans according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation costs were recognized upon issuance or exercise of stock options for fiscal 2005.

SFAS No. 123, "Accounting for Stock-Based Compensation," required the disclosure of the estimated fair value of employee option grants and their impact on net income using option pricing models that are designed to estimate the value of options that, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price.

In May 2007, the Company granted 170,000 employee stock options vesting over the next three years. The options grant the employee the right to purchase the Company's common stock over the next 8 to 10 years at an exercise price of $0.45. The options were valued using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: -0-%; volatility: 37.74%; risk free interest rate: 4.50%. The determined fair value of the options of $41,440 will be recognized as a period expense ratably with vesting rights.

NON EMPLOYEE STOCK OPTIONS
--------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of June 30, 2007:


                                Options Outstanding                      Options Exercisable
                                -------------------                      -------------------
                                 Weighted Average
                              Remaining Contractual    Weighted       Weighted
                   Number           Exercise            Average         Number         Average
Exercise Price   Outstanding       Life (Years)          Price       Exercisable    Exercise Price
--------------   -----------       ------------          -----       -----------    --------------
     $1.00         195,000             1.50              $1.00         195,000          $1.00
     $1.25         200,000             1.50              $1.25         200,000          $1.25
                 -----------       ------------          -----       -----------    --------------
                   395,000             1.50              $1.11         395,000          $1.11
                 ===========       ============          =====       ===========    ==============

Transactions involving options issued to non-employees are summarized as follows:

---------------------------------------------- -------------------- ------------
                                                Weighted Average     Price per
                                                Number of Shares       Share
---------------------------------------------- -------------------- ------------
Outstanding at October 1, 2006                             450,000        $1.11
Granted                                                          -            -
Exercised                                                 (55,000)       (1.00)
Canceled or expired                                              -            -
                                                     ------------- ------------
Outstanding, June 30, 2007                                 395,000        $1.11
                                                     ============= =============

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of June 30, 2007:

                               Warrants Outstanding                      Warrants Exercisable
                               --------------------                      --------------------
                                 Weighted Average
                                Remaining Contractual    Weighted       Weighted
                    Number          Exercise            Average         Number         Average
Exercise Price   Outstanding       Life (Years)          Price       Exercisable    Exercise Price
--------------   -----------       ------------          -----       -----------    --------------
     $0.50          1,000,000          1.50              $0.50           1,000,000      $0.50
     $0.65            490,000          3.82              $0.65             490,000      $0.65
     $0.70         11,000,000          4.82              $0.70           8,500,000      $0.70
     $0.85          6,000,000          4.82              $0.85           3,500,000      $0.85
     $1.20          6,000,000          4.82              $1.20           3,500,000      $1.20
                  -----------       -----------          -----         -----------    ------------
                   24,490,000          4.66              $0.85          16,990,000      $0.82

NOTE E - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS (CONTINUED)
--------------------

Transactions involving warrants issued to non-employees are summarized as follows:

---------------------------------------------- -------------------- ------------
                                                Weighted Average     Price per
                                                Number of Shares       Share
---------------------------------------------- -------------------- ------------
Outstanding at October 1, 2006                           1,000,000        $0.50
Granted                                                 23,490,000         0.87
Exercised                                                        -            -
Canceled or expired                                              -            -
                                                     ------------- ------------
Outstanding, June 30, 2007                              24,490,000        $0.85
                                                     ============= ============

In April 2007, in conjunction with the sale of the Series A Preferred stock, the Company granted 23,000,000 warrants to purchase the Company's common stock over the next five years. The various denominations are as follows:

-------------------------------------------- ------------------ ----------
                                                 Number of      Exercise
                                                  warrants       Price
-------------------------------------------- ------------------ ----------
Series A warrants                                    3,500,000      $0.70
-------------------------------------------- ------------------ ----------
Series B warrants                                    3,500,000       0.85
-------------------------------------------- ------------------ ----------
Series C warrants                                    3,500,000       1.20
-------------------------------------------- ------------------ ----------
Series D warrants                                    2,500,000       0.70
-------------------------------------------- ------------------ ----------
Series E warrants                                    2,500,000       0.85
-------------------------------------------- ------------------ ----------
Series F warrants                                    2,500,000       1.20
-------------------------------------------- ------------------ ----------
Series J warrants                                    5,000,000       0.70
-------------------------------------------- ------------------ ----------
Total                                               23,000,000
-------------------------------------------- ------------------ ----------

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


Series D, E and F are restricted to 50% of the number of shares exercised by the holder of Series J warrants. Series J warrants include certain reset provisions and the term for these warrants ends on June 23, 2008. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, up to the proceeds received from the sale of the Series A Preferred stock, as a charge against current earnings and a credit to additional paid in capital. The assumptions in determining the fair value of the warrants were as follows:
Dividend yield: $-0-; Volatility: 146.64%, risk free rate: 4.55%.

Additionally, in April 2007, the Company issued 490,000 warrants to purchase the Company's common stock at $0.65 per share over the next four years. The warrants were issued for services rendered in conjunction with the sale of the Series A Convertible Preferred stock.

The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, as capitalized financing costs with a credit to additional paid in capital. The assumptions in determining the fair value of the warrants were as follows: Dividend yield: $-0-; Volatility: 146.64%, risk free rate: 4.55%.

NOTE F - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

Included in the Company's consolidated balance sheet at June 30, 2007 are the following net assets of JCMD:

   ---------------------------------------------------------------- ------------
   ASSETS (JCMD)
   ---------------------------------------------------------------- ------------
   Cash and cash equivalents                                           $154,347
   Accounts receivable, prepaid expenses and other current assets        91,386
                                                                   ------------
     Total current assets                                               245,733

   Property Plant and equipment,  net of accumulated  depreciation
   of $63,521                                                         1,313,824
                                                                   ------------

   Total assets                                                       1,559,557
                                                                   ------------

   ---------------------------------------------------------------- ------------
   LIABILITIES:
   ---------------------------------------------------------------- ------------
   Current portion of long term debt                                     36,859
   Accounts payable and accrued liabilities                                   -
                                                                   ------------
     Total current liabilities                                           36,859

   Long term debt                                                     1,290,407
                                                                   ------------

   Net assets:                                                         $232,291
                                                                   ============
Consolidated results of operations include the following:

   ---------------------------------------------------------------- ------------
   Revenues - Real Estate/other                                        $115,561

   Costs and expenses - real estate:
   Operating expenses                                                     5,835
   Depreciation                                                          26,000
   Interest, net                                                         66,405
                                                                   ------------
     Total costs and expenses                                            98,240

   Operating income-Real estate                                         $17,321
                                                                   ------------

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

We have established initial relationships with several other major foreign and domestic automobile manufacturers. We have recently begun delivering accessory programs to KIA Motors America and have received additional Request for Quotes from KIA Motors America, MOBIS (KIA and Hyundai Worldwide) and Nissan. We have been delivering product directly to the Toyota Motor Manufacturing Corporation assembly plant in Canada for nearly twenty (20) months. . We are in various stages of seeking to provide our accessory programs to other major foreign and domestic automobile manufacturers such as Nissan, Subaru and Hyundai.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the nine months ended June 30, 2007, cash flow used in operations amounted to $308,122. The cash was used for program development and general operating activities.

FINANCING ACTIVITIES. During the nine months ended June 30, 2007, net cash flow provided (used) in financing activities amounted to $2,639,971.

MWW currently has a $1,500,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs. On March 1, 2005, MWW entered into an asset based loan agreement with Key Bank N.A. to borrow up to $750,000 (the "Loan"). The Loan matured on January 31, 2006 and was increased to $1,150,000 and extended to February 1, 2007.The loan was again extended with a maximum borrowing limit increased from $1,150,000 to $1,500,000, expiring on February 1, 2008. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan. The Loan with Key Bank N.A. is a standard asset based loan agreement. The Loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than 3.50 to 1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12-month period. . Interest on advances is charged at a rate of .25 percentage points under the Key Bank's announced Prime Rate. Borrowings under the agreement are collateralized by substantially all the Company's assets. The current outstanding balance on the line of credit with Key Bank is approximately $600,000. MWW is in compliance with the terms and conditions of its agreement with Key Bank N.A. MWW does not have restrictive covenants on any other indebtedness and believes that is has satisfactory relationships with its creditors

MWW is the maker of an unsecured 11.5% interest bearing promissory note (the "11.5% Note") in the principal amount of $130,000 that matures on January 31, 2008. The "11.5% Note is payable to TWM Trading, an overseas company. MWW has a satisfactory relationship with TWM Trading, the holder of the 11.5% Note.

Our profitability and working capital requirements have become larger, especially in this second quarter with newly awarded programs and arising program development opportunities to secure additional large customers. These increased working capital requirements are funded by partially utilizing our existing line of credit and funds from the execution of a Private Placement for $3.5 Million from an institutional round of private investment from Vision Opportunity Capital Management, LLC in New York. We anticipate that these sources of funds will continue to be adequate to meet our near term needs. Details of this private placement are available through our 8K filing on April 27, 2007.

Management believes that available cash, the line of credit, private placement, and cash generated from operations will be adequate to fund MWW's capital requirements for the foreseeable future.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 TO THE THREE MONTHS ENDED JUNE 30, 2006.

SALES. Net sales during the third quarter 2007 (three months ending June 30, 2007) were $1,556,379 a decrease of $825,208, or 34%, compared to $2,381,587 during the third quarter 2006. This reduction was due to delays in customer program launches, the delay in the Tundra Exhaust System introduction delayed the shipment of $745,000 in product for May and June.

GROSS MARGINS. Gross margins for the third quarter 2007 increased to 33 % from 27 % in the same period of 2006 due to improvements in material cost and product mix.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $ 630,843 to $1,125,375 in the third quarter of 2007, compared to $494,532 in the third quarter of 2006. We incorporated the activity of our new subsidiary, Colortek, Inc resulting in an increase of $152,482 in SGA. Additionally we incurred an increase in professional fees associated with the preparation and placement of our Series A Preferred stock.

IMPAIRMENT EXPENSES, a onetime impairment charge to our operations of $955,897 was incurred in the quarter ended June 30, 2007 relating to the acquisition of Colortek, Inc.

FINANCIAL EXPENSE. MWW incurred non cash financial charge of $3,500,000 in the third quarter 2007 due the private placement financing of $3.5 Million of Series A Preferred Stock and the associated costs for warrants and dividends attached to this financing.

INTEREST EXPENSE for the three months ended June 30, 2007, MWW's portion of the total interest amount was $33,246 and JCMD was $22,724. For the three months ended June 30, 2006, MWW's portion of the total interest amount was $19,613 and JCMD was $22,714. Based on MWW's anticipated growth and the resulting potential need for additional financing, it is anticipated that interest costs may continue to increase in the future.

OPERATING INCOME. Operating income decreased by $5,228,524 to a loss of $5,121,703 in the third quarter of 2007, compared to $106,821 in the third quarter of 2006. This decrease was due to primarily to a non-cash charge to our interest expense of $3,500,000 for the conversion feature related to the Series A Preferred stock issued during the three months ended June 30, 2007. Additionally, we recorded a one-time impairment charge to our operations of $955,897 relating acquisition of Colortek, Inc.

NET INCOME was reduced by $ 5,197,641. The majority of this decrease ($3,500,000) was associated with a non-cash expense associated with the private placement financing of $3.5 Million of Series A Preferred Stock along with additional cost such as, placement agent and other professional fees, an increase in associated legal and consulting fees and the associated costs for warrants and dividends attached to this financing. We also incurred a non cash impairment loss of $955,897 relating to the acquisition of Colortek, Inc. A smaller portion of the decrease was due to lower sales due to delays in several customer program launches, and an increase in cost for professional consulting services representing a non-cash expense, higher selling general and administrative expenses, offset by improvements in Gross Margins.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 2007 TO THE NINE MONTHS ENDED JUNE 30, 2006

SALES. Net sales for the nine months ended June 30, 2007 were $5,959,328, a decrease of $636,001 or 9.6 %, compared to $6,595,329 in the same period of 2006. The decrease was associated with the delayed launch of several new programs, specifically the Tundra Exhaust program, which was delayed from an April launch into the next quarter, and one time lower volume on other product lines, caused by mid-term inventory adjustments at our large customers.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased by 5 % percentage points to 31% for the nine months ended June 30, 2007 from 26% in the same period of 2006. The increase was mainly due to product mix and continued material cost improvements.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $2,274,386 for the nine months ended June 30, 2007, compared to $1,411,143 in the same period of 2006. Our SGA increased $152,482 due to incorporating the activity of our new subsidiary, Colortek, Inc. Additionally, we incurred one-time costs such as legal and professional fees associated with the preparation and placement of our Series A Preferred Stock.

IMPAIRMENT EXPENSES, we recorded an impairment charge to our operations of $955,897 relating acquisition of Colortek, Inc.

FINANCIAL EXPENSE. MWW incurred non cash financial charge of $3,500,000 in the third quarter 2007 due the private placement financing of $3.5 Million of Series A Preferred Stock and the associated costs for warrants and dividends attached to this financing.

INTEREST EXPENSE. Interest expenses for the nine months ended June 30, 2007, MWW's portion of the total interest amount was $83,081 and JCMD was $68,133.

OPERATING INCOME. Operating income decreased to a loss of $ 5,046,166 for the nine months ended June 30, 2007, compared to net income of $190,024 in the same period in 2006. This decrease was due to primarily to a non-cash charge to our interest expense of $3,500,000 for the conversion feature related to the Series A Preferred stock issued during the three months ended June 30, 2007. Additionally, we recorded a one-time impairment charge to our operations of $955,897 relating acquisition of Colortek, Inc. Based on MWW's anticipated growth and the potential need for additional financing, it is anticipated that interest costs may continue to increase in the future.

NET INCOME was reduced by $ 5,177,409. The majority of this decrease ($3,500,000) was associated with non-reoccurring non-cash expense associated with the private placement financing of $3.5 Million of Series A Preferred Stock along with additional cost such as, placement agent and other professional fees, an increase in associated legal and consulting fees and the associated costs for warrants and dividends attached to this financing. We also incurred a non cash impairment loss of $955,897 relating to the acquisition of Colortek, Inc. A smaller portion of the decrease was due to lower sales due to delays in several customer program launches, and an increase in cost for professional consulting services representing a non-cash expense, higher selling general and administrative expenses, offset by improvements in Gross Margins.

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

ACCOUNTING FOR VARIABLE INTEREST ENTITIES. In December 2003, the FASB issued a revision to FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46R). FIN No. 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entities expected losses, receive a majority of the entity's expected residual returns, or both. Pursuant to the effective date of a related party lease obligation, the Company adopted FIN 46R on January 1, 2005. This resulted in the consolidation of one variable interest entity (VIE) of which the Company is considered the primary beneficiary. The Company's variable interest in this VIE is the result of providing certain secured debt mortgage guarantees on behalf of a limited liability company that leases warehouse and general offices located in the city of Howell, Michigan.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At June 30, 2007, the allowance for sales returns totaled $0.

Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2007, there were no determined requirements for the allowance for doubtful accounts.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2007, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no current legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) EXHIBIT(S) DESCRIPTION

Exhibits                                                                Page No.
--------                                                                --------

(3)(i)   Certificate of Incorporation *
(3)(ii)  Bylaws *
(4)(1)   Form of Common Stock Certificate *
(4)(2)   Common Stock Purchase Warrant with Wendover Investments
         Limited *
(4)(3)   Stock Option Agreement with Richard O. Weed *
(5)      Opinion on Legality *****
(10)(1)  Consulting Agreement with Rainer Poertner ***
(10)(2)  Fee Agreement with Weed & Co. LLP *
(10)(3)  Purchase Agreement MWW and MWWLLC *
(10)(4)  Amendment to Purchase Agreement between MWW and MWWLLC **
(10)(5)  Employment Agreement with CEO Michael Winzkowski **
(10)(6)  Employment Agreement with COO/CFO James Marvin **
(10)(7)  Loan Agreement with KeyBank N.A. ***
(10)(8)  Amendment to Consulting Agreement with Rainer Poertner ***
(10)(10) Real Property Lease Agreement for 11224 Lemen Road, Suite A
         ****
(10)(11) Real Property Lease Agreement for 11236 Lemen Road ****
(10)(12) Supplier and Warranty Agreement ****
(10)(13) Business Loan Agreement April 4, 2006 with KeyBank N.A. ******
(10)(14) Supplier and Warranty Agreement ****
(10)(15) Blanket Purchase Order, Non-Disclosure and Confidentiality
         Agreement ******
(10)(16) Lease Agreement and Amendment to Lease Agreement with JCMD
         Properties, LLC ******
(10)(17) Consulting Agreement with Rainer Poertner dated July 1, 2006
         ******
(10)(18) Waiver of Cashless Exercise Provisions in Warrant by Wendover Investments Ltd. *******
(10)(19) Waiver of Cashless Exercise Provisions in Stock Option by
         Richard O. Weed *******
(10)(20) Extension of Employment Agreement with Michael Winzkowski dated October 15, 2006
(10)(21) Extension of Employment Agreement with James Marvin dated
(21)     Subsidiaries of Registrant *
(31)(1)  Certification of Chief Executive Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.
(31)(2)  Certification of Chief Financial Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.
(32)(1)  Certification of Chief Executive Officer pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit
         32 of Item 601 of Regulation S-K.
(32)(2)  Certification of Chief Financial Officer pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit
         32 of Item 601 of Regulation S-K
-------------
* Previously filed on February 11, 2005 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279.

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

                         MARKETING WORLDWIDE CORPORATION
                                  (Registrant)

(Date): August 16, 2007               /s/  James Marvin
                                   --------------------------------------------
                                   James Marvin
                                   Vice President Finance,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(31)(1)  Certification of Chief Executive Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.(31)(2) Certification of Chief Financial Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.
(32)(1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.
(32)(2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K