Form 10KSB
period 2007-09-30
MARKETING WORLDWIDE CORP
filed 2008-01-15
CIK 1278363

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] Annual Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal year ended September 30, 2007

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

State issuer's revenues for its most recent fiscal year. $7,454,053

The aggregate market value of the corporation is approximately $11,822,310 based upon the closing price of $.75 per share of common stock and 15,763,080 shares of common stock issued and outstanding on September 30, 2007. At December 31, 2007, 2,297,171 shares or 19.54% of our common stock was held by non-affiliates.

At December 31, 2007, there were 15,763,080 shares of $.001 par value common stock issued and outstanding.

Table of Contents                                                           Page
-----------------                                                           ----

                                     PART I

Item 1.  Description of Business.                                              1

Item 2.  Description of Property.                                              7

Item 3.  Legal Proceedings.                                                    7

Item 4.  Submission of Matters to a vote of Security Holders.                  7

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.             7

Item 6.  Management's Discussion and Analysis or Plan of Operation.            8

Item 7.  Financial Statements.                                                17

Item 8   Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosures.                                           18

Item 8A  Controls and Procedures.                                             18

Item 8B. Other Information.                                                   18

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act.                   18

Item 10. Executive Compensation.                                              20

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.                                     20

Item 12. Certain Relationships and Related Transactions.                      22

Item 13. Exhibits.                                                            23

Item 14. Principal Accountant Fees and Services.                              25

         Signatures.                                                          26

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Marketing Worldwide Corporation, a Delaware corporation ("MWW" "We" "Us" "Our" or the "Company"), was incorporated on July 21, 2003. MWW's headquarters is in Howell, Michigan. MWW uses a holding company structure and conducts its business operations through subsidiaries. On October 1, 2003, MWW acquired 100% of the membership interests of Marketing Worldwide LLC, a Michigan limited liability company, under a Purchase Agreement with the owners. Accordingly, Marketing Worldwide LLC became a wholly owned subsidiary as of October 1, 2003. The predecessor of Marketing Worldwide LLC, a Michigan limited liability company, was organized on October 27, 1997 in the state of Florida as Marketing Worldwide, Ltd., a Florida limited partnership. Marketing Worldwide, Inc., a Florida corporation, was the corporate general partner of Marketing Worldwide Ltd. Marketing Worldwide Ltd. had limited operations until August 1998. On December 27, 2001, Marketing Worldwide, Ltd., a Florida limited partnership, merged with Marketing Worldwide LLC, a Michigan limited liability company. Marketing Worldwide LLC, a Michigan limited liability company, was organized on December 27, 2001. The same day Marketing Worldwide LLC was organized, it merged with Marketing Worldwide, Ltd. The merger between Marketing Worldwide, Ltd., and Marketing Worldwide LLC represented a change in the form of legal organization (limited partnership to limited liability company) and change in legal domicile (Florida to Michigan).

On May 24, 2007, MWW acquired 100% of Colortek, Inc., a Michigan corporation, under a Stock Purchase Agreement with the owners. Accordingly, Colortek, Inc. became a wholly owned subsidiary as of May 24, 2007. On September 28, 2007, MWW acquired MW Global Limited which owns 100% of Modelworxx GmbH, an entity formed under the laws of the Federal Republic of Germany. Accordingly, MW Global Limited which owns 100% of Modelworxx GmbH became a wholly owned subsidiary as of September 28, 2007.

BUSINESS OF ISSUER

MWW operates in a niche of the supply chain for new passenger motor vehicles in the United States, Canada and Europe. MWW is a designer and manufacturer of accessories for the customization of cars, sport utility vehicles and light trucks. MWW provides design services and delivers its products to large global automobile manufacturers and its Vehicle Processing Centers.

MWW's principal products and services consist of design services and accessory programs. An accessory program refers to the complete package of goods and services related to a single accessory for a particular type of automobile. In 1999, our first accessory program started with an agreement to design, manufacture, and deliver rear deck spoilers for the Toyota Camry to South East Toyota Distributors.

During the last 12 months, our accessory programs consisted of the following.

South East Toyota Distributors
------------------------------

KIT-SPOILER AVALON '05
KIT-SPOILER CAMRY
KIT-SPOILER COROLLA
KIT-SPOILER 4RUNNER
KIT-SPOILER ASY SIENNA
KIT-SPOILER YARIS SEDAN
KIT-SEAT HEATER
KIT-EXHAUST SYSTEM TUNDRA
KIT-EXHAUST SYSTEM SEQUOIA
KIT-EXHAUST SYSTEM SCION TC
KIT-EXHAUST SYSTEM TACOMA
KIT-EXHAUST SYSTEM FJ
KIT-EXHAUST SYATEM CAMRY
TIP-MATRIX EXHAUST SYSTEM

Gulf States Toyota
------------------
KIT-SPOILER CAMRY
KIT-SPOILER COROLLA
KIT-SPOILER 4RUNNER
KIT-SPOILER ASY MATRIX
KIT-EXH SYS DUAL TACOMA
KIT-INTERIOR TRIM CAMRY

Toyota Canada, Inc.
-------------------
KIT-SPOILER CAMRY
KIT-SPOILER COROLLA
KIT-SPOILER 4RUNNER
KIT-SPOILER MATRIX PORT
KIT-SPOILER MATRIX TMMC
KIT-SPOILER SIENNA
KIT-SPOILER YARIS SEDAN
KIT-SPOILER YARIS HB
KIT-EXHAUST SYSTEM TUNDRA
KIT-EXHAUST SYSTEM RAV4
KIT-EXHAUST SYSTEM TACOMA
KIT-EXHAUST SYSTEM CAMRY
KIT-EXHAUST SYSTEM COROLLA
KIT-EXHAUST SYSTEM 4RUNNER
TIP-EXHAUST MATRIX "TRD"
TIP-MATRIX EXHAUST SYSTEM

CONCEPT ONE
-----------
SPOILERS

WEBASTO
-------
KIT-SEAT HEATER

KIA USA
-------
DOOR SILL TRIM RIO
DOOR SILL TRIM SPECTRA
INTERIOR TRIM SPECTRA
INTERIOR TRIM SPORTAGE
INTERIOR TRIM RIO
INTERIOR TRIM RONDO

TOYOTA GERMANY
--------------
RAV4 RUNNING BOARD

FORD MOTOR COMPANY (SVE)
FORD FOCUS SPOILER 2-DOOR
FORD FOCUS SPOILER 4-DOOR

MWW, through its wholly owned subsidiary Modelworxx GmbH, provides design services to BMW in Germany. These design services include the BMW, Rolls Royce and Mini brands. Further, MWW, through its wholly owned subsidiary Modelworxx GmbH designs and also delivers accessories to Toyota Motor Europe.

In future periods, MWW expects to extend its operations to other automobile brands and to acquire additional customers in the US, Europe and Asia. During the year ended September 30, 2007, Marketing Worldwide sold 20 accessory programs, primarily for installation on new Toyota automobiles, to its three major customers, South East Toyota Distributors, Inc., Gulf States Toyota, Inc., and Toyota Canada, Inc. These three customers accounted for 88% of revenues during fiscal 2007. The accessory programs that we market to large vehicle processing centers for installation on new automobiles are created by the MWW design and manufacturing team and through a process in the US and Germany that we manage and control. Notably, MWW does not have a direct contractual relationship with Toyota Motor Corporation or Ford Motor in the U.S. Instead, MWW's products and services are sold to the vehicle processing centers of automobiles in the US and Canada. MWW sells its products and services directly to Toyota Motor Manufacturing Company in Canada, in Europe to Toyota Germany and provides its design services directly to BMW.

Through a newly established facility AutoFX in Elkhart, Indiana, MWW provides "Class A" painting services to the Recreational Vehicle (RV) industry, for large customers such as Fleetwood, Forest River and Gulfstream.

In June of 2007 we acquired Colortek Inc., a "Class A" Original Equipment (OE) painting facility, headquartered in Baroda, Michigan. Colortek is a mid-sized "Class A" painting facility in the United States qualified to provide "Class A" OE painting for a variety of automotive accessories. During the last four years, Colortek has painted automotive accessory programs for Toyota, Ford, Chrysler, Mitsubishi, Mazda, and Navistar and has worked with Tier 1 companies such a Magna/Decoma and Meridian. Currently produced programs include the Toyota Camry, Corolla, Matrix, Sienna, 4 Runner and RAV 4 and all spoilers for the 2005-2007 Ford Focus Street Appearance II option package for the Ford Motor Company.

In September of 2007 we began setting up a new 26,000-square-foot Class A painting facility, "AutoFX", designed for customizing Recreational Vehicle (RV) conversions. The facility is located in Elkhart, Indiana and provides, Class A, custom painting and graphics for RVs from large manufacturers such as Fleetwood, Forest River and Gulfstream. The facility is equipped with a 65-foot reverse flow cross draft paint booth for the painting of large Recreational Vehicle conversions covering any size RV up to a length of 45 feet, which is the largest RV allowed by law. It is operated under the same strict quality control procedures as MWW's main painting Class A facility, Colortek, in Baroda, Michigan. The facility has commenced with initial operations in November, 2007.

In September of 2007 we acquired Modelworxx GmbH, an automotive design and engineering firm located in Munich, Germany.

Modelworxx has longstanding relationships with many European domestic and foreign automobile manufacturers, and has especially deep relationships with BMW, Mini and Rolls Royce. The transaction has been executed to expand MWW's design, engineering and marketing capabilities, broaden its product and customer base and widen access to the global and especially European automotive markets. Modelworxx is one of the few outside design firms permitted to have its teams located inside the BMW design facility in Munich and is involved in the design process of future BMW Group automobiles. Concurrently with the acquisition by Marketing Worldwide, Modelworxx is in the process of establishing a second design and engineering studio facility. Besides providing similar services as the company currently provides to BMW, this studio is focusing on the design and engineering of automotive accessories for the European and North American markets. Initial product from this studio is currently being delivered to Toyota Germany through Toyota Motor Europe and has also been requested by Toyota Europe. New advanced products are already in the prototype stage and will be launched into the European and North American market during 2008.

PRINCIPAL PRODUCTS AND SERVICES

MWW's accessory programs are sold directly to vehicle processing centers located in North America and Germany These vehicle processing centers receive a continuous stream of new vehicles from the foreign and domestic automobile manufacturers for distribution.

The vehicle processing centers submit purchase orders to MWW and/or its wholly owned subsidiaries for the delivery of accessories programs for specific types of vehicles. An accessory program refers to the complete package of goods and services related to a single accessory for a particular type of vehicle.

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

PRODUCTS IN DEVELOPMENT

During 2007, MWW developed a Lip Spoiler for the 2009 Toyota Corolla. The design can be installed by the vehicle processing centers or retail dealer or. MWW expects that installation at the vehicle processing center and dealership level and will increase the market penetration rates. A new Corolla Bridge Spoiler was developed parallel to the Corolla Lip Spoiler and will launch in Canada in January 2008 with a scheduled run through 2013.

A Stainless Steel Performance Dual exhaust Systems was developed for the Toyota Tundra and launched in April 2007 and is scheduled for vehicle availability through 2012.

Four new programs were developed for Mobis/KIA for their interior trim applications. These include the KIA Rio, Rondo, Sportage, and Spectra. The launch date is scheduled for January/February 2008.

As part of our expansion into new product areas and large customers, we have completed the development of our first production fog light kit for the Toyota Scion accessory group. This product is in final tooling and will go into production in December for shipment in late January 2008 for the new Scion XD.

MWW has developed and prototyped a new electrical product, applicable to any car model by any automobile manufacturer. The product has been fully developed and is currently in the final approval stages with several customers and MWW hopes to ship its first product during the second quarter of 2008. MWW has applied for a patent with the US Patent office for this product.

In addition to its internal development programs, MWW is in various stages of joint program developments on a number of new programs with several other suppliers. These development efforts were undertaken to expand our product offering and customer base, while reducing our development costs. The new product designs include accessories for Nissan and Toyota Motor Sales. These products are in design, prototyped or in various stages of tooling with expected launch dates in the second and third quarter 2008.

Modelworxx developed a running board for installation on the Toyota Rav4 and a universal running board for installation on a wide range of different SUVs from different automobile manufacturers. Initial shipments of the Rav4 running board have been delivered to Toyota Germany and RFQs for the same board have been received from Toyota Europe.

THE MARKET

The global automobile accessory market is highly fragmented and not dominated by a few large participants. Meanwhile, the market for automobile manufacturing is capital intensive and dominated by a limited number of large global participants. Competitive pressures among vehicle manufacturers have evolved so that the manufacturers add options to their vehicles at the vehicle processing centers and not during the initial manufacturing process at the assembly line. These options packages are commonly referred to as "port installed" or "dealer installed" option packages. MWW accessory programs are a subset of the option packages installed at the vehicle processing centers. Accordingly, MWW gets its revenue from the vehicle processing centers and not from the automobile manufacturers.

The vehicle processing centers are typically owned either by the automobile manufacturers or independent third parties. These centers focus on distributing accessorized automobiles into the retail dealership network. The vehicle processing centers do not design and manufacture the option packages. Instead, the vehicle processing centers have well-trained employees who can install virtually any accessory for a particular vehicle. As such, any vehicle received by the vehicle processing centers in North America and Europe can be accessorized before it goes into the respective domestic retail dealer distribution network. MWW's accessory programs that are sold to the vehicle processing centers includes the individual components, parts, installation instructions and training, fixtures, templates, and warranty.

Vehicle manufacturers and the vehicle processing centers rely on MWW to propose, design, manufacture and deliver the accessory programs that are in demand by retail automobile buyers. The vehicle processing centers operate under quality control programs similar or equal to the manufacturer's on-line production facilities. Therefore, process stability, quality control issues and other related procedures are a crucial component of a successful relationship with the processing centers. The vehicle processing centers that will market particular vehicles into the dealer network are responsible for requesting, approving, and ultimately paying for the accessory programs. At present, MWW has no relationship with the individual retail dealer or the vehicle manufacturer, with the exception of Toyota Motor Manufacturing Company in Canada and BMW in Germany.

MAJOR CUSTOMERS

MWW's major customers in the U.S. are the large independently owned Toyota ports, South East Toyota Distributors, Inc. and Gulf States Toyota, Inc and Ford Motor Company. In Canada, MWW's major customer is Toyota Canada, Inc. In Europe, MWW's major customers are Toyota Germany and Toyota Europe. Other customers in the US include KIA Motors America and Webasto Roof Systems, a domestic and international manufacturer of original equipment and after market roof systems.

For the year ended September 2007, MWW was dependent upon three (3) customers for 91% of its revenue. South East Toyota Distributors, Inc., Gulf States Toyota, Inc., and Toyota Canada, Inc. represented 42%, 34 %, and 15% of revenue, respectively. Moreover, 81% of our accounts receivable at September 30, 2007 were due from these three (3) customers. For the year ended September 30, 2006, MWW was dependent upon three customers for 88% of its revenue. South East Toyota Distributors, Inc., Gulf States Toyota, Inc., and Toyota Canada, Inc. represented 46%, 25%, and 17% of revenue, respectively. Moreover, 93% of our accounts receivable at September 30, 2006 were due from these three customers.

MWW devotes significant attention to its major customers and is seeking to develop relationships with additional customers throughout the US, Canada, Europe and Asia, so that it will decrease its dependency on only a few major customers. The acquisitions of Colortek, Inc. and Modelworxx GmbH and operations with AutoFX should decrease this dependency in future periods.

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

TECHNOLOGY

Our newly acquired subsidiary, Modelworxx GmbH, has an experienced design team whose members have been involved in the design of BMW, Rolls Royce and Mini automobiles for several years. Modelworxx GmbH applies the latest design tools and technologies during this process and covers the entire range of the design process from the initial sketch to CAD design, full size clay modeling to fully functional show cars to finally preparing automobiles for production. This experience, combined with MWW's existing experience and customer base in the US, is expected to accelerate the development of accessory programs for sale in the European and North American markets.

PORTABLE DIGITIZING SYSTEM

In order to produce its products and at the same time expedite the design and development, MWW tries to always use the latest in digital recognition and design technology. Digital recognition refers to the use of up to date digital imaging equipment to capture data for manipulation, using computer aided design
(CAD) programs to assist the process. MWW uses portable equipment to obtain surface and/or component data acceptable for CAD, either in the field or at the processing center's location. This allows MWW to create highly accurate full-scale parts that can be used for development, presentations and sales and marketing, should the CAD data for a particular vehicle not be available in advance.

SOURCING

All MWW contract suppliers and production facilities are original equipment manufacturers, approved and certified by the International Standards Organization ("ISO") with the ISO 9000 certification. ISO 9000 certification refers to the objectively measurable set of quality management standards and guidelines that form the basis for establishing quality management systems adopted by the ISO. The ISO is a non-governmental organization comprised of the national standards institutes of 146 countries. The facilities have been strategically selected to minimize transportation cost and logistics. Suppliers are required to participate in quality assurance audits and submit the appropriate documentation for the components it processes for MWW.

SUPPLIERS

MWW has established relationships with a group of global suppliers that deliver quality materials for the production of add-on components to MWW. However, MWW largely depends upon three major suppliers, Pinnacle Plastics, AWA Aisin, and Borla Performance. MWW believes there are numerous sources for the raw materials used in its products and a loss of any of these suppliers would not impact MWW's performance negatively. For the year ended September 30, 2007, MWW made 27.7 % of its purchases from three suppliers and 52 % of MWW's accounts payable were due to three suppliers. For the year ended September 30, 2006, MWW made 62% of its purchases from three suppliers and 74% of MWW's accounts payable were due to three suppliers.

BORLA PERFORMANCE

Headquartered in California with locations in Europe, Borla is one of the top two suppliers for original equipment manufacturer grade specialized stainless steel performance exhausts systems and a longstanding supplier for MWW.

PINNACLE PLASTICS

An Ohio based Blow Molder and an original equipment manufacturer approved supplier among others for Honda, Ford Motor Company, GM and MWW. Pinnacle produces high quality blow molded components for the OEM and produces product designed by MWW exclusively for MWW customers.

AWA AISIN (ASIAN WORLD CORPORATION)

AWA/Aisin is located in Japan and partially owned by the Toyota Corporation. AWA/Aisin is a Tier-1 supplier to Toyota and other third party global automobile manufacturers. Based on this close relationship, Aisin provides MWW with components and materials. With Tooling owned by MWW, Aisin manufactures raw parts and finished goods to MWW specific design and manufacturing instructions.

ACTIVLINE

ActivLine is one of the original equipment manufacturers for carbon fiber seat heating systems, designing seat heater systems at MWW's instructions for exclusive delivery to MWW.

COMPETITION

The general aftermarket automotive industry is highly competitive. In MWW's market niche, defined as selling directly to the vehicle processing centers, competition is somewhat limited and is occasionally represented by smaller divisions of larger companies. MWW competes for a share of the overall global automotive aftermarket and potential new customers. In general, competition is based on proprietary product design capabilities and product quality, features, price and satisfactory after sale support. MWW's competitors include companies that offer a broad range of products and services, such as urethane molded parts, running boards, ground effects, and design.

MAIN COMPETITORS

Foam Molders
Specializes in Urethane and ABS plastic components. Foam Molders currently offers only a limited spoiler programs at the port processing facilities.

Pro Design
Specializes in injection molded exterior trim components offering lip style spoilers and body trim parts.

COMPETITIVE ADVANTAGES

MWW believes that its competitive edge lies in its superior design capabilities. MWW focuses on the expansion of its internal capabilities and the careful cultivation of long-term relationships, in contrast to simply selling products to multiple anonymous customers. By making sure, those customers will remain satisfied clients, MWW is not only stabilizing and growing its client roster and assuring revenue growth, but also simultaneously building and maintaining barriers of entry for competitors. MWW spent many years cultivating the relationships that led to (i) the design work for BMW, Rolls Royce and Mini automobiles and (ii) the sale of accessory programs to the vehicle processing centers for Toyota, Hyundai and KIA vehicles. As part of the process, MWW built a strong commercial relationship with the automotive manufacturers that supply MWW with the advance data required to develop new products in a timely fashion for new Toyota, Hyundai and KIA vehicle models. With this information, MWW can prepare programs for its customers that correspond to the 3-5 year life cycles of each vehicle model. Moreover, if MWW can manage its supplier and customer relationships effectively, it is creating reasonable barriers of entry for competitors, which might make it more difficult to persuade MWW's customers to switch to their goods and services. MWW expects to establish similar relationships with additional foreign and domestic manufacturers in future periods. However, there can be no reasonable assurance that MWW will be able to maintain or expand its customer relationships.

PROPRIETARY RIGHTS

MWW primarily relies upon a combination of trade secret laws, nondisclosure agreements and purchase order forms to establish and protect proprietary rights in the design of its products and in the products itself. However, it may be possible for third parties to develop similar products independently, provided they have not violated any contractual agreements or intellectual property laws. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. MWW has applied for a patent for its APDM (Accessory Power Distribution Module) product and may continue to pursue additional copyrights and patent protection for selected products in the future.

COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that we will not incur such costs with our paint facilities in the future.

EMPLOYEES

MWW has sixty nine (69) full-time and three (3) part-time employees. During fiscal 2006, MWW had fifteen (15) full time and three (3) part time employees. MWW considers full-time to be 32 or more hours per week. Management believes that the structure of its workforce allows MWW to scale its overhead according to the scope of its design, tooling, assembly and manufacturing requirements throughout the year. MWW plans to add employees in the future.

ITEM 2. DESCRIPTION OF PROPERTY

MWW's principal executive office is located at 2212 Grand Commerce Dr., Howell, MI 48855. The facility has three truck wells, two ground doors, a technical development enclosure, 20 foot ceilings, additional office space and more parking. The land for the executive office consists of 2.3 acres. The office building is approximately 24,000 square feet.

The facility was built to suit MWW's requirements and leased from JCMD Properties LLC, a company owned by James Marvin and Michael Winzkowski, current officers, directors and large stockholders of MWW. As such, MWW has a long term lease with the landlord, JCMD Properties LLC that is owned by these two affiliates. Under the Lease Agreement, as amended, MWW pays monthly rent of $12,450 with annual adjustments. The lease rates between MWW and JCMD Properties LLC match existing lease rates in the area. The current cost per square foot at the facility is $7.50 per square foot and subject to a price increase if the lease is extended. Nearby, triple net lease rates range between $6.00 - $8.00 per square foot.

Under generally accepted accounting principles, specifically FASB FIN 46-R, MWW consolidates the assets, liabilities, and non-controlling interest of JCMD Properties LLC, a "Variable Interest Entity" at fair value. The following mortgage obligations of JCMD Properties LLC pertain to the real property occupied by MWW. As of September 30, 2007, the aggregate outstanding mortgage obligations were $1,317,560. The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC that are included in the combined financial statements are not the Company's.

The satellite/home offices for the support teams operating in different parts of the U.S. and Germany are located at the following addresses.

Our Florida office is located in Palm Harbor, Florida, United States. MWW pays $900 per month under a month to month agreement for this office. A second location is in Bluffton, South Carolina, United States. MWW does not record any lease expense for this office because this facility is made available to MWW by its employee who is reimbursed for out-of-pocket costs, such as telephone, facsimile and courier. The Florida and South Carolina office coordinate the relationship with South East Toyota Distributors, Inc., Gulf States Toyota, Inc. and explores expansion opportunities with Caribbean, European and South American customers.

Our subsidiary, Colortek, Inc. has 46,000 square foot facility on 20 acres is located in Baroda, Michigan. The facility is owned by MWW and is financed by La Salle Bank. The mortgage is scheduled for a balloon payment in July of 2008 and La Salle bank and MWW are in the process of establishing a new long term fixed rate mortgage for the properties. The current obligation is for $691,045 with a monthly payment of $5,600.

On August 1, 2007 MWW/Auto FX entered into a three year real property lease for use of a warehouse located in the city of Elkhart, Indiana. The lease for the Auto FX facility is $5,700.00 per month. The facility is a 21,000 square foot facility with a 2 acre parking storage lot.

The main office of Modelworxx is a 3,000 square foot leased facility in Munich, Germany, with a rent of $2,750 per month.

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.


ITEM 3. LEGAL PROCEEDINGS.

The Company is sometimes subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

MWW did not submit any matters to a vote of its stockholders during the fourth quarter.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

At December 31, 2007, there were 15,763,080 shares of common stock issued and outstanding. There are 20,660,000 shares of common stock that are subject to outstanding options and warrants to purchase common stock. On December 31, 2007 the closing ask price of our common stock was $.90 per share.

The common stock of MWW commenced trading on the OTCBB on September 14, 2006. The table below sets forth the high and low bid information for each quarter since the common stock began trading. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Marketing Worldwide Corp
High - Low

Date                     High             Low
----                     ----             ---
December 2006           $ 0.80          $ 0.80
March 2007              $ 0.70          $ 0.70
June 2007               $ 1.01          $ 0.85
September 2007          $ 0.75          $ 0.75

At December 31, 2007, MWW had 44 common stockholders of record and the share price was $0.90. MWW has not declared any cash dividends on its common equity for the last two years. It is unlikely that MWW will pay dividend on its common equity in the future and is likely to retain earnings and issue additional common equity in the future.

MWW did not have any securities authorized for issuance under any equity compensation plans at the end of fiscal 2006. In April 18, 2007, MWW' board of directors adopted the 2007 Stock and Stock Option Compensation Plan (the "2007 Plan") and reserved 1,500,000 shares of common stock for future issuance under the 2007 Plan.

In May 2007, MWW granted 170,000 employee stock options vesting over the next three years. The options grant the employee the right to purchase the Company's common stock over the next 8 to 10 years at an exercise price of $0.45. The options were valued using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: -0-%; volatility: 112.99%; risk free interest rate: 4.50%. The determined fair value of the options of $41,440 will be recognized as a period expense ratably with vesting rights.

                                Equity Compensation Plan Information
--------------------------------------- --------------------- --------------------- -----------------------
             Plan Category               Number of securities    Weighted average     Number of securities
                                           to be issued upon    exercise price of   remaining available for
                                              exercise of      outstanding options, future issuance under
                                         outstanding options, warrants and rights    equity compensation
                                          warrants and rights                           plans (excluding
                                                                                    securities reflected in
                                                                                          column (a))
                                                  (a)                  (b)                    (c)
--------------------------------------- --------------------- --------------------- -----------------------
 Equity compensation plans approved by             -                    -                      -
           security holders
--------------------------------------- --------------------- --------------------- -----------------------
Equity compensation plans not approved         1,500,000               $.45                1,330,000
          by security holders
--------------------------------------- --------------------- --------------------- -----------------------
                 Total                         1,500,000               $.45                1,330,000
--------------------------------------- --------------------- --------------------- -----------------------

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

GENERAL OVERVIEW

MWW operates in a niche of the supply chain for new passenger motor vehicles in the United States, Canada and Europe. MWW is a designer and manufacturer of accessories for the customization of cars, sport utility vehicles and light trucks. MWW's revenues are derived through the sales of its products and services to large automotive companies. As a consequence, MWW is dependent upon the acceptance of its products in the first instance by the automotive industry. As a result of this dependence MWW's business is vulnerable to actions which impact the automotive industry in general, including but not limited to, current consumer interest rates, fuel costs, and new environmental regulations. Growth opportunities for the Company include expanding its geographical coverage and increasing its penetration of existing markets in the US, Canada and Europe through internal growth and expanding into new product markets, adding additional customers and acquiring companies in its core industry that supplement and compliment the currently existing capabilities, and at the same time supply access to additional markets and customers. Challenges currently facing the Company include managing its growth, controlling costs and completing the integration of the acquisitions it has executed during the last quarter of 2007. Escalating costs of audits, Sarbanes-Oxley compliance, health care and commercial insurance are also challenges for the Company at this time.

The following specific factors could affect our revenues and earnings in a particular quarter or over several quarterly or annual periods:

The requirements for our products are complex, and before buying them, customers spend a great deal of time reviewing and testing them. Our customers' evaluation and purchase cycles do not necessarily match our report periods, and if by the end of any quarter or year we have not sold enough new products, our orders and revenues could fall below our plan for a period of time. Like many companies in the automotive accessory industry, a large proportion of our business is attributable to our largest customers. As a result, if any order, and especially a large order, is delayed beyond the end of a fiscal period, our orders and revenue for that period could be below our plan.

The accounting rules we are required to follow permit us to recognize revenue only when certain criteria are met.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various others assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

o Accounting for variable interest entities
o Revenue recognition
o Inventories
o Allowance for doubtful accounts
o Stock based compensation

ACCOUNTING FOR VARIABLE INTEREST ENTITIES

In December 2003, the FASB issued a revision to FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46R). FIN No. 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entities expected losses, receive a majority of the entity's expected residual returns or both.

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

The consolidation of the VIE resulted in net income of $25,799 for the year ending September 30, 2007 and $48,267 for the year ended September 30, 2006. Since the consolidation of the VIE was performed as of January 1, 2005, there was no significant impact to the Consolidated Statements of Income and Consolidated Statements of Cash Flows. The construction loans have been converted into two mortgage loans. As of September 30, 2007, the balance of the JCMD Properties LLC mortgage loan with Key Bank National Association was $723,832. The mortgage note payable has been collateralized by the substantially all of the Company's assets. The balance of the second construction loan was converted into a mortgage loan with Key Bank and subsequently converted again into a SBA loan. As of September 30, 2007, the balance of the SBA loan was $593,728.

REVENUE RECOGNITION

For revenue from products and services, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services has been rendered or no refund will be required.

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

INVENTORIES

We value our inventories, which consist primarily of automotive body components, at the lower of cost or market. Cost is determined on the weighted average cost method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and trends in MWW's core business, current aging, and current and anticipated wholesale discounts, and class or type of inventory is analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

We are required to estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of September 30, 2007, we determined there was no reserve required against our account receivables.

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

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2007 TO THE YEAR ENDED SEPTEMBER 30, 2006

SALES

Net sales were $7,454,053 for the year ended September 30, 2007. Our sales decreased by $2,022,095 or 21% from $9,476,148 for the year ended September 30, 2006. The decrease is attributable to two factors beyond our control. First, several customers delayed their orders beyond the close of our fiscal year because of changes in the launch dates for particular vehicles by the vehicle manufacturers. Second, several customers elected not to include our products on the vehicles sold through to the retail dealer network within the first few months of the new model releases. For example, our customer, South East Toyota Distributors, Inc. ("SET") experienced such demand for new Toyota vehicles from the retail dealers in its area that SET elected not to fully accessorize as many vehicles at its vehicle processing center, in order to move vehicles through to the dealer network faster. As a result, a lower portion of the vehicles moving through SET's processing center were equipped with our spoilers and exhaust systems.

GROSS PROFIT

Management improved MWW's gross profit margin by 4.2% compared to the prior year. For the fiscal year ended September 30, 2007, MWW's gross profit was $2,219,689 (29.8%) compared to $2,433,223 (25.7%) for the fiscal year ended
September 30, 2006. While the gross profit was lower due to reduced sales, the positive change in MWW's gross margin was a result our sales mix. MWW sold a greater percentage of its higher margin spoiler products in 2007 than in 2006. Further, our ongoing efforts to reduce manufacturing costs contributed to higher margins. MWW's gross profit margin is influenced by a number of factors and gross margin may fluctuate based on changes in the cost of supplies, product mix, currency exchange, and competition. For example, fuel, resin and steel prices increased during 2007 and this led to increased transportation and product costs.

OPERATING EXPENSES

Operating expenses increased dramatically during the year ended September 30, 2007, mainly based on the company's financing and acquisition activities. During 2007, total operating expenses were $5,166,246 compared to $1,781,244 in fiscal 2006.

Selling, general, and administrative expenses were $3,581,694 in 2007 compared to $1,781,244 during 2006. MWW recorded an impairment loss of $1,781,244 in 2007 compared to $0 during 2006.

The increase in selling, general, and administrative costs of $1,800,450 is attributable to higher payroll costs associated with our growth from fifteen
(15) full time and three (3) part time employees in 2006 to sixty nine (69) full-time and three (3) part-time employees at the close of 2007. The impairment loss of $1,584,552 consists of $955,897 and $628,654 in one-time, non-cash charges for the acquisition of Colortek, Inc. and Modelworxx GmbH, respectively. While not a regular and recurring activity, the Company's management from time to time assesses its new acquisition opportunities in regards to making additional acquisitions in the future.

OTHER INCOME (EXPENSES)

Financial expenses were $4,003,072 in 2007 compared to $169,883 during 2006. The $3,833,189 increase in our financial expenses in 2007 is related to the beneficial conversion feature of the 3,500,000 shares of Series A Convertible Preferred Stock that was sold to Vision Opportunity Master Fund, Ltd. in April 2007 and the placement agent fees associated with identifying that investor, both of which one-time and are non-cash charges. A small portion relates to the increased interest rate on our borrowings. Other income (expense), net was ($158,827) in 2007 compared to ($10,175) in 2006 an increase of $148,652. Other income (expense) represents the losses on the sale of assets and interest income. While not a recurring activity, the Company's management from time to time assesses its foreign currency risks in connection with its agreements to acquire inventory and materials from its vendors and enters into contracts to hedge such risks. The Company currently has no foreign currency contracts.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had working capital of $557,453. We reported negative cash flow from operating activities of $617,709, negative cash flow from investing activities of $240,353 and positive cash flow from financing activities of $2,784,686. In addition, our financial statement records a $2,000,000 subscription receivable from the exercise of warrants to purchase 4,000,000 shares at $.50 per share. The cash from the subscription receivable was received a few days after the close of our 2007 fiscal year. The negative cash flow from operating activities consists of ($6,922,646) net loss, $296,545 depreciation and amortization expenses, $190,361 loss on disposition of equipment, $137,500 change in the fair value of re-priced warrants, $3,500,000 as the fair value of warrants issued in connection with the Series A Preferred Stock, $57,991 in amortization of deferred financing costs, $1,584,551 impairment loss, $1,209,407 decrease in accounts receivable, $462,068 decrease in inventory, $396,219 decrease in other current liabilities, and ($1,343,960) reduction of accounts payable.

Negative cash flow from investing activities of $240.353 occurred primarily from acquiring additional property and equipment of $284,449, offset by $44,096 cash received in conjunction with our current year acquisitions of Colortek, Inc. and Modelworxx GmbH.

We reported positive cash flow from financing activities of $2,784,686 through the issuance of Series A Convertible Preferred Stock (see footnote K below) generating net cash of $3,222,450, a $158,613 reduction in our line of credit and $304,950 repayment of notes payable and capital leases.

In order to finance its expanding operations, the Company obtained conventional bank and lease financing, which provided the liquidity to meet its on-going and anticipated working capital requirements, as well as increase its inventory levels and invest in equipment utilized in the ordinary course of its business operations.

Based on the application of FIN 46-R the Company is consolidating its financials with those of JCMD Properties LLC. The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC that are included in the combined financial statements are not the Company's. The liabilities of the VIE's will be satisfied from the cash flows of the VIE's assets and revenues belong to the VIE.

MWW has a $1,500,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs. The loan is due on January 31, 2008. MWW pledged its entire inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the loan. Mr. Winzkowski, Mr. Marvin and JCMD Properties, LLC (an entity controlled by Mr. Winzkowski and Mr. Marvin) each executed a commercial guaranty for an unlimited amount in favor of Key Bank N.A. The loan with Key Bank N.A. is a standard asset based loan agreement. The loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than 3.50 to 1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12- month period.

As of September 30, 2007 the Company was in violation of the fixed charge ratio and change of ownership covenant,but the bank has waives this condition. MWW is in compliance with all other terms and conditions of its agreement with Key Bank N.A. MWW believes that it has satisfactory relationships with its creditors and that the agreement will be extended at the due date. The Company is incompliance with all terms of the loan. As of September 30, 2007, the loan balance was $1,000,000.

MWW expects its regular capital expenditures to be approximately $450,000 for fiscal 2008. Further, MWW expects approximately $1,500,000 in additional capital expenditures during fiscal 2008 for AutoFX and Modelworxx GmbH. These anticipated expenditures are for continued investments in property, tooling, and equipment used in our business.

Management believes that available cash, the line of credit, and cash generated from the sale of securities and from operations will be adequate to fund MWW's capital requirements for the foreseeable future. Management may seek additional capital through the selling of securities, the exercise of warrants by its investor, or adding long term debt to be used for general corporate purposes and additional acquisitions, if such transactions cannot be financed out of existing cash flow.

The Company has adopted Financial Accounting Standard No. 109 (SFAS 109) "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax provision reported in the consolidated financial statements for the year ended September 30, 2007 is based on the then effective tax status of the Company for income tax purposes.

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

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

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

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this FSP will have a material impact on its financial position, operations or cash flows.

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

Our success is dependent on the creative, technical, financial, administrative, logistical, design, engineering, manufacturing and other contributions of the founders of Marketing Worldwide Corporation, Michael Winzkowski and James Marvin and the founders of our wholly owned subsidiaries Colortek and Modelworxx, Patrick Smiarowski and Gerold Haas respectively. These individuals have established the relationships with our customers and suppliers and manage the day to day operations of the company. The loss of either person would cause a disruption in our operations that could cause a decline in the level of revenue and the operating margins reported by the company. In the short term, it would be difficult to duplicate the relationships, industry experience, and creativity of our founders. The loss of one or both might substantially reduce our revenues and our net income.

OUR REVENUE DEPENDS ON A FEW KEY CUSTOMERS. THE LOSS OF A KEY CUSTOMER WOULD HAVE A NEGATIVE IMPACT ON OUR REVENUE AND RESULTS FROM OPERATIONS.

For the fiscal year ended September 30, 2007, our three largest customers represented 42% (South East Toyota), 34% (Gulf States Toyota), and 15% (Toyota Canada Inc./Toyota Motor Manufacturing Canada, Inc.) of our $7.5million in net sales. For the fiscal year ended September 30, 2006, our three largest customers represented 46% (South East Toyota), 25% (Gulf States Toyota), and 17% (Toyota Canada Inc./Toyota Motor Manufacturing Canada, Inc.) of our $9.4 million in net sales. The loss of a key customer would have a material adverse effect on our operations.

WE DEPEND ON A FEW KEY SUPPLIERS TO OBTAIN EQUIPMENT AND COMPONENTS. ANY DISRUPTION IN OUR ABILITY TO OBTAIN ADEQUATE QUANTITIES AND MEET DELIVERY SCHEDULES CAUSED BY OUR RELIANCE ON A FEW KEY SUPPLIERS COULD HURT OUR BUSINESS.

For the fiscal year ended September 30, 2007, 28% of our purchases came from three suppliers ASIN, Borla Performance, and Pinnacle Plastics. For the fiscal year ended September 30, 2006, 62% of our purchases came from three suppliers ASIN, Borla Performance, and WET. The loss of a key supplier would result in delivery delays disrupt our revenue and net income and hurt our reputation. Vertical integration has reduced our dependency on outside suppliers.

OUR BUSINESS DEPENDS ON OUR DESIGNS, BUT WE HAVE NOT SOUGHT COPYRIGHT OR PATENT PROTECTION FOR ALL OUR PRODUCTS. IF OUR UNPROTECTED ACCESSORY PROGRAMS BECOME WIDELY AVAILABLE BECAUSE WE FAILED TO USE CERTAIN LEGAL MEANS TO PROTECT OUR DESIGNS, IT MAY HURT OUR BUSINESS.

Our success is dependent, in part, upon the designs for our principal products such as, our rear deck spoilers, running boards, front grills, stainless steel exhaust systems, side skirts, front ends, carbon fiber seat heaters, and light systems and the intellectual property and trade secrets used during the manufacturing and assembly processes. We have not taken steps to obtain copyright or patent protection for all our designs or. Instead, we mostly rely on confidentiality agreements with our customers, employees, vendors and consultants to protect our proprietary technology. If our unprotected accessory programs become widely available because we did not adequately protect the designs, intellectual property and trade secrets, it may cause a material adverse change in our business, financial condition and results of operations.

WE DO NOT HAVE LONG-TERM WRITTEN AGREEMENTS WITH OUR KEY CUSTOMERS OR KEY SUPPLIERS; THEREFORE, OUR REVENUE STREAM AND OUR SUPPLY CHAIN ARE SUBJECT TO GREATER UNCERTAINTY.

South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc., Toyota Motor Manufacturing Corp., Toyota Germany and BMW, Germany are all key customers. These customers issue short term contracts (12 months) or blanket purchase orders to us that remain open during the life of an accessory program or the extended term. The customer then makes delivery releases against those blanket purchase orders or short term agreements in frequent time intervals. However, none of our key customers have any binding obligations to us beyond payment of our most recent purchase order and adherence to the terms and conditions of the blanket purchase order or short term agreement. The lack of long-term written agreements that specify a fixed dollar amount of the total purchase amount for our accessory programs or services; means that we cannot predict with any certainty that these customers will generate a specific level of revenue in any specific accounting period. Our blanket purchase orders or short term agreements with customers provide for a fixed per unit cost, but do not contain any fixed purchase commitments for a specific dollar amount, except in the short term agreements with BMW. A delivery release under the blanket purchase order does specify the dollar amount to be paid by our customer for that release. We record revenue when products are shipped, legal title has passed, and all our significant obligations have been satisfied. Similarly, AWA Aisin, Borla Performance, and WET/NCC are all key suppliers, but none of them have any binding obligation to us except to adhere to the terms and conditions of the purchase order submitted by us and accepted by them, to furnish goods or services.

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

Our annual operating results are likely to fluctuate significantly in the future as a result of our dependence on our major customers, South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc., Toyota Motor Manufacturing Corp, Toyota Germany and BMW. Moreover, the actual purchasing decisions of our customers are often outside our control. Consequently, our customer's purchase decisions are influenced by factors beyond our control, like general economic conditions and economic conditions specific to the automobile industry.

Further, since the majority of our revenue is from four or five key customers instead of from a multitude of individual customers, a significant change in the amount or timing of purchase decisions by a single customer creates a wider fluctuation in our operating results for any given accounting period.

WE HAVE PLEDGED ALL OF OUR ASSETS TO ONE CREDITOR FOR A $1,500,000 LINE OF CREDIT. OUR BUSINESS COULD BE AFFECTED BY OUR RELATIONSHIP WITH THIS CREDITOR.

We entered into an asset based loan agreement with Key Bank N.A. to borrow up to $1,500,000 (the "Loan"). The Loan is due on January 31, 2008. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan. If we are unable to renew the Loan when it comes due or find other sources of capital, the lender could foreclose on all of our assets and force us out of business. This would have a material adverse effect on our financial condition and results from operations. MWW is currently in compliance with all conditions of the loan.

MANAGEMENT INTENDS TO INCREASE REVENUE THROUGH ACQUISITIONS FINANCED WITH COMMON STOCK WHICH WILL DECREASE THE EQUITY PERCENTAGE OF THE COMPANY OWNED BY EXISTING STOCKHOLDERS.

Management may consider increasing the company's revenues through additional acquisitions of other operations in the automotive accessory industry. We have no plans for a reverse merger, change in control or spin off. The Company currently has no plans to engage in a transaction with an entity outside the automotive industry. Management is aware of several operating companies in the automotive accessory market that are candidates for additional merger or acquisition. While we may consider financing any business combination with common stock, we do not expect any business combination to result in a change in control or constitute a reverse merger.

WE LACK INDEPENDENT DIRECTORS WHICH LIMITS THE NATURE AND TYPE OF GUIDANCE GIVEN BY THE BOARD TO THE MANAGEMENT TEAM AND MAY AFFECT THE PRICE OF OUR STOCK.

Shareholders should be aware of and familiar with the recent issues concerning corporate governance and lack of independent directors as a specific topic. Our two directors are not independent because they are employed by the Company and are paid more than $100,000 per year by the Company. The OTC Bulletin Board does not have any listing requirements concerning the independence of a company's board of directors.

TWO STOCKHOLDERS WITH 39% OF THE COMMON STOCK ARE THE CONTROLLING OFFICERS AND DIRECTORS. THEREFORE, INVESTORS WILL HAVE LITTLE OR NO CONTROL OVER MANAGEMENT OR MATTERS THAT REQUIRE STOCKHOLDER APPROVAL.

Our Chief Executive Officer owns 25% and Chief Financial Officer owns 13% of the issued and outstanding common stock of the Company. These two stockholders with 38% of the common stock are the controlling officers and directors and because of the voting power held can effectively approve or block any corporate change of control. Moreover, because of the voting power, these two stockholders can effectively elect the board of directors and vote to amend the Company's certificate of incorporation. Investors should be aware that the voting power of these two stockholders can be exercised in a manner that delivers economic benefit of all stockholders or may be exercised in a manner that does not deliver the same economic benefit to all stockholders.

THERE IS A GRADUALLY EMERGING PUBLIC MARKET FOR MWW'S SECURITIES AND YOU MAY HAVE DIFFICULTIES TO LIQUIDATE YOUR INVESTMENT.

Trading of MWW stock (MWWC.OB) has commenced, with a closing ask price of $.90 on December 31, 2007. If a market for MWW's common stock continues to develop slowly; the stock price may be volatile. No assurance can be given that any market for MWW's common stock will be maintained. The sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities Act Rules by members of management or others may have a substantial adverse impact on any such market.

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

WE MAY NOT BE ABLE TO IMPLEMENT SECTION 404 OF THE SARBANES-OXLEY ACT ON A TIMELY BASIS.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending September 30, 2008. Under current rules, commencing with our annual report for the fiscal year ending September 30, 2009 our independent registered accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting.

We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We can not assure you that we will be able to complete a Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

OUR FAILURE TO COMPLY WITH RESTRIVTIVE CONVENANTS UNDER OUR REVOLVING CREDIT FACILITIES AND OTHER DEBT INSTRUMENTS COULD TRIGGER PREPAYMENT OBLIGATIONS.

Our failure to comply with the restrictive convents under our revolving credit facility and other debt instruments could result in an event of default, which, if nor cured or waived, could result in us being required to pay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by Item 310(a) of Regulation S-B are included below on pages F-1 to F-27.

                         MARKETING WORLDWIDE CORPORATION

                   Index to Consolidated Financial Statements
 -------------------------------------------------------------------------------

  CONTENTS                                                              PAGE NO.
  --------                                                              --------

  Report of Independent Registered Certified Public Accounting Firm          F-2

  Consolidated Balance Sheet at September 30, 2007                           F-3

  Consolidated Statements of Operations for the Years
    Ended September 30, 2007 and 2006                                        F-4

  Consolidated Statement of Deficiency in Stockholder's Equity
    for the Two Years Ended September 30, 2007                               F-5

  Consolidated Statements of Cash Flows for the Years
    Ended September 2007 and 2006                                            F-6

  Notes to the Consolidated Financial Statements                      F-7 ~ F-27

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Marketing Worldwide Corporation
Howell, Michigan

We have audited the accompanying consolidated balance sheet of Marketing Worldwide Corporation, and its wholly owned subsidiaries (the Company) as of September 30, 2007 and the related consolidated statements of operations, deficiency in stockholders' equity and cash flows for each of the two years in the period ended September 30, 2007. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of Marketing Worldwide Corporation, as of September 30, 2007 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note L to the consolidated financial statements, the Company on January 1, 2005 adopted FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities."

                                                    /s/ RBSM LLP
                                                    ----------------------------
New York, New York                                  RBSM LLP
January 10, 2008                                    Certified Public Accountants

                         MARKETING WORLDWIDE CORPORATION
                           Consolidated Balance Sheet
                               September 30, 2007


ASSETS
Current assets:
Cash and cash equivalents                                           $ 2,270,313
Accounts receivable, net                                                692,071
Inventories                                                             857,984
Deferred income taxes                                                   188,271
Other current assets                                                    183,999
                                                                    -----------
  Total current assets                                                4,192,638

Property, plant and equipment, net                                    3,321,827

Other assets:
Intangible assets, net                                                  140,000
Capitalized finance costs, net                                          603,424
Other assets, net                                                       199,283
                                                                    -----------

Total assets                                                        $ 8,457,172
                                                                    ===========

LIABILITIES AND DEFICIANCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit                                                   1,000,000
Notes payable and capital leases, current portion                       820,218
Accounts payable                                                        824,718
Warranty liability                                                      122,905
Other current liabilities                                               867,344
                                                                    -----------
  Total current liabilities                                           3,635,185

Long term debt:
Notes payable, long term                                              1,309,806
Capital leases, long term
                                                                         70,675
                                                                    -----------

Total liabilities                                                     5,015,666

Interest in non-controlling entity                                      240,769

Series A convertible preferred stock, $0.001 par value;
3,500,000 shares issued and outstanding                               3,499,950


Deficiency in Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 authorized
Common stock, $0.001 par value, 100,000,000 shares authorized;
15,763,080 shares issued and outstanding                                 15,763
Additional paid in capital                                            8,056,551
Subscription receivable                                              (2,000,000)
Accumulated Deficit                                                   6,371,527)
                                                                    -----------
  Total deficiency in stockholders' equity                             (299,213)
                                                                    -----------

Total Liabilities and Deficiency in Stockholders' Equity            $ 8,457,172
                                                                    ===========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS






                         MARKETING WORLDWIDE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2007 AND 2006

                                                       2007            2006
                                                   ------------    ------------
Sales, net                                         $  7,454,053    $  9,476,148
Cost of sales                                         5,234,364       7,042,925
                                                   ------------    ------------

Gross profit                                          2,219,689       2,433,223

Operating expenses:
Selling, general and administrative expenses          3,581,694       1,781,244

Impairment of intangible assets                       1,584,552              --
                                                   ------------    ------------

Total operating expenses                              5,166,246       1,781,244
                                                   ------------    ------------

Income (loss) from operations                        (2,946,557)        651,979

Other income (expense):
Financial expenses                                   (4,003,072)       (169,883)
Other income (expense), net                            (158,827)        (10,175)
                                                   ------------    ------------

Income (loss) before provision for income taxes      (7,108,456)        471,921

Provision for income taxes (benefit)                   (211,609)        117,704
                                                   ------------    ------------

Income (loss) before minority interest               (6,896,847)        354,217

Income (loss)  from minority interest                   (25,799)        (48,267)
                                                   ------------    ------------

NET INCOME (LOSS)                                  $ (6,922,646)   $    305,950
                                                   ============    ============

Income (loss) per share, basic                     $      (0.47)   $       0.03
                                                   ============    ============

Income (loss) per share, fully diluted             $      (0.47)   $       0.02
                                                   ============    ============

Weighted average common stock outstanding
    Basic                                            15,004,183      11,074,031
                                                   ============    ============
    Fully Diluted                                    15,004,183      12,324,031
                                                   ============    ============


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS






                                         MARKETING WORLDWIDE CORPORATION
                          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                     FOR THE TWO YEARS ENDED SEPTEMBER 30, 2007

                                                                          Additional                    Retained
                          Preferred stock           Common stock            Paid in     Subscription    Earnings
                         Shares      Amount     Shares        Amount        Capital     Receivable      (Deficit)        Total
                       -----------   ------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, October 1,
2005                            --   $   --    11,051,995   $    11,052   $   777,248   $        --    $   245,169    $ 1,033,469

Common stock issued
for services
rendered at $1.00
per share                       --       --       176,285           176       176,109            --             --        176,285

Fair value of
200,000 common stock
options issued to
consultant in
exchange for
services rendered               --       --            --            --        35,480            --             --         35,480

Net income                      --       --            --            --            --            --        305,950        305,950
                       -----------   ------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, October 1,
2006                            --       --    11,228,280        11,228       988,837            --        551,119      1,551,184

Exercise of common
stock options                   --       --        55,000            55        54,945            --             --         55,000

Common stock issued
for services
rendered at
approximately $0.90
per share                       --       --        79,800            80        66,154            --             --         66,234

Fair value of warrants issued for
services rendered               --       --            --            --       383,915            --             --        383,915

Common stock issued
in conjunction with
acquisition of
Colortek, Inc.                  --       --       400,000           400       179,600            --             --        180,000

Beneficial
conversion feature
relating to the
issuance of Series A
preferred stock                 --       --            --            --     3,500,000            --             --      3,500,000

Fair value of
options issued in
conjunction with
acquisition of
Modelworxx                      --       --            --            --       749,600            --             --        749,600

4,000,000 warrants
exercised for common
stock at $0.50 per
share                           --       --     4,000,000         4,000     1,996,000    (2,000,000)            --             --

Change in fair value
of re-priced
warrants previously
issued                          --       --            --            --       137,500            --             --        137,500

Net loss                        --       --            --            --            --            --     (6,922,646)    (6,922,646)
                       -----------   ------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, September
30, 2007                        --   $   --    15,763,080   $    15,763   $ 8,056,551   $(2,000,000)   $(6,371,527)   $  (299,213)
                       ===========   ======   ===========   ===========   ===========   ===========    ===========    ===========

                         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS






                         MARKETING WORLDWIDE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2007 AND 2006


                                                                2007            2006
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $(6,922,646)   $   305,950
Adjustments to reconcile net income (loss) to cash (used
in) provided by operations:
Depreciation and amortization                                    296,545        164,217
Loss on disposal of equipment                                    190,361             --
Common stock issued for services rendered                         66,234         14,000
Stock options issued for services rendered                            --         35,480
Change in fair value of re-priced warrants                       137,500             --
Fair value of warrants issued in connection with preferred
stock                                                          3,500,000             --
Amortization of deferred financing costs                          57,991             --
Impairment loss                                                1,584,551             --
(Increase) decrease in: Accounts receivable                    1,209,407       (693,782)
Inventory                                                        462,068       (297,896)
Other current assets                                            (169,735)        33,840
Other assets                                                    (179,883)        13,736
Increase (decrease) in:
Accounts payable                                              (1,343,960)       401,577
Other current liabilities                                        493,858         71,187
                                                             -----------    -----------
Net cash (used in) provided by operating activities:            (617,709)        48,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                              (284,449)      (347,857)
Loan receivable advances                                              --        (73,137)
Cash from acquisition of Colortek, Inc                            10,068             --
Cash from acquisition of Modelworxx GmbH                          34,028             --
                                                             -----------    -----------
Net cash used in investing activities:                          (240,353)      (420,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority interest                                                 25,799         58,350
Proceeds from issuance of Series A preferred stock             3,222,450             --
Net proceeds from (repayments of) lines of credit               (158,613)       549,667
Net repayments of notes payable and capital leases              (304,950)       (79,239)
                                                             -----------    -----------
Net cash provided by financing activities                      2,784,686        528,778

Net increase in cash and cash equivalents                      1,926,624        156,093
Cash and cash equivalents, beginning of period                   343,689        187,596
                                                             -----------    -----------

Cash and cash equivalents, end of period                     $ 2,270,313    $   343,689
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest                           $   218,199    $   147,747
                                                             ===========    ===========
Cash paid during year for taxes                              $    12,000    $     6,000
                                                             ===========    ===========

Capital lease obligations incurred in connection with the    $    43,317    $   140,418
acquisition of property, plant and equipment
                                                             ===========    ===========
Mortgage obligations incurred in connection with variable
interest entity: acquisition of building                     $        --    $        --
                                                             ===========    ===========
Common stock issued for services rendered                    $    66,234    $   162,285
                                                             ===========    ===========
Common stock issued for acquisition of Colortek              $   180,000    $        --
                                                             ===========    ===========
Stock options issued for acquisition of Modelworxx           $   749,600             --
                                                             ===========    ===========
Warrants issued for financing services rendered              $   383,915    $        --
                                                             ===========    ===========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                      F-6

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL
-------

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

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

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Marketing Worldwide LLC. Effective January 1, 2005, the consolidated financial Statements also include a variable interest entity
(VIE) of which the LLC is the primary beneficiary as further described in Note
E. Additionally, on May 24, 2007; the Company acquired Colortek, Inc. (See Below) and on September 28, 2007 the Company acquired MW Global Limited which owns 100% of the outstanding ownership and economical interest in Modelworxx GmbH (See below). All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

ACQUISITIONS
------------

On May 24, 2007, the Company acquired 100% ownership of Colortek, Inc. in exchange for 400,000 shares of the Company's Common stock. The assets of Colortek consist of a 46,000 square foot facility located in Michigan and include two 80-foot down-draft batch paint production lines.

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
              -------------------------------------- --------------

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired was based on management's best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

              Cash and other current assets           $    201,784
              Property, plant and equipment              1,307,574
              Customer lists                               150,000
              Goodwill and other intangibles               955,897
              Less: liabilities assumed                 (2,435,255)
                                                      ------------
                Net                                   $    180,000
                                                      ============


Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

During the year ended September 30, 2007, the Company management preformed an evaluation of its intangible assets acquired from Colortek, Inc. including goodwill for purposes of determining the implied fair value of the assets at September 30, 2007. The test indicated that the recorded book value of the

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

ACQUISITIONS (CONTINUED)
------------------------

goodwill exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $955,897, net of tax, or $0.08 per share during the year ended September 30, 2007 to reduce the carrying value of the goodwill to $0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

The customer list was valued at $150,000 and it is being amortized on a straight line basis over its estimated useful life of five years.

On September 28, 2007, the Company acquired 100% ownership of MW Global Limited which owns 100% of the outstanding ownership and economical interest in Modelworxx GmbH in exchange for options to purchase 1,000,000 shares of the Company's common stock at $0.10 per share over the next five years.

The acquisition of Modelworxx GmbH. was accounted for using the purchase method in accordance with SFAS 141, "Business Combinations". The fair value of the options to purchase the Company's common stock issued as part of the acquisition was determined using the Black Scholes Option Pricing Model based on the following assumptions: expected dividend rate: -0-%, volatility: 280.06%; risk free rate: 4.23%.The results of operations for Modelworxx GmbH have been included in the Consolidated Statements of Income (Loss) since acquisition. The components of the purchase price were as follows:

              -------------------------------------- --------------
              Fair value of 1,000,000 options to
              purchase the Company's common stock         $749,600
              -------------------------------------- --------------

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired was based on management's best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

              Cash and other current assets             $   34,028
              Accounts receivable                           31,155
              Inventories                                  169,569
              Property, plant and equipment                 75,188
              Other tangible assets                         42,262
              Goodwill and other intangibles               628,654
              Less: liabilities assumed                   (231,256)
                                                        ----------
                Net                                     $  749,600
                                                        ==========

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

During the year ended September 30, 2007, the Company management preformed an evaluation of its intangible assets acquired from Modelworxx GmbH including goodwill for purposes of determining the implied fair value of the assets at September 30, 2007. The test indicated that the recorded book value of the goodwill exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $628,654, net of tax, or $0.05 per share during the year ended September 30, 2007 to reduce the carrying value of the goodwill to $ 0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION
-------------------

For revenue from products and services, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services has been rendered or no refund will be required.

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

ACCOUNTING FOR BAD DEBTS AND ALLOWANCES
---------------------------------------

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. There was no allowance for doubtful accounts at September 30, 2007.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

INVENTORIES
-----------

The inventory consists of work in process and finished goods substantially ready for resale purposes. The Company purchases the merchandise on delivered duty paid basis. The amounts for cost of goods sold during the years ended September 30, 2007 and 2006 are removed from inventory on weighted average cost method.

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

LONG LIVED ASSETS
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires those long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

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

ADVERTISING
-----------

The Company follows the policy of charging the cost of advertising to expenses as incurred. For the years ended September 30, 2007 and 2006, advertising costs were not material to the statement of income.

RESEARCH AND DEVELOPMENT COSTS
------------------------------

The Company accounts for research and development cost in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Total research and development costs charged to income were $119,825 and $120,775 for the years ended September 30, 2007 and 2006, respectively.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
-----------------------------------------

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents totaling 24,555,000 and 200,000 at September 30, 2007 and 2006, respectively, were not considered as they would be anti-dilutive and had no impact on loss per share for any periods presented. The number of shares outstanding in the computation of loss per share is comprised of the following:

                                                           2006          2005
                                                        ----------    ----------

       Weighted average common shares outstanding       11,504,183    11,074,031
       Warrants and options shares deemed outstanding    3,500,000            --
                                                        ----------    ----------

       Total shares outstanding for computation         15,004,183    11,074,031
                                                        ==========    ==========

INCOME TAXES
------------

The Company follows SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" (SFAS No. 109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

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

COMPREHENSIVE INCOME
--------------------

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has no significant items of comprehensive income to report.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities," as amended ("SFAS No. 133"), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of SFAS No 133 did not have a significant impact on the results of operations, financial position or cash flows during the years ended September 30, 2007 and 2006.

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

FUNCTIONAL CURRENCY
-------------------

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

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

The adoption of SFAS No. 123(R) on January 1, 2006 had no impact on our net income or basic and diluted earnings per share for the year ended September 30, 2006.

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

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

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

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this FSP will have a material impact on its financial position, operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"BUSINESS COMBINATIONS" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "NON-CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

NOTE B - INTANGIBLE ASSETS AND GOODWILL

As the result of Colortek, Inc and Modelworxx GmbH acquisitions at May 24, 2007 and September 28, 2007, respectively, the Company had intangibles totally $1,734,551 at the completion of the acquisitions.

In accordance with SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142), an impairment testing is required at least annually. Subsequent to the acquisitions, in the year ended September 30, 2007; management preformed an evaluation of its goodwill acquired from Colortek, Inc and Modelworxx GmbH for purpose of determining the implied fair value of the assets at September 30, 2007. The tests indicated that the recorded book value of the goodwill exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded non-cash impairment charges for both acquisitions of $1,584,552, net of tax, or $0.14 per share during the year ended September 30, 2007 to reduce the carrying value of the goodwill to $0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE B - INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

The remaining identifiable intangible assets acquired and their carrying value at September 30, 2007 is:

----------------- ---------- -------------- ----------- ------------- ------------------
                    Gross                                              Weighted average
                  carrying    Accumulated                 Residual      Amortization
                   amount    Amortization      Net         Value       Period (Years)
----------------- ---------- -------------- ----------- ------------- ------------------
Customer lists    $150,000      $10,000      $140,000       $-0-             5.0
----------------- ---------- -------------- ----------- ------------- ------------------

Total amortization charged to operations for year ended September 30, 2007 was $10,000. The estimated amortization expense for the next five years at September 30 is as follows:

              2008                                   $ 30,000
              2009                                     30,000
              2010                                     30,000
              2011                                     30,000
              2012                                     20,000
                Total                                $140,000
                                                     ========

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the average method. Components of inventory as of September 30, 2007 are as follows:

              Finished goods                         $202,123
              Raw Materials                           701,346
              Less: Inventory reserve                  45,485
                                                     --------
                Total                                $857,984
                                                     ========

The main component of raw materials inventory is spoilers. Spoilers become finished goods in approximately four hours, which is the time it takes for the spoilers to be painted. The Company does not recognize work in progress because of the short manufacturing time it takes for raw materials to become finished goods.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2007, property, plant and equipment consist of the following:

              Land                                 $  411,645
              Building                              1,915,700
              Equipment                               391,167
              Office equipment                         92,207
              Tooling                                 780,321
              Vehicles                                199,766
                                                   ----------
                Total                               3,790,806
              Less: Accumulated depreciation         (468,979)
                                                   ----------
                Net                                $3,321,827
                                                   ==========

Depreciation expense included as a charge to income was $286,545 and $164,217 for the years ended September 30, 2007 and 2006, respectively. At September 30, 2007, $311,002 in tooling equipment, $28,287 in equipment and $18,204 in office equipment were written off. For the year end September 30, 2007, the Company charged $190,361 related to the disposal of equipment.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE E - OTHER CURRENT LIABILITIES

As of September 30, 2007 other current liabilities consist of the following:

              Accrued expenses                       $720,319
              Customer deposits                        16,757
              Taxes                                   130,268
                                                     --------
                Total                                $867,344
                                                     ========

NOTE F - BANK LINE OF CREDIT

The Company renewed its credit facility on February 9, 2007 and was approved for an increased credit line with Key Bank with a maximum borrowing limit increased from $1,150,000 to $1,500,000, expiring on February 1, 2008. The line of credit is set up with an annual renewal provision. Interests on advances are charged at a rate of 0.25 percentage points under the Key Bank's announced Prime Rate. Borrowings under the agreement are collateralized by substantially all of the Company's assets.

In addition, the Company cannot have a change in ownership greater than 25 percent. The Company has to maintain a total debt to tangible net worth ratio of
3.0 to 1. The Company has to also maintain an operating cash flow to fixed charge ratio of 1.5 to 1 at year end. As of September 30, 2007, the Company was in violation of the fixed charge ratio and change of ownership covenant. The Bank has concluded the Company was incompliance with the tangible net worth covenant assuming the tangible net worth is inclusive of the outstanding redeemable preferred stock. Due to the above defaults related to the loan covenant violations; on January 10, 2008 we obtained waiver agreements from Key Bank.

Additionally, assumed as part of the acquisition of Colortek, Inc, the Company acquired a revolving line of credit of $75,000 secured by property, equipment, deposits and receivables. Interest rate is prime plus 2.50% per annum. As of the date of acquisition, the balance outstanding was $58,613. At September 30, 2007, the balance was $52,282.

NOTE G - NOTES PAYABLE

As a result of the Colortek acquisition, the Company assumed a mortgage note payable with original principal amount of $787,500 dated July 8, 2003. The note payable obligation requires monthly payments of $5,633, based upon a 20 year amortization, with a final balloon payment at the maturity date on July 8, 2008. The note is secured by a first priority security interest in the business property of Colortek, first mortgage on the real estate at 2108 West Shawnee Road, Baroda, Michigan. The interest rate is fixed at 5.98% per annum. Upon default, the per annum interest rate on the unpaid principal and interest shall be equal to the National Prime Rate then in effect plus 5%. A negative covenant of the note obligation specifies that Colortek shall not be a party to any merger or consolidation, transfer or lease or otherwise dispose of all or any substantial part of their stock, property, assets or business. Upon acquisition, Colortek has not received a waiver from the bank. As a result, the Company has assumed its obligation is in default and has recorded its obligation as a current liability.

As a result of the Colortek acquisition, the Company assumed a full-recourse factoring arrangement for sale of certain eligible accounts receivables. The facility was secured by the accounts receivable, all obligations to the lender and any and all deposits, monies, negotiable instruments or chattel paper. The lender may require the Company to repurchase sold, but unpaid accounts receivable. As of September 30, 2007, the Company borrowed $131,263 under the factoring arrangement with $158,508 of the existing accounts receivables sold. As of September 30, 2007, the balance outstanding was fully paid off and the facility was cancelled.

As of September 30, 2007, notes payable consists of the following:

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE G - NOTES PAYABLE (CONTINUED)

    Mortgage loan payable in monthly principal installments plus interest thereon at Bank's prime lending rate plus 0.25% per annum. Note secured by first deed of trust on real property and improvements located in Howell, MI.
    The Company's Chief Executive and Chief Operating Officers and principal
    shareholders personally guaranty the loan                                      $  723,832

    Mortgage loan payable in 240 monthly principal installments plus interest thereon at the Banks prime lending rate plus .25% per annum.
    The loan is secured by a second deed of trust on real property and improvements located in Howell, MI. The Company's Chief Executive and
    Chief Operating Officers and principal shareholders personally guaranty
    the loan.                                                                         593,728

    Mortgage loan payable in monthly principal installments of $5,633 with a fixed interest rate of 5.98% per annum.  Note based on a 20 year amortization with a final balloon payment at maturity on July 8, 2008.
    Note is secured by first priority security interest in the business
    property of Colortek, Inc, the Company's wholly owned subsidiary                  691,045

    Note payable in monthly payments of $1,857.54 per month including
    interest at 7.25% per annum, unsecured                                             52,282
                                                                                   ----------
                                                                                    2,060,887
    Less current portion:                                                             751,081
                                                                                   ----------
      Long term portion                                                            $1,309,806
                                                                                   ==========

Payments for notes payable, including the JCMD loans, for the next five years ending September 30, are as follows:

              Year ended September 30,
              2008                                 $ 751,081
              2009                                     43,570
              2010                                     46,412
              2011                                     49,446
              2012                                     52,680
              After                                 1,117,698
                Total                              $2,060,887
                                                   ==========


NOTE H - CAPITAL LEASE OBLIGATIONS

Automobile and equipment includes the following amounts for capitalized leases at September 30, 2007:

              Automobile and equipment                               $ 313,381
              Less: Accumulated depreciation and amortization           95,167
                Net book value                                       $ 218,214

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE H - CAPITAL LEASE OBLIGATIONS (CONTINUED)

Future minimum lease payments required under the capital leases are as follows:

              Total minimum lease payments                            $153,636
              Less: amount representing interest                        13,824
                                                                      --------
                Subtotal                                               139,812
              Less current portion                                      69,137
                                                                      --------
              Long term portion                                       $ 70,675
                                                                      ========

Following is a schedule of the Company's future minimum capital lease obligations:

                       Year ended September 30,
                       2008                                    $79,321
                       2009                                     33,623
                       2010                                     19,855
                       2011                                     12,331
                       2012                                      8,506
                         Total                                $153,636
                                                              ========

The present value of minimum capital lease obligations amounts to $139,274.


NOTE I - WARRANTY LIABILITY

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees as a charge in the current period cost of goods sold. The range for the warranty coverage for the Company's products is up to 18 to 36 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company's determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations.

The Company has accrued a warranty liability of $122,905 as of September 30, 2007. In the year ended September 30, 2007 and 2006, the Company incurred warranty costs of $139,135 and $116,339, respectively.

NOTE J - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of September 30, 2007, the Company has issued and outstanding 3,500,000 shares of Series A preferred stock and 16,763,080 shares of common stock. One million shares were issued in error as shares instead of warrants in September 2007. The issuance of the one million shares in September was reversed subsequently and accordingly the adjusted current balance of issued and outstanding balance of common shares is 15,763,080.

SERIES A PREFERRED STOCK
------------------------

On April 23, 2007, the Company filed a Certificate of Designation creating a $0.001 par value Series A Convertible Preferred stock for 3,500,000 shares.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE J - CAPITAL STOCK (CONTINUED)

PAYMENT OF DIVIDENDS. Commencing on the date of issuance of the Series A Preferred Stock, the holders of record of shares of Series A Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefore and as declared by the Board of Directors, dividends at the rate of nine percent (9%) of the stated Liquidation Preference Amount (see below) per share PER ANNUM.., payable quarterly. At September 30, 2007, a total of $131,385 has been accrued for dividends payable on the Series A Preferred stock.

RIGHT TO CONVERT. At any time on or after the Issuance Date, the holder of any such shares of Series A Preferred Stock may, at such holder's option, subject to certain limitations elect to convert all or any portion of the shares of Series A Preferred Stock held into a number of shares of Common Stock equal to the quotient of (i) the Liquidation Preference Amount (see below) of the shares of Series A Preferred Stock being converted plus any accrued but unpaid dividends thereon DIVIDED BY (ii) the Conversion Price of $0.50 per share, subject to certain adjustments.

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

LIQUIDATION RIGHTS. The Series A Preferred Stock shall, with respect to distributions of assets and rights upon the occurrence of a Liquidation rank (i) senior to all classes of common stock of the Company and (ii) senior to each other class of Capital Stock of the Company hereafter created with does not expressly rank pari passu or senior to the Series A Preferred Stock. Holders of the Series A Preferred Stock is entitled, in the event of liquidation or winding up of the Company's affairs, a liquidation payment of $1.00 per share plus any accrued and unpaid dividends before any distribution to any common or other junior classes of stock.

VOTING RIGHTS. The holders of Series A Preferred Stock shall have no voting rights with the exception relating to increasing the number of outstanding shares of Series A Preferred or modifying the rights of the Series A Preferred Stock.

REGISTRATION RIGHTS. The Company is required to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Series A Preferred Stock and the warrants (see below) within 30 days. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 150 days after it's filing. If the Registration Statement is not filed and declared effective as described above, the Company will be required to pay liquidated damages to the holders of the Series A Preferred Stock, in an amount equal to 2% of the initial investment. The registration statement for the shares of its common stock underlying the Series A Preferred Stock and the attached warrants has been has been declared effective by the SEC on July 20, 2007.

On April 23, 2007 the Company issued 3,500,000 shares of Series A Preferred Stock for gross proceeds of $3,500,000 resulting in net proceeds of $3,222,450.

As additional consideration for the purchase of the Series A Preferred Stock, the Company granted to the holders warrants entitling it to purchase 11,000,000 common shares of the Company's common stock at the price of $0.70 per share, 6,000,000 at $0.85 per share and 6,000,000 at $1.20 per share. The underlying A, B & C warrants lapse if unexercised by April 23, 2012, while the J and D, E & F warrants lapse if unexercised by June 28, 2008. All warrants are subject to the registration rights agreement described above. 5,000,000 series J warrants and 2,500,000 of series F warrants were re-priced to $0.50 and $0.01 per share in September 2007.

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

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE J - CAPITAL STOCK (CONTINUED)

COMMON STOCK
------------

In January 2007, the Company issued an aggregate of 55,000 of common stock to a consultant under the non employee stock option plan. The original exercise price was $1.00 per share. The Company issued the shares to settle an outstanding accounts payable balance of $55,000.

In 2nd Quarter 2007, the Company issued an aggregate of 79,800 shares of common stock to a consultant in exchange for a total of $66,234 for services and expenses rendered. These shares were valued at a weighted average of $0.83 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In May 2007, the Company issued 400,000 shares in connection with the acquisition of Colortek, Inc. (See note A). These shares were valued at $0.45 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In September 2007, Vision Opportunity Master Fund LTD exercised 4,000,000 series F warrants.

NOTE K - STOCK OPTIONS AND WARRANTS

EMPLOYEE STOCK OPTIONS
----------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of September 30, 2007:

                                Options Outstanding                    Options Exercisable
                                -------------------                    -------------------
                                    Weighted
                                     Average           Weighted
                                    Remaining           Average     Weighted          Average
                    Number         Contractual          Exercise     Number           Exercise
Exercise Price   Outstanding       Life (Years)          Price     Exercisable         Price
--------------   -----------       ------------          -----     -----------         -----
     $0.45         170,000             8.65              $0.45          -              $0.45

Transactions involving options issued to non-employees are summarized as follows:

                                                Weighted Average     Price per
                                                Number of Shares       Share
Outstanding at September 30, 2006                           -         $   -
Granted                                               170,000          0.45
Exercised                                                   -             -
Canceled or expired                                         -             -
Outstanding, September 30, 2007                       170,000         $0.45
                                                      =======         =====


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

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE K - STOCK OPTIONS AND WARRANTS (CONTINUED)

In May 2007, the Company granted 170,000 employee stock options vesting over the next three years. The options grant the employee the right to purchase the Company's common stock over the next 8 to 10 years at an exercise price of $0.45. The options were valued using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: -0-%; volatility: 112.99 %; risk free interest rate: 4.50%. The determined fair value of the options of $41,440 will be recognized as a period expense ratably with vesting rights.

NON EMPLOYEE STOCK OPTIONS
--------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2007:

                                Options Outstanding                    Options Exercisable
                                -------------------                    -------------------
                                    Weighted
                                     Average           Weighted
                                    Remaining           Average     Weighted          Average
                    Number         Contractual          Exercise     Number           Exercise
Exercise Price   Outstanding       Life (Years)          Price     Exercisable         Price
--------------   -----------       ------------          -----     -----------         -----
        $0.10      1,000,000               5.00          $0.10       1,000,000         $0.10

        $1.00        195,000               1.50          $1.00         195,000         $1.00

        $1.25        200,000               1.50          $1.25         200,000         $1.25

                   1,395,000               4.01          $1.11       1,395,000         $0.39

Transactions involving options issued to non-employees are summarized as follows:

---------------------------------------------- -------------------- ------------
                                                Weighted Average     Price per
                                                Number of Shares       Share
---------------------------------------------- -------------------- ------------
Outstanding at October 1, 2005                             450,000        $1.11
---------------------------------------------- -------------------- ------------
Granted                                                          -            -
---------------------------------------------- -------------------- ------------
Exercised                                                        -            -
---------------------------------------------- -------------------- ------------
Canceled or expired                                              -            -
---------------------------------------------- -------------------- ------------
Outstanding at September 30, 2006                          450,000         1.11
---------------------------------------------- -------------------- ------------
Granted                                                  1,000,000         0.10
---------------------------------------------- -------------------- ------------
Exercised                                                  (55,000)       (1.00)
---------------------------------------------- -------------------- ------------
Canceled or expired                                              -            -
---------------------------------------------- -------------------- ------------
Outstanding, September 30, 2007                          1,395,000        $0.39
---------------------------------------------- -------------------- ------------

As described in Note A above, the Company issued 1,000,000 options to purchase common stock at $0.10 per share for five years to acquire MW Global Limited. The options were valued using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: -0-%; volatility: 282.85%; risk free interest rate: 4.23%.

Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2007 was $650,000. Aggregate intrinsic value represents the difference between the company's closing stock price on the last trading day of the fiscal period, which was $0.75 as of September 30, 2007, and the exercise price multiplied by the number of options outstanding. As of September 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $41,440. During the year ended September 30, 2007 and 2006, the Company charged to operations related to recognized stock-based compensation expense for employee and non-employee stock options of $-0- and $35,480, respectively.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE K - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2007:

                               Options Outstanding                     Options Exercisable
                               -------------------                     -------------------
                                    Weighted
                                     Average           Weighted
                                    Remaining           Average     Weighted          Average
                    Number         Contractual          Exercise     Number           Exercise
Exercise Price   Outstanding       Life (Years)          Price     Exercisable         Price
--------------   -----------       ------------          -----     -----------         -----
     $0.01         2,500,000           4.56              $0.01       2,500,000         $0.01
     $0.50         6,000,000           4.01              $0.50       6,000,000         $0.50
     $0.65           490,000           4.56              $0.65         490,000         $0.65
     $0.70         2,000,000           4.56              $0.70       2,000,000         $0.70
     $0.85         6,000,000           4.56              $0.85       5,500,000         $0.85
     $1.20         3,500,000           4.56              $1.20       3,500,000         $1.20
                 -----------       ------------          -----     -----------         -----
                  20,490,000           4.40              $0.69      19,990,000         $0.69

Transactions involving warrants issued to non-employees are summarized as follows:

                                                Weighted Average     Price per
                                                Number of Shares       Share
Outstanding at October 1, 2005                           1,000,000        $0.50
Granted                                                          -            -
Exercised                                                        -            -
Canceled or expired                                              -            -
Outstanding at September 30, 2006                        1,000,000         0.50
Granted                                                 23,490,000         0.87
Exercised                                               (4,000,000)       (0.50)
Canceled or expired                                              -            -
Outstanding, September 30, 2007                         20,490,000        $0.69
                                                        ==========        =====

In April 2007, in conjunction with the sale of the Series A Preferred stock, the Company granted 23,000,000 warrants to purchase the Company's common stock over the next five years. The various denominations are as follows:

                                                     Number of     Exercise
                                                     warrants       Price
Series A warrants                                    3,500,000      $0.70
Series B warrants                                    3,500,000       0.85
Series C warrants                                    3,500,000       1.20
Series D warrants                                    2,500,000       0.70
Series E warrants                                    2,500,000       0.85
Series F warrants                                    2,500,000       1.20
Series J warrants                                    5,000,000       0.70
Total                                               23,000,000

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE K - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS (CONTINUED)
--------------------

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

Additionally, in April 2007, the Company issued 490,000 warrants to purchase the Company's common stock at $0.65 per share over the next four years. The warrants were issued for services rendered for placement services in conjunction with the sale of the Series A Convertible Preferred stock.

The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, as capitalized financing costs with a credit to additional paid in capital. The assumptions in determining the fair value of the warrants were as follows: Dividend yield: $-0-; Volatility: 146.64%, risk free rate: 4.55%.

In September 2007, 4,000,000 (out of 5,000,000) series J warrants to purchase the Company's common stock were exercised at the re-priced exercise price of $0.50 per share. In addition, the Company re-priced 2,500,000 series J warrants from $1.20 per share to $0.01 per share. The estimated change in fair value, using the Black Scholes Option Pricing Model was charged to current period earnings. The assumptions in determining fair value in re-pricing the warrants were as follows: Dividend yield: $-0-; Volatility: 280.06%; Risk Free Rate:
4.22%.

NOTE L - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE L - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (CONTINUED)

Included in the Company's consolidated balance sheet at September 30, 2007 are the following net assets of JCMD:

ASSETS (JCMD)
Cash and cash equivalents                                             $  233,106
Accounts receivable, prepaid expenses and other current assets            19,400
                                                                      ----------
  Total current assets                                                   252,506

Property Plant and equipment, net of accumulated
depreciation of $71,521                                                1,305,824
                                                                      ----------

Total assets                                                           1,558,330
                                                                      ----------

LIABILITIES:
Current portion of long term debt                                         40,908
Accounts payable and accrued liabilities                                      --
  Total current liabilities                                               40,908

Long term debt                                                         1,276,653
                                                                      ----------

Net assets:                                                           $  240,769
                                                                      ==========


Consolidated results of operations include the following:

Revenues - Real Estate/other                                            $154,420

Costs and expenses - real estate:
Operating expenses                                                         7,320
Depreciation                                                              34,000
Interest, net                                                             87,301
                                                                        --------
  Total costs and expenses                                               128,621

Operating income-Real estate                                            $ 25,799
                                                                        --------

NOTE M - DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically uses foreign exchange contracts for trading purposes.

The Company's short term foreign currency contracts subject the Company to risk due to foreign exchange rate fluctuations, because gains and losses on these instruments may have significant impact on the results of operations.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE N - PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2007 and 2006 consist of the following:

                                                             2007         2006
Current:
   Federal                                                $      --    $ 107,430
   State                                                         --       10,274
                                                                 --      117,704
Deferred:
   Federal                                                 (211,609)          --
   State                                                         --           --
                                                           (211 609)          --

(Benefit) provision for income taxes, net                 $(211,609)   $ 117,704

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
                                                             September 30,
                                                      --------------------------
                                                          2007           2006
                                                      ------------   -----------

Statutory federal income tax rate                          34.0  %       34.0  %
State income taxes and other                                6.0  %        6.0  %
                                                      ------------   -----------

Effective tax rate                                         40.0  %       40.0  %
                                                      ============   ===========

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

                                                             September 30,
                                                       -------------------------
                                                         2007           2006
                                                       ---------      ---------
Net Short Term Deferred Tax Asset:

Net operating loss carryforward                        $ 703,362      $      --
Inventory reserve                                         18,994             --
Warranty reserve                                          10,000          7,023
                                                       ---------      ---------
Valuation allowance                                     (544,085)             -
                                                       ---------      ---------
Net Short Term Deferred Tax Asset                        188,271          7,023
                                                       ---------      ---------

   Deferred income tax asset                           $ 188,271      $      --


Net Long Term Deferred Tax Asset (Liability)           $      --             --
Depreciation                                                  --        (30,361)
Goodwill impairment                                           --             --
Valuation allowance                                           --             --
Net Long Term Deferred Tax Asset (Liability)           $      --        (23,338)
                                                       =========      =========

As of September 30, 2007, the Company had a net operating loss of approximately $1,700,000. For the tax years ended September 30, 2006 and 2005, the Company intends to file Federal net operating loss carryback returns to recover taxable income and prior taxes paid of approximately $450,000 and $188,000, respectively. Subsequent to the filing of the carryback returns, the Company will have a net operating loss carryforward of approximately $1,250,000 available to offset future taxable income through 2027. A valuation allowance has been established as a reserve against the deferred tax assets arising from the future benefit of any carryforward net operating losses and other net temporary differences since it cannot, at this time, be considered more likely than not that their benefit will be realized in the future.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE O - ECONOMIC DEPENDENCY

During the year ended September 30, 2007 approximately, $6,767,315 (91%) of total 2007 revenues were derived from and $670,160 (81%) of the total accounts receivable at September 30, 2007 were due from three customers.

During the year ended September 30, 2006 approximately, $8,273,625 (88%) of total 2006 revenues were derived from and $1,534,443 (93%) of the total accounts receivable at September 30, 2006 were due from three customers.

During the year ended September 30, 2007 approximately, $2,557,023 (28%) of total 2007 purchases were made from and $432,540 (52%) of the total accounts payable at September 30, 2007 were due to three suppliers.

During the year ended September 30, 2006 approximately, $4,478,954 (62%) of total 2006 purchases were made from and $1,060,865 (74%) of the total accounts payable at September 30, 2006 were due to three suppliers.

NOTE P - COMMITMENTS AND CONTINGENCIES

RELATED PARTY LEASE OBLIGATIONS AND TRANSACTIONS
------------------------------------------------

On January 1, 2005, the Company entered into a twenty-two month real property lease ended October 31, 2006 with a related party (Mr. Michael Winzkowski, the Company's President & CEO) for use of general offices located in the city of Palm Harbor, Florida.

On March 5, 2004, MWW and MWWLLC entered into five year real property lease, beginning on January 1, 2005, with a related party (JCMD Properties LLC: See Note M) for use of warehouse and general offices located in the city of Howell, Michigan.

Following is a schedule of the Company's annual related party operating lease commitments for the coming three years:

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE Q - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                     For the year ended
                     September 30,
                     2008                       $158,544
                     2009                        161,715
                     2010                              -
                     Total                      $320,259
                                                ========

During the years ended September 30, 2007 and 2006, the Company incurred rent expense of $171,774 and $151,641, respectively.

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


LITIGATION
----------

On or about November 1, 2007, Carter Securities, LLC filed a complaint against the Company with the Supreme Court of the State of New York alleging breach of contract in conjunction with services provided. The Company has recognized the estimated costs of defense but believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

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

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Michael Winzkowski, age 57, and James C. Marvin, age 52, are the directors of MWW. Both were appointed to MWW's board of directors in October 2003 in connection with the purchase of MWWLLC. In October 2003, both men were elected to serve until the next annual meeting of the stockholders. Mr. Winzkowski was appointed by the board of directors to serve as Chief Executive Officer, President and Secretary. Mr. Marvin was appointed by the board of directors to serve as Chief Operating Officer and Chief Financial Officer. The board made these appointments in October 2003. No member of the board is independent since both directors are employees of MWW. MWW does not have a standard arrangement for the compensation of its directors. At present, MWW's directors serve without compensation for acting as directors and do not receive any special compensation for committee participation or special assignments, but do receive salaries and other benefits as employees of MWW.

MWW does not have a majority of independent directors, have a Separately designated audit committee nor a person designated as an audit committee member financial expert. MWW does not have a majority of independent board members, separately designated audit committee or an audit committee member financial expert because the cost of identifying, interviewing, appointing, educating, and compensating such persons would outweigh the benefits to its stockholders at the present time. If MWW is successful in its efforts to secure additional capital, the resources may be available to appoint additional directors.

Mr. Winzkowski and Mr. Marvin have had written employment agreements with MWWLLC since March 23, 2003. The material terms of their employment agreements are set forth in the section below titled Executive Compensation.

In August 1997, Mr. Winzkowski (age 57) became Director of the Inalfa Industries Global Aftermarket Operations, CEO of North America and a member of the Board of Directors. In September 2000, Mr. Winzkowski left his position with Inalfa to serve as the President of Marketing Worldwide. Mr. Winzkowski has served as Chief Executive Officer, President, Secretary and Director of MWW Corporation since October 2003. Mr. Winzkowski holds a degree in chemical Bio-Engineering and in addition studied Business, Marketing and Accounting Administration. He is an accomplished commercial pilot with close to 10,000 Hrs of flight experience, holding European and US Commercial, Air Transport Pilot and Instrument pilot certificates and a variety of Turboprop and Business Jet type ratings along with his single and multi engine ratings. Mr. Winzkowski is a member and manager of JCMD Properties LLC. MWW moved into a new facility in Howell, Michigan as its principal business location, which was built to suit MWW's requirements by JCMD Properties LLC under a long term lease agreement. (See Certain Relationships and Related Transactions on page 23) JCMD LLC was formed in the state of Michigan on December 31, 2003 as a property development and management company. Mr. Winzkowski and Mr. Marvin have been the members and managers of JCMD Properties LLC since its formation.

In August 1997 Mr. Marvin (age 52) became the COO and a member of the Board of Directors of the North American Aftermarket entity of Inalfa Industries. In November 2000, Mr. Marvin became the Managing Director of Operations and co-owner of Marketing Worldwide. Since October 2003, James C. Marvin has served as Chief Operating Officer, Chief Financial Officer and Director of MWW Corporation. Mr. Marvin attended Lake Superior and Cleary Universities majoring in Business and obtained degrees in Business Accounting and Business Administration. Mr. Marvin is a member and manager of JCMD Properties LLC. MWW moved into a new facility in Howell, Michigan as its principal business location, which was built to suit MWW's requirements by JCMD Properties LLC under a long term lease agreement. (See Certain Relationships and Related Transactions) JCMD LLC was formed in the state of Michigan on December 31, 2003 as a property development and management company. Mr. Winzkowski and Mr. Marvin have been the members and managers of JCMD LLC since its formation.

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

Mr. Smiarowski is the President and CEO of Colortek. He has been involved in the automotive industry for 30 years and is currently responsible for sales, operations, engineering, sourcing and supplier relations at Colortek and AutoFX. He has held positions as paint operations and QA lab manager for ITT United Plastic Division for exterior automotive plastics. He was instrumental at CFG Coatings in Cincinnati to establish a tier one relationship with PACCAR for their Peterbuilt line of commercial vehicles. He has established two aftermarket automotive accessory companies and at Colortek managed Tier II and Port Programs for Ford, Chrysler, GM and Toyota, in both manufacturing and painting of automotive exterior plastics and has set up from scratch four paint production facilities.

In June 2007 Mr. Scott Wolin joined the Company as Director of Sales and Marketing. Scott has over 21 years of experience in the automotive industry holding various positions in senior management in Sales, Marketing, Operations and Finance. He is actively involved within the SEMA organization and was the PRO Select Council chairman from 2003-2005. Mr. Wolin graduated from the University of Minnesota with a degree in Sociology of Law.

Gerold Haas is the President of Modelworxx GmbH. Mr. Haas has longstanding relationships with most European domestic and foreign automobile manufacturers, especially with BMW, Mini and Rolls Royce. Mr. Haas involvement in the European automobile industry include his participation in the design process of the BMW 5 Series, 6 Series, X5, Z4, Mini Traveler and the Rolls Royce Coupe model. His team also designed and realized for production the Mercedes M Class off-road kit and conducted the complete engineering and realization for production for the Porsche Cayenne off-road kit. As a design studio manager he has lead design and development teams for the Ferrari 513 BB, 308, 412 and Mondial convertible and managed the manufacturing of the L&R Cobra and L&R Silver Falcon sport cars.

Rainer Poertner, Executive Vice President, has served as a consultant to the Company since its inception. Mr. Poertner has a 22-year record of accomplishments in founding, leading and consulting with private and publicly traded companies in the USA and Europe. As founder, CEO, Chairman and majority shareholder of two publicly traded companies; he was responsible for managing the companies' financial, technical and business development and secured funding for acquisitions and corporate working capital purposes through a network of private investors and US and overseas investment banking firms.

The personnel plan calls for increasing total employees from 69 persons to 85 persons, within the next 12 months including personnel in all wholly owned subsidiaries, an increase of 23%. Management anticipates that most new employees will be in functional areas that will support product development, sales and marketing, administration, followed by service.

Section 16(a) Beneficial Ownership Reporting Compliance

MWW is not aware of any reporting person that failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except as noted below.

ITEM 10. EXECUTIVE COMPENSATION.

The Summary Compensation Table below identifies the compensation of Michael Winzkowski and James Marvin. Mr. Winzkowski and Mr. Marvin are the only MWW executives with total annual salary and bonus that exceeded $100,000 during the last two years. Mr. Winzkowski and Mr. Marvin entered written employment agreements with MWW on March 23, 2003 for the four year periods from October 1, 2003 through September 30, 2007. During the first year of the employment term, Mr. Winzkowski and Mr. Marvin each earn $120,000 as their base salary; receive a car allowance and discretionary bonuses. MWW and its predecessor MWWLLC paid no bonuses to Mr. Winzkowski and Mr. Marvin during 2006 or 2007


----------------------------------------------------------------------------------------------------------------

                                               SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------
                                                                       Long Term Compensation
                                                             -------------------------------------
                                Annual Compensation                   Awards             Payouts
                        -----------------------------------  ------------------------- -----------
 (a)              (b)       (c)         (d)        (e)          (f)            (g)            (h)          (i)
Name                                             Other       Restricted    Securities
and                                              Annual      Stock         Underlying         LTIP      All Other
Principal                                        Compen-                   Options/SARS
Position         Year     Salary($)   Bonus($)   sation($)   ($)           (#)                ($)       ($)
----------------------------------------------------------------------------------------------------------------

                  2007     130,000            0      0           0           0                 0         0
Michael           2006     130,000            0      0           0           0                 0         0
Winzkowski CEO
----------------------------------------------------------------------------------------------------------------

                  2007     120,000            0      0           0           0                 0         0
James             2006     120,000            0      0           0           0                 0         0
Marvin COO
----------------------------------------------------------------------------------------------------------------

MWW did not make any option or SAR grants in its last fiscal year and has not adopted a long term incentive compensation plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock and preferred stock as of December 31, 2007, by:

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
        Title of Class           Name and Address of Beneficial Owner              Amount and Nature of        Percent
                                                                                   Beneficial Owner            Class**

       $.001 par value           Michael Winzkowski                                3,914,800 shares (a)          25%
        common stock             PO Box 2462,                                      (direct)
                                 Palm Harbor, FL 34682-2462
                                 Mgmt.

        $.001 par value          James C. Marvin                                   2,032,400 shares (b)          13%
        common stock             4772 Schafer Road
                                 Pinckney, MI 48169
                                 Mgmt.

        $.001 par value          Vision Opportunity Master Fund Ltd.               5,000,000 shares (c)          29%
        Common stock             20th West 55th
                                 New York, NY 10019






        $.001 par value          Bonnie A. Hollister                               2,032,400 shares              13%
        Common stock             366 Harvard St.
                                 Howell, MI  48843

        $.001 par value          Wendover Investments Limited*                     4,000 shares                0.025%
        common stock             5th Floor, Zephyr House,                          (direct)
        $.001 par value          Mary Street,                                      1,000,000 options
        common stock             Grand Cayman, Cayman Islands                      (direct)
        underlying stock         BWI
        options

        $.001 par value          Rainer Poertner                                   1,482,309 shares              9%
        common stock             730 Oxford Avenue                                 (direct)
        $.001 par value          Marina del Rey, CA 90292                          200,000 options
        common stock             Mgmt.                                             (direct)
        underlying stock
        option

        $.001 par value          All directors and officers as a group (3)         6,329,509                     47%
        common stock             individuals)

        Series A Convertible     Vision Opportunity Master Fund, Ltd.(1)           3,500,000                    100%
        Preferred Stock          20 West 55th Street, 5th Floor
                                 New York, NY 10019

* Wendover Investments Limited owns 4,000 shares of common stock and a common stock purchase warrant to acquire up to 1,000,000 shares of common stock at purchase price of $.50 per share. Mr. Robert Lyons is the principal of Wendover Investments Limited. Under Rule 13(d) (1) a person is deemed the beneficial owner if that person has the right to acquire the securities within 60 days pursuant to options, warrants, conversion privileges or other rights.

** Percentages are based upon the amount of outstanding securities at December 31, 2007, 15,763,080 shares, plus for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

(c) Adam Benowitz, in his capacity as Managing Member of Vision Opportunity Master Fund, Ltd has the ultimate dispositive power over the securities. Under Rule 13(d)(1) a person is deemed the beneficial owner if that person has the right to acquire the securities within 60 days pursuant to options, warrants, conversion privileges or other rights. In April 2007, MWW sold 3,500,000 shares of the Series A Convertible Preferred Stock and certain Warrants to Vision Opportunity Master Fund, Ltd. for $3,500,000. The Series A Warrants allow the holder to purchase up to 3,500,000 shares of common stock at a price of $.70 per share until April 23, 2012. The Series B Warrants allow the holder to purchase up to 3,500,000 shares of common stock at a price of $.85 per share until April 23, 2012. The Series C Warrants allow the holder to purchase up to 3,500,000 shares of common stock at a price of $1.20 per share until April 23, 2012. The Series J Warrants allow the holder to purchase up to 5,000,000 shares of common stock at a price of $.70 per share until June 23, 2008. Provided the Series J Warrants have been exercised, the Series D Warrants allow the holder to purchase up to 2,500,000 shares of common stock at a price of $.70 per share until June 23, 2012; the Series E Warrants allow the holder to purchase up to 2,500,000 shares of common stock at a price of $.85 per share until June 23, 2012; and the Series F Warrants allow the holder to purchase up to 2,500,000 shares of common stock at a price of $1.20 per share until April 23, 2012. All of the Warrants sold to Vision Opportunity Master Fund, Ltd. contain anti-dilution protection and other rights. Further, the transaction documents provided that Vision Opportunity Master Fund, Ltd. may not acquire common stock upon conversion of the Series A Convertible Preferred Stock or upon exercise of any warrants to the extent that, upon conversion or exercise the number of shares of common stock beneficially owned would exceed 9.99% of the issued and outstanding share of common stock of MWW. On September 27, 2007, the Fund entered into Amendment No. 1 (the "Series F Amendment"), by and among the Issuer and the Fund whereby the Series F Warrant exercise price was reduced to $0.01 per share. All other terms and provisions of the Series F Warrant remain unmodified and in full force and effect. On September 27, 2007, the Fund entered into Amendment No. 1 (the "Series J Amendment"), by and among the Issuer and the Fund whereby the Series J Warrant exercise price was reduced to $0.50 per share and the Ownership Cap and Exercise Restriction of 9.99% was deleted in its entirety. All other terms and provisions of the Series J Warrant remain unmodified and in full force and effect. Subsequent to the Series J Amendment, the Fund exercised the Series J Warrant for four million (4,000,000) shares of Common Stock of the Issuer at an exercise price of $0.50 leaving the Series J Warrant with one million (1,000,000) shares of Common Stock available for exercise.

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

Michael Winzkowski, James C. Marvin, Gregory G. Green, Richard O. Weed and Rainer Poertner are defined as promoters by the Securities Act Rules since each directly or indirectly took initiative in founding and organizing the business of MWW. Mr. Weed served as the sole Director, President, Secretary and Treasurer of MWW from its inception on July 21, 2003 until the effective date of the acquisition of MWWLLC on October 1, 2003. Mr. Weed was granted a Stock Option to purchase 250,000 shares of MWW common stock at $1.00 per share that expires December 31, 2008 as an incentive to represent MWW as legal counsel. Mr. Weed is a partner in Weed & Co. LLP and has provided legal services to MWW under a Fee Agreement since August 15, 2003. Mr. Poertner has provided consulting services to MWWLLC since April 2003 and to MWW since August 2003. Under the Consulting Agreement with MWW dated July 1, 2005, Mr. Poertner receives $10,000 per month plus expenses, which has been increased to $15,000 per month in April of 2007.

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

                               ITEM 13. EXHIBITS.

DESCRIPTION OF EXHIBITS

 EXHIBIT(S)                DESCRIPTION

(3)(i) Certificate of Incorporation (previously filed on February 11, 2004 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279)

(3)(ii) Bylaws (previously filed on February 11, 2004 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279)

(4)(1) Form of Common Stock Certificate (previously filed on February 11, 2004 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279)

(4)(2) Common Stock Purchase Warrant with Wendover Investments Limited (previously filed on February 11, 2004 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279)

(4)(3) Stock Option Agreement with Richard O. Weed (previously filed on February 11, 2004 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279)

(4)(4) Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (previously filed on April 27, 2007 as part of a Current Report on Form 8-K of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-7-1212)

(4)(5) Series A Common Stock Purchase Warrant dated April 23, 2007 (3,500,000 shares at $.70) (previously filed on April 27, 2007 as part of a Current Report on Form 8-K of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-7-1212)

(4)(6) Series B Common Stock Purchase Warrant dated April 23, 2007 (3,500,000 shares at $.85) (previously filed on April 27, 2007 as part of a Current Report on Form 8-K of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-7-1212)

(4)(7) Series C Common Stock Purchase Warrant dated April 23, 2007 (3,500,000 shares at $1.20) (previously filed on April 27, 2007 as part of a Current Report on Form 8-K of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-7-1212)

(4)(8) Series D Common Stock Purchase Warrant dated April 23, 2007 (2,500,000 shares at $.70) (previously filed on April 27, 2007 as part of a Current Report on Form 8-K of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-7-1212)

(4)(9) Series E Common Stock Purchase Warrant dated April 23, 2007 (2,500,000 shares at $.85) (previously filed on April 27, 2007 as part of a Current Report on Form 8-K of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-7-1212)

(4)(10) Series F Common Stock Purchase Warrant dated April 23, 2007 (2,500,000 shares at $1.20) (previously filed on April 27, 2007 as part of a Current Report on Form 8-K of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-7-1212)

(4)(11) Series J Common Stock Purchase Warrant dated April 23, 2007 (5,000,000 shares at $.70) (previously filed on April 27, 2007 as part of a Current Report on Form 8-K of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-7-1212)

(4)(11) Amendment No 1. to the Series F Warrant (filed herewith)

(4)(12) Amendment No 1. to the Series J Warrant (filed herewith)

(10)(1) Consulting Agreement with Rainer Poertner (previously filed on November 9, 2004 as part of the Registration Statement on Form 10-SB12G/A Amendment No. 2 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-04-002436)

(10)(2) Fee Agreement with Weed & Co. LLP (previously filed on February 11, 2004 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279)

(10)(3) Purchase Agreement MWW and MWWLLC (previously filed on February 11, 2004 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279)

(10)(4) Amendment to Purchase Agreement between MWW and MWWLLC (previously filed on August 10, 2004 as part of the Registration Statement on Form 10-SB12G/A Amendment No. 1 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-04-001719)

(10)(5) Employment Agreement with CEO Michael Winzkowski (previously filed on August 10, 2004 as part of the Registration Statement on Form 10-SB12G/A Amendment No. 1 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-04-001719)

(10)(6) Employment Agreement with COO/CFO James Marvin (previously filed on August 10, 2004 as part of the Registration Statement on Form 10-SB12G/A Amendment No. 1 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-04-001719)

(10)(7) Loan Agreement with KeyBank N.A. (previously filed on November 9, 2004 as part of the Registration Statement on Form 10-SB12G/A Amendment No. 2 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number
0001019687-04-002436)

(10)(8) Amendment to Consulting Agreement with Rainer Poertner (previously filed on November 9, 2004 as part of the Registration Statement on Form 10-SB12G/A Amendment No. 2 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-04-002436)

(10)(10) Real Property Lease Agreement for 11224 Lemen Road, Suite A (previously filed on January 31, 2005 as part of the Form 10-KSB for the year ended September 30, 2004 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-05-000207)

(10)(11) Real Property Lease Agreement for 11236 Lemen Road (previously filed on January 31, 2005 as part of the Form 10-KSB for the year ended September 30, 2004 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-05-000207)

(10)(12) Supplier and Warranty Agreement (previously filed on January 31, 2005 as part of the Form 10-KSB for the year ended September 30, 2004 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-05-000207)

(10)(13) Business Loan Agreement April 4, 2006 with KeyBank N.A. (previously filed on September 15, 2005 as part of the Form SB-2 of Marketing Worldwide Corporation SEC File 333-123380 Accession Number 0001019687-05-002649)

(10)(14) Supplier and Warranty Agreement (previously filed on January 31, 2005 as part of the Form 10-KSB for the year ended September 30, 2004 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-05-000207)

(10)(15) Blanket Purchase Order, Non-Disclosure and Confidentiality Agreement (previously filed on September 15, 2005 as part of the Form SB-2 of Marketing Worldwide Corporation SEC File 333-123380 Accession Number 0001019687-05-002649)

(10)(16) Lease Agreement and Amendment to Lease Agreement with JCMD Properties, LLC (previously filed on September 15, 2005 as part of the Form SB-2 of Marketing Worldwide Corporation SEC File 333-123380 Accession Number 0001019687-05-002649)

(10)(17) Consulting Agreement with Rainer Poertner dated July 1, 2006 (previously filed on September 15, 2005 as part of the Form SB-2 of Marketing Worldwide Corporation SEC File 333-123380 Accession Number 0001019687-05-002649)

(10)(18) Waiver of Cashless Exercise Provisions in Warrant by Wendover Investments Ltd. (previously filed on December 7, 2005 as part of the Form SB-2 of Marketing Worldwide Corporation SEC File 333-123380 Accession Number 0001019687-05-003367)

(10)(19) Waiver of Cashless Exercise Provisions in Stock Option by Richard O. Weed (previously filed on December 7, 2005 as part of the Form SB-2 of Marketing Worldwide Corporation SEC File 333-123380 Accession Number 0001019687-05-003367)

(10)(20) Extension of Employment Agreement with Michael Winzkowski dated October 15, 2006 (previously filed on February 13, 2007 as part of the Form 10-QSB of Marketing Worldwide Corporation SEC File 0-50586 Accession Number
0001019687-7-393)

(10)(21) Extension of Employment Agreement with James Marvin dated October 15, 2006 (previously filed on February 13, 2007 as part of the Form 10-QSB of Marketing Worldwide Corporation SEC File 0-50586 Accession Number
0001019687-7-393)

(21) Subsidiaries of Registrant. (filed herewith)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                                September 30,      September 30,
                                                    2007               2006
                                               ---------------      ------------
                 (i)       Audit Fees          $       132,243      $    113,938
                 (ii)      Audit Related Fees               --                --
                 (iii)     Tax Fees                     10,000            10,000
                 (v)       All Other Fees                   --                --
                                               ---------------      ------------
                 Total fees                    $       142,243      $    123,938
                                               ===============      ============


AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of MWW's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2007 or 2006.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

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

                                             MARKETING WORLDWIDE CORPORATION

                                             BY: /s/ MICHAEL WINZKOWSKI
                                                 -------------------------------
                                                 NAME: MICHAEL WINZKOWSKI
                                                 TITLE: CHIEF EXECUTIVE OFFICER
                                                 Date: January 15, 2008


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             BY: /s/ MICHAEL WINZKOWSKI
                                                 -------------------------------
                                                 NAME: MICHAEL WINZKOWSKI
                                                 TITLE: CHIEF EXECUTIVE OFFICER,
                                                 SECRETARY AND DIRECTOR
                                                 Date: January 15, 2008

                                             BY: /s/ JAMES C. MARVIN
                                                 ------------------------------
                                                 NAME: JAMES C. MARVIN
                                                 TITLE: CHIEF FINANCIAL OFFICER
                                                 AND DIRECTOR
                                                 Date: January 15, 2008