Form 10QSB
period 2007-12-31
MARKETING WORLDWIDE CORP
filed 2008-02-19
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM October 1, 2007 TO
                               DECEMBER 31, 2007.

                        COMMISSION FILE NUMBER 000-50586

                         MARKETING WORLDWIDE CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        68-0566295
------------------------------                 ---------------------------------
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

 As of February 19, 2008, the Registrant had 15,763,080 shares of common stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                             MARKETING WORLDWIDE CORPORATION

                         Quarterly Report on Form 10-QSB for the
                        Quarterly Period Ending December 31, 2007




 TABLE OF CONTENTS

 PART I.  FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:                                2
                  December 31, 2007 (unaudited)

                  Condensed Consolidated Statements of Operations (unaudited):          3
                  Three Months December 31, 2007 and 2006

                  Condensed Consolidated Statements of Cash Flows (unaudited):          4
                  Three Months Ended December 31, 2007 and 2006

                  Notes to Condensed Consolidated Financial Statements                  5
                  (unaudited): December 31, 2007

          Item 2. Management Discussion and Analysis                                   17

          Item 3. Controls and Procedures                                              21

 PART II. OTHER INFORMATION

          Item 1. Legal Proceedings                                                    21

          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          21

          Item 3. Defaults Upon Senior Securities                                      21

          Item 4. Submission of Matters to a Vote of Security Holders                  21

          Item 5. Other Information                                                    21

          Item 6. Exhibits                                                             22

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2007 and 2006 have been prepared by Marketing Worldwide Corporation, a Delaware corporation.


                                     MARKETING WORLDWIDE CORPORATION
                                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           (unaudited)
                                                                           December 31,     September 30,
                                                                              2007              2007
                                                                           -----------      -----------
ASSETS
Current assets:
Cash and cash equivalents                                                  $ 2,986,501      $ 2,270,313
Accounts receivable, net                                                       943,163          692,071
Inventories                                                                  1,093,118          857,984
Deferred income taxes                                                          188,271          188,271
Other current assets                                                           204,036          183,999
                                                                           -----------      -----------
  Total current assets                                                       5,415,089        4,192,638

Property, plant and equipment, net                                           3,687,244        3,321,827

Other assets:
Other intangible assets, net                                                   132,500          140,000
Capitalized finance costs, net                                                 570,078          603,424
Other assets, net                                                               54,619          199,283
                                                                           -----------      -----------

Total assets                                                               $ 9,859,530      $ 8,457,172
                                                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Bank line of credits                                                           400,000        1,000,000
Notes payable and capital leases, current portion                              812,992          820,218
Accounts payable                                                             1,295,970          824,718
Warranty liability                                                             122,905          122,905
Other current liabilities                                                      789,767          867,344
                                                                           -----------      -----------
  Total current liabilities                                                  3,421,634        3,635,185

Long term debt:
Notes payable, long term                                                     1,303,614        1,309,806
Capital leases, long term                                                       52,385           70,675
                                                                           -----------      -----------

Total liabilities                                                            4,777,633        5,015,666

Interest in non-controlling entity                                             249,927          240,769

Series A convertible preferred stock, $0.001 par value; 3,500,000
  shares issued and outstanding                                              3,499,950        3,499,950

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 10,000,000 authorized Common stock,
  $0.001 par value, 100,000,000 shares authorized;
  15,763,080 shares issued and outstanding                                      15,763           15,763
Additional paid in capital                                                   8,056,551        8,056,551
Subscription receivable                                                             --       (2,000,000)
Accumulated deficit                                                         (6,744,486)      (6,371,527)
Accumulated other comprehensive income (loss)                                    4,192               --
                                                                           -----------      -----------
  Total stockholders' equity (deficiency)                                    1,332,020         (299,213)
                                                                           -----------      -----------

Total Liabilities and Stockholders' Equity (Deficiency)                    $ 9,859,530      $ 8,457,172
                                                                           ===========      ===========

See the accompanying notes to the unaudited condensed consolidated financial statements




                              MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)


                                                            Three months ended December 31,
                                                                2007               2006
                                                            ------------      ------------

Revenue:
Sales, net                                                  $  2,396,864      $  2,161,158
Services                                                         336,058                --
                                                            ------------      ------------
Total revenue                                                  2,732,922         2,161,158

Cost of revenue:
Cost of goods sold                                             1,413,785         1,514,178
Cost of services provided                                        224,279                --
                                                            ------------      ------------
Total cost of revenue                                          1,638,064         1,514,178

Gross profit                                                   1,094,858           646,980

Operating expenses:
Selling, general and administrative expenses                   1,349,771           527,206
                                                            ------------      ------------

Total operating expenses                                       1,349,771           527,206
                                                            ------------      ------------

Income (loss) from operations                                   (254,913)          119,774

Financing expenses                                              (120,711)          (56,500)
Other income (expense), net                                        7,435           (13,000)
                                                            ------------      ------------

Income (loss) before provision for income taxes                 (368,189)           50,274

Provision for income taxes (benefit)                              (4,388)           12,000
                                                            ------------      ------------

Income (loss) before minority interest                          (363,801)           38,274

Loss  from minority interest                                      (9,158)           (5,999)
                                                            ------------      ------------

NET INCOME (LOSS)                                           $   (372,959)     $     32,275
                                                            ============      ============

Income (loss) per share, basic                              $      (0.02)     $       0.00
                                                            ============      ============

Income (loss) per share, fully diluted                      $      (0.02)     $       0.00
                                                            ============      ============

Weighted average common stock outstanding
    Basic                                                     19,263,080        11,228,280
                                                            ============      ============
    Fully Diluted                                             19,263,080        12,478,280
                                                            ============      ============

Comprehensive income (loss):
Net Income (Loss)                                           $   (372,959)     $     32,275
Foreign currency translation gain (loss)                           4,192                --
                                                            ------------      ------------

Comprehensive income (loss)                                 $   (368,767)     $     32,275
                                                            ============      ============

See the accompanying notes to the unaudited condensed consolidated financial statements



                               MARKETING WORLDWIDE CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


                                                              Three months ended December 31,
                                                                  2007              2006
                                                               -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $  (372,959)     $    32,275
Adjustments to reconcile net income (loss) to cash
  (used in) operations:
Depreciation and amortization                                       98,454           60,727
Amortization of deferred financing costs                            33,346               --
(Increase) decrease in:
Accounts receivable                                               (251,092)         599,535
Inventory                                                         (235,134)        (237,458)
Other current assets                                               (20,037)              --
Other assets                                                       144,664           20,944
Increase (decrease) in:
Accounts payable                                                   471,252         (611,313)
Other current liabilities                                          (77,577)         (74,276)
                                                               -----------      -----------
Net cash used in operating activities:                            (209,083)        (209,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                (456,371)          (2,091)
Loan receivable advances                                                --               74
                                                               -----------      -----------
Net cash used in investing activities:                            (456,371)          (2,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority interest                                                    9,158            5,999
Proceeds from common stock subscription                          2,000,000               --
(Repayments of) lines of credit                                   (600,000)              --
(Repayments of) notes payable and
  capital leases                                                   (31,708)         (29,056)
                                                               -----------      -----------
Net cash provided by (used in) financing activities              1,377,450          (23,057)

Effect of currency rate change on cash:                              4,192               --

Net increase (decrease) in cash and cash equivalents               716,188         (234,640)
Cash and cash equivalents, beginning of period                   2,270,313          343,689
                                                               -----------      -----------

Cash and cash equivalents, end of period                       $ 2,986,501      $   109,049
                                                               ===========      ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest                             $    44,099      $    56,500
                                                               ===========      ===========
Cash paid during year for taxes                                $        --      $        --
                                                               ===========      ===========

See the accompanying notes to the unaudited condensed consolidated financial statements

                                           Page 4

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the and three month ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ended September 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Marketing Worldwide LLC. Effective January 1, 2005, the consolidated financial Statements also include a variable interest entity
(VIE) of which the LLC is the primary beneficiary as further described in Note
H. Additionally, on May 24, 2007; the Company acquired Colortek, Inc. (See Below) and on September 28, 2007 the Company acquired MW Global Limited which owns 100% of the outstanding ownership and economical interest in Modelworxx GmbH (See below). All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

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

Revenue from services is recognized as the services are performed for time-and-materials contracts.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

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

ACQUISITIONS

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

                  Common stock issued                $   180,000

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired was based on management's best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

                  Cash and other current assets      $   201,784
                  Property, plant and equipment        1,307,574
                  Customer lists                         150,000
                  Goodwill and other intangibles         955,897
                  Less: liabilities assumed           (2,435,255)
                                                     -----------
                  Net                                $   180,000
                                                     ===========

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

During the year ended September 30, 2007, the Company management preformed an evaluation of its intangible assets acquired from Colortek, Inc. including goodwill for purposes of determining the implied fair value of the assets at September 30, 2007. The test indicated that the recorded book value of the goodwill exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded non-cash impairment charge of $955,897, net of tax, or $0.08 per share during the year ended September 30, 2007 to reduce the carrying value of the goodwill to $0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

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

                  Fair value of 1,000,000 options to
                  purchase the Company's common stock        $  749,600

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

ACQUISITIONS (CONTINUED)
------------------------
In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired was based on management's best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:


                  Cash and other current assets      $  34,028
                  Accounts receivable                   31,155
                  Inventories                          169,569
                  Property, plant and equipment         75,188
                  OTHER TANGIBLE ASSETS
                                                        42,262
                  Goodwill and other intangibles       628,654
                  Less: liabilities assumed           (231,256)
                                                     ---------
                   Net                               $ 749,600
                                                     =========

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR VARIABLE INTEREST ENTITIES (CONTINUED)
-----------------------------------------

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

NOTE B - INTANGIBLE ASSETS AND GOODWILL

As the result of Colortek, Inc acquisition at May 24, 2007, the Company had intangibles totally $1,105,897 at the completion of the acquisition.

In accordance with SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142), an impairment test is required at least annually. Subsequent to the acquisition, in the year ended September 30, 2007; management preformed an evaluation of its goodwill acquired from Colortek, Inc for purpose of determining the implied fair value of the assets at September 30, 2007. The test indicated that the recorded book value of the goodwill exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $955,897, net of tax, or $0.08 per share during the year ended September 30, 2007 to reduce the carrying value of the goodwill to $ 0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE B - INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

The remaining identifiable intangible assets acquired and their carrying value at December 31, 2007 is:

                     Gross                                      Weighted average
                   carrying   Accumulated             Residual    Amortization
                    amount    Amortization    Net      Value     Period (Years)
                  ---------  -------------  --------  --------  ----------------
Customer lists     $150,000     $17,500     $132,500    $-0-          5.0


Total amortization charged to operations for the three months ended December 31, 2007 was $7,500. The estimated amortization expense as of December 31, 2007 is as follows:

                        2008                                 $   30,000
                        2009                                     30,000
                        2010                                     30,000
                        2011                                     30,000
                        2012                                     12,500
                        2013 and after                                -
                                                             ----------
                          Total                              $  132,500
                                                             ==========

NOTE C - BANK LINE OF CREDIT

The Company renewed its credit facility on February 9, 2007 and was approved for an increased credit line with Key Bank with a maximum borrowing limit increased from $1,150,000 to $1,500,000, expiring on February 1, 2008. The line has been extended again to February 8, 2009. The line of credit is set up with an annual renewal provision. Interests on advances are charged at a rate of .25 percentage points under the Key Bank's announced Prime Rate. Borrowings under the agreement are collateralized by substantially all the Company's assets.

Additionally, assumed as part of the acquisition of Colortek, Inc., the Company acquired a revolving line of credit of $75,000 secured by property, equipment, deposits and receivables. Interest rate is prime plus 2.50%. As of the date of acquisition, the balance outstanding was $58,613.

NOTE D - NOTES PAYABLE

As of December 31, 2007, notes payable consists of the following:

    Mortgage loan payable in monthly principal
    installments plus interest thereon at Bank's prime
    lending rate less 0.25% per annum. Note secured by
    first deed of trust on real property and improvements
    located in Howell, MI. The Company's Chief
    Executive and Chief Operating Officers and principal
    shareholders personally guaranty the loan                        $  718,834

    Mortgage loan payable in 240 monthly principal
    installments plus interest thereon at a fixed rate of
    5.16% per annum. The loan is secured by a second deed
    of trust on real property and improvements located in
    Howell, MI. The Company's Chief Executive and Chief
    Operating Officers and principal shareholders
    personally guaranty the loan.                                       588,726

    Mortgage loan payable in monthly principal
    installments of $5,633 with a fixed interest rate of
    5.98% per annum. Note based on a 20 year amortization
    with a final balloon payment at maturity on July 8,
    2008. Note is secured by first priority security
    interest in the business property of Colortek, Inc,
    the Company's wholly owned subsidiary                               686,772


    Note payable in monthly payments of $1,857.54 per
    month including interest at 7.25% per annum, unsecured               55,824
                                                                    ------------
                                                                      2,050,156
    Less: current portion                                               746,542
                                                                    ------------
      Long term portion                                             $ 1,303,614
                                                                    ------------

                  MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE E - CAPITAL LEASE OBLIGATIONS

Automobile and equipment includes the following amounts for capitalized leases at December 31, 2007:

                  Automobile and equipment                          $   313,381
                  Less: Accumulated depreciation                        134,965
                  and amortization
                    Net book value                                  $   178,416

Future minimum lease payments required under the capital leases are as follows:

                  Total minimum lease payments                      $   128,958
                  Less: amount representing interest                     10,193
                                                                    ------------

                    Subtotal                                            118,765
                  Less current portion                                   66,380
                                                                    ------------
                  Long term portion                                 $    52,385
                                                                    ============
Present value of minimum capital lease obligations $ 118,835

NOTE F - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of December 31, 2007, the Company has issued and outstanding 3,500,000 shares of Series A preferred stock and 15,763,080 shares of common stock.

SERIES A PREFERRED STOCK
------------------------

On April 23, 2007, the Company filed a Certificate of Designation creating a $0.001 par value Series A Convertible Preferred stock for 3,500,000 shares

PAYMENT OF DIVIDENDS. Commencing on the date of issuance of the Series A Preferred Stock, the holders of record of shares of Series A Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefore and as declared by the Board of Directors, dividends at the rate of nine percent (9%) of the stated Liquidation Preference Amount (see below) per share PER ANNUM., payable quarterly.

RIGHT TO CONVERT. At any time on or after the Issuance Date, the holder of any such shares of Series A Preferred Stock may, at such holder's option, subject certain limitations elect to convert all or any portion of the shares of Series A Preferred Stock held into a number of shares of Common Stock equal to the quotient of (i) the Liquidation Preference Amount (see below) of the shares of Series A Preferred Stock being converted plus any accrued but unpaid dividends thereon DIVIDED BY (ii) the Conversion Price of $0.50 per share, subject to certain adjustments.

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE F - CAPITAL STOCK (CONTINUED)

SERIES A PREFERRED STOCK (CONTINUED)
------------------------

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS

EMPLOYEE STOCK OPTIONS
----------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of December 31, 2007:

                                Options Outstanding                      Options Exercisable
                                -------------------    Weighted          -------------------
                                 Weighted Average       Average       Weighted
                    Number     Remaining Contractual   Exercise         Number         Average
Exercise Price   Outstanding       Life (Years)          Price       Exercisable    Exercise Price
--------------   -----------       ------------        --------      -----------    --------------
                                                         Price
     $0.45         170,000              8.4              $0.45            -             $0.45

Transactions involving options issued to employees are summarized as follows:


                                                  Weighted Average     Price per
                                                  Number of Shares       Share
Outstanding at October 1, 2007                                   -            -
Granted                                                    170,000        $0.45
Exercised                                                        -            -
Canceled or expired                                              -            -
Outstanding, September  30, 2007                           170,000         0.45
Granted                                                          -            -
Exercised                                                        -            -
Canceled or expired                                              -            -
Outstanding, December 31, 2007                             170,000        $0.45
                                                           =======        =====


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

NON EMPLOYEE STOCK OPTIONS
--------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of December 31, 2007:

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

                                Options Outstanding                      Options Exercisable
                                -------------------    Weighted          -------------------
                                 Weighted Average       Average       Weighted
                    Number     Remaining Contractual   Exercise         Number         Average
Exercise Price   Outstanding       Life (Years)          Price       Exercisable    Exercise Price
--------------   -----------       ------------        --------      -----------    --------------
    $0.10          1,000,000          4.75              $0.10          1,000,000       $0.10
    $1.00            195,000          1.00              $1.00            195,000       $1.00
    $1.25            200,000          1.00              $1.25            200,000       $1.25
                   ---------          ----              -----            -------       -----
                   1,395,000          4.55              $0.39          1,395,000       $0.39
                   =========          ====              =====          =========       =====

Transactions involving options issued to non-employees are summarized as follows:

                                                  Weighted Average    Price per
                                                  Number of Shares      Share

Outstanding at October 1, 2007                           450,000       $   1.11
Granted                                                1,000,000           0.10
Exercised                                                (55,000)         (1.00)
Canceled or expired                                           --             --
                                                      ----------       --------
Outstanding, September 30, 2007                       1,395,000       $   0.39
Granted                                                       --             --
Exercised                                                     --             --
Canceled or expired                                           --             --
                                                      ----------       --------
Outstanding, December 31, 2007                         1,395,000       $   0.39
                                                      ==========       ========

As described in Note A above, the Company issued 1,000,000 options to purchase common stock at $0.10 per share for five years to acquire MW Global Limited. The options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield: -0-%; volatility: 282.85%; risk-free rate: 4.23%

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $800,000. Aggregate intrinsic value represents the difference between the Company's closing price on the last trading day of the fiscal period, which was $0.90 as of December 31, 2007, and the exercise price multiplied by the number of options outstanding. As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $76,500. During the three months ended December 31, 2007 and 2006, the Company charged to operations related to recognized stock-based compensation expense for employee and non-employee stock options of $-0- .

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of December 31, 2007:

                                Warrants Outstanding                     Warrants Exercisable
                                --------------------     Weighted        --------------------
                                  Weighted Average       Average       Weighted
                     Number     Remaining Contractual    Exercise       Number         Average
  Exercise Price  Outstanding       Life (Years)          Price       Exercisable   Exercise Price
  --------------  -----------       ------------          -----       -----------   --------------
      $0.01          2,500,000          4.32              $0.01                  -      $0.01
      $0.50          2,000,000           .74              $0.50          2,000,000      $0.50
      $0.65            490,000          3.31              $0.65            490,000      $0.65
      $0.70          6,000,000          4.38              $0.70          3,500,000      $0.70
      $0.85          6,000,000          4.38              $0.85          3,500,000      $0.85
      $1.20          3,500,000          4.32              $1.20          3,500,000      $1.20
                     ---------          ----              -----          ---------      -----
                    20,490,000          3.98              $0.85         12,990,000      $0.82

Transactions involving warrants issued to non-employees are summarized as follows:

                                                  Weighted Average    Price per
                                                  Number of Shares      Share
Outstanding at October 1, 2006                     1,0000,000            $0.50
Granted                                            23,490,000             0.87
Exercised                                          (4,000,000)            0.50
Canceled or expired                                         -                -
Outstanding, September 30, 2007                    20,490,000             0.69
Granted                                                     -                -
Exercised                                                   -                -
Canceled or expired                                         -                -
                                                 ------------           ------
Outstanding, December 31, 2007                     20,490,000            $0.69

In April 2007, in conjunction with the sale of the Series A Preferred stock, the Company granted 23,000,000 warrants to purchase the Company's common stock over the next five years. The various denominations are as follows:

                                                  Number of            Exercise
                                                  warrants              Price
Series A warrants                                 3,500,000             $0.70
Series B warrants                                 3,500,000              0.85
Series C warrants                                 3,500,000              1.20
Series D warrants                                 2,500,000              0.70
Series E warrants                                 2,500,000              0.85
Series F warrants                                 2,500,000              1.20
Series J warrants                                 5,000,000              0.70
                                                 ----------
Total                                            23,000,000


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

In September 2007, 4,000,000 (out of 5,000,000) series J warrants to purchase the Company's common stock was exercised at the re-priced exercise price of $0.50 per share. In addition, the Company re-priced the Series F warrants from $1.20 per share to $0.01 per share. The estimated change in fair value, using the Black Scholes Option Pricing Model, was charged to operations in the year ended September 30, 2007. The assumptions in determining the fair value of the re-pricing of the warrants were as follows: Dividend yield: $-0-; Volatility:
280.06%; Risk Free Rate: 4.22%.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS (CONTINUED)
--------------------

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


NOTE H - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

Included in the Company's consolidated balance sheet at December 31, 2007 are the following net assets of JCMD:


   ASSETS (JCMD)
   Cash and cash equivalents                                          $  240,264
   Accounts receivable, prepaid expenses and other current assets         19,400
                                                                      ----------
     Total current assets                                                259,664

   Property Plant and equipment, net of
   accumulated depreciation of $79,521                                 1,297,824
                                                                      ----------

   Total assets                                                        1,557,488
                                                                      ----------

   LIABILITIES:
   Current portion of long term debt                                      40,908
   Accounts payable and accrued liabilities                                   --
                                                                      ----------
     Total current liabilities                                            40,908

   Long term debt                                                      1,266,653
                                                                      ----------

   Net assets:                                                        $  249,927
                                                                      ==========

                        MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


NOTE H - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (CONTINUED)

Consolidated results of operations include the following:

   Revenues - Real Estate/other                                       $ 38,859

   Costs and expenses - real estate:
   Operating expenses                                                    1,789
   Depreciation                                                          8,000
   Interest, net                                                        19,912
                                                                      --------
     Total costs and expenses                                           29,701

   Operating income-Real estate                                       $  9,158
                                                                      --------


Note I - GEOGRAPHIC INFORMATION:

Information about operations by geographic area as of December 31, 2007 and for the three months then ended is as follows:


                                     United States     Europe        Eliminations    Consolidated
                                     -----------     -----------     -----------     -----------

   Revenues                          $ 2,290,725     $   442,197     $        --     $ 2,732,922
                                     ===========     ===========     ===========     ===========
   Net loss                          $  (332,208)    $   (40,751)    $        --     $  (372,959)
                                     ===========     ===========     ===========     ===========

   Assets                            $ 9,384,472     $   850,395     $  (375,337)    $ 9,859,530
   Liabilities                       $ 8,132,846     $   770,201     $  (375,537)    $ 8,527,510
                                     -----------     -----------     -----------     -----------
   Stockholders' equity (deficit)    $ 1,251,626     $    80,194     $        --     $ 1,332,020
                                     ===========     ===========     ===========     ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKINGSTATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENTINFORMATION AND ASSUMPTIONS. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO A NUMBER OF FACTORS, SUCH AS ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AUTOMOTIVE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT LIABILITY, AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED

UNDER QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THOSE FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-QSB

BUSINESS OVERVIEW

Marketing Worldwide Corporation (the "Company", "Registrant" or "MWW"), is incorporated under the laws of the State of Delaware in July 2003. The Company is engaged, through its wholly-owned subsidiary, Marketing Worldwide LLC ("MWWLLC").


MWW is a full service design, engineering and manufacturing firm of original equipment manufacturer ("OEM") components in the automotive accessory market. MWW provides a number of large foreign and domestic automobile manufacturers' and independently owned port and vehicle processing centers in the US, Canada and Europe with MWW's components directly at their respective vehicle processing centers. At the instruction of MWW, the processing centers' technical teams install MWW's accessory products on new automobiles at these vehicle processing centers, as soon as these new vehicles arrive from foreign or domestic automobile manufacturers. From the vehicle processing centers the accessorized automobiles are then delivered into the domestic car dealer distribution systems throughout the Continental US, Canada and Europe. MWW's relationship is solely with the vehicle processing centers, which also pay for MWW's products.

Since its inception, the continuously increasing demand for the company's products and services has prompted an ongoing expansion of MWW's infrastructure and staff and warranted the diversification of its activities into expanded activities in the design and engineering of its products and increased vertical integration in manufacturing in order to address newly arising market opportunities. Drawing from the experience of its principals and management team strategically utilizing longstanding relationships in the industry, the company has steadily expanded its product range, client and employees/contractor base and is currently aggressively pursuing the expansion of its client roster, in addition to its existing major clients such as South East Toyota, Gulf States Toyota and Toyota Canada. The Company has acquired Colortek, a "Class A" painting facility in Baroda, Michigan, Modelworxx GmbH in Munich Germany and has commenced operation with a new "Class A: painting facility in Elkhart, Indiana.

We have established initial relationships with several new major foreign and domestic automobile manufacturers. We have also recently begun delivering accessory programs to KIA Motors America and have received additional Request for Quotes from Toyota's Scion Group, KIA Motors America, MOBIS (KIA and Hyundai Worldwide) and Nissan. We have been delivering product directly to the Toyota Motor Manufacturing Corporation assembly plant in Canada for nearly twenty six
(26) months and have been awarded new programs to be delivered to Toyota Canada International. Through our wholly owned subsidiary Modelworxx in Germany we have begun to manufacture and deliver products to Toyota Europe and are currently in the process to expand our product roster designed in Germany for sale to other European automobile manufacturers and our large customers in the US. Through Modelworxx, we will also provide our US produced products for sale to European manufacturers, currently supported by a very favorable Dollar exchange rate with the Euro. We are in various stages of seeking to provide our accessory programs to other major foreign and domestic automobile manufacturers such as Nissan, Subaru and Hyundai and several large manufacturers throughout Europe.

SEASONALITY. Historically, our operating results have fluctuated by quarter to quarter, with the greatest sales occurring in the quarters of the fiscal year with the largest number of automobile manufacturers new model releases. Revenues are generally being recognized at the time of shipment. It is in these quarters of new model releases that demand for our products is typically the highest. As we expand our business globally, we expect to better able to mitigate these impacts.

The limited seasonality of our business offers significant operational challenges in our manufacturing and distribution functions, based on a partial dependency on manufacturing abroad. To limit these challenges and to provide a rapid turnaround time of customer orders, we traditionally keep somewhat higher inventory levels. New strategies to decrease inventory and improve inventory turns over rates are currently being implemented. Utilizing the synergies between our newly acquired companies and the utilization of the newly created manufacturing capacities here in the US that are now controlled by us, we are expecting to produce higher levels of efficiency over time.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the three months ended December 31, 2007, we used $209,083 of cash flow in operations primarily from our net loss of $372,959; offset by non cash depreciation and amortization charges of $131,800; and net changes in our operating assets and liabilities of $32,076.

INVESTING ACTIVITIES. During the three months ended December 31, 2007, we used $456,371 in cash flows in investing activities by acquiring additional equipment for our operations.

FINANCING ACTIVITIES. During the three months ended December 31, 2007, net cash flow provided by financing activities amounted to $1,377,450. The net cash flow was generated by the exercising of $2,000,000 in warrants offset by our pay down of our line of credit and notes and leases payable by $600,000 and $31,708, respectively.

MWW currently has a $1,500,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs which expires February 1, 2009. MWW pledged all of its inventory, equipment, accounts, and chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan. The Loan with Key Bank N.A. is a standard asset based loan agreement. The Loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than
3.50 to 1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12-month period. Interest on advances is charged at a rate of .25 percentage points under the Key Bank's announced Prime Rate. Borrowings under the agreement are collateralized by substantially all the Company's assets. The current outstanding balance on the line of credit with Key Bank is approximately $400,000. MWW is in compliance with the terms and conditions of its agreement with Key Bank N.A. MWW does not have restrictive covenants on any other indebtedness and believes that is has satisfactory relationships with its creditors. Key Bank N.A. has waived certain covenants based on the changes in MWW's balance sheet based on the recent acquisitions.

Our profitability and working capital requirements have increased because of our recent acquisitions, the opening of our new facility AutoFX in Elkhart, newly awarded programs and arising program development opportunities to secure additional large customers. These increased working capital requirements will be funded by partially utilizing our existing line of credit and funds from the Private Placement of our preferred stock for $3.5 Million and the exercise of $2 Million in warrants. We anticipate that these sources of funds will to be adequate to meet our near term needs. Details of the private placement and exercise of the warrants are available through our 8K filing on April 27, 2007 and 10K filing at September 30, 2007.

Management believes that available cash, the line of credit, private placement, and cash generated from operations will be adequate to fund MWW's capital requirements for the foreseeable future.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2007 TO THE THREE MONTHS ENDED DECEMBER 31, 2006.

SALES. Net sales during the first quarter 2008 (three months ending December 31, 2007) were $2,732,922, an increase of $571,765, or 26%, compared to $2,161,158 during the first quarter 2007. This increase was due to additional sales of Modelworxx and Auto FX.

GROSS MARGINS. Gross margins for the first quarter 2008 increased to 40% from 29% in the same period of 2007 due to improvements in material cost and product/service mix and the utilization of our production and service facilities.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $822,565 to $1,349,771 in the first quarter of 2007, compared to $527,206 in the first quarter of 2007. The increase was attributable to the incorporation of the activities of our new subsidiaries, Colortek, Inc, Modelworxx GmbH and the new facility AutoFX. Overall, the Company's number of employees increased from 21 to 69 as compared to same period, last year.

OPERATING INCOME. Operating income decreased by $374,687 to a loss of $254,913 in the first quarter of 2008, compared to a net operating income of $119,774 in the first quarter of 2007. This decrease was due to primarily to startup costs for our AutoFX facility and additional cost at Modelworxx in Germany, including the set up for additional engineering and assembly facilities in the US and Germany.

INTEREST EXPENSE. For the three months ended December 31, 2007, our interest expense increased to $120,711 from $56,500, an increase of 114% over the same period prior year. The increase is primarily due to the Series A preferred stock financing we put in place in April 2007.

NET INCOME (LOSS) was reduced by $405,234 to a loss of $372,959 from a profit of $32,275 The majority of the decrease was associated with additional one-time start-up cost for the new AutoFX facility and Modelworxx including the set up for additional engineering and assembly facilities in the US and Germany. A smaller portion of the decrease was due to lower sales at MWW due to delays in several customer program launches, and an increase in cost for professional consulting services representing a non-cash expense, higher selling general and administrative expenses, offset by improvements in Gross Margins.

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

Revenue from services is recognized as the services are performed for time-and-materials contracts.

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


SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At DECEMBER 31, 2007, the allowance for sales returns totaled $0.

Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At DECEMBER 31, 2007, there were no determined requirements for the allowance for doubtful accounts.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of DECEMBER 31, 2007, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) EXHIBIT(S) DESCRIPTION

Exhibits                                                                Page No.
--------                                                                --------

(3)(i) Certificate of Incorporation *
(3)(ii) Bylaws *
(4)(1) Form of Common Stock Certificate *
(4)(2) Common Stock Purchase Warrant with Wendover Investments Limited *
(4)(3) Stock Option Agreement with Richard O. Weed *
(5) Opinion on Legality *****
(10)(1) Consulting Agreement with Rainer Poertner ***
(10)(2) Fee Agreement with Weed & Co. LLP *
(10)(3) Purchase Agreement MWW and MWWLLC *
(10)(4) Amendment to Purchase Agreement between MWW and MWWLLC **
(10)(5) Employment Agreement with CEO Michael Winzkowski **
(10)(6) Employment Agreement with COO/CFO James Marvin **
(10)(7) Loan Agreement with KeyBank N.A. ***
(10)(8) Amendment to Consulting Agreement with Rainer Poertner ***
(10)(10) Real Property Lease Agreement for 11224 Lemen Road, Suite A ****
(10)(11) Real Property Lease Agreement for 11236 Lemen Road ****
(10)(12) Supplier and Warranty Agreement ****
(10)(13) Business Loan Agreement April 4, 2006 with KeyBank N.A. ******
(10)(14) Supplier and Warranty Agreement ****
(10)(15) Blanket Purchase Order, Non-Disclosure and Confidentiality Agreement
         ******
(10)(16) Lease Agreement and Amendment to Lease Agreement with JCMD Properties, LLC ******
(10)(17) Consulting Agreement with Rainer Poertner dated July 1, 2006 ******
(10)(18) Waiver of Cashless Exercise Provisions in Warrant by Wendover Investments Ltd. *******
(10)(19) Waiver of Cashless Exercise Provisions in Stock Option by Richard O. Weed *******
(10)(20) Extension of Employment Agreement with Michael Winzkowski dated October 15, 2006
(10)(21) Extension of Employment Agreement with James Marvin dated
(21) Subsidiaries of Registrant *
(31)(1) Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act of 2002.
(31)(2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.
(32)(2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.

--------------

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

                                   MARKETING WORLDWIDE CORPORATION
                                            (Registrant)

(Date): February 19, 2008          /s/ James Marvin
                                   --------------------------------------------
                                   James Marvin
                                   Vice President Finance,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(31)(1) Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act of 2002.
(31)(2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.
(32)(2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.