Form 10QSB
period 2008-03-31
MARKETING WORLDWIDE CORP
filed 2008-05-15
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM OCTOBER 1, 2007 TO
                                MARCH 31, 2008.

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

As of May 15, 2008, the Registrant had 16,066,758 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                             MARKETING WORLDWIDE CORPORATION

                         Quarterly Report on Form 10-QSB for the
                         Quarterly Period Ending March 31, 2008

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets:                                1
                 March 31, 2008 (unaudited)

                 Condensed Consolidated Statements of Operations (unaudited):          2
                 Three Months March 31, 2008 and 2007

                 Condensed Consolidated Statements of Cash Flows (unaudited):          3
                 Three Months Ended March 31, 2008 and 2007

                 Notes to Condensed Consolidated Financial Statements                  5
                 (unaudited): March 31, 2008

         Item 2. Management Discussion and Analysis                                   16

         Item 3. Controls and Procedures                                              20

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                    20

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          20

         Item 3. Defaults Upon Senior Securities                                      20

         Item 4. Submission of Matters to a Vote of Security Holders                  20

         Item 5. Other Information                                                    20

         Item 6. Exhibits                                                             21




ITEM 1. FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2008 and 2007 have been prepared by Marketing
Worldwide Corporation, a Delaware corporation.










                                         MARKETING WORLDWIDE CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     (unaudited)
                                                                                      March 31,       September 30,
                                                                                        2008              2007
                                                                                     -----------      -----------
ASSETS
Current assets:
Cash and cash equivalents                                                            $ 1,599,910      $ 2,270,313
Accounts receivable, net                                                               1,575,597          692,071
Inventories                                                                            1,264,411          857,984
Deferred income taxes                                                                    188,271          188,271
Other current assets                                                                     194,888          183,999
                                                                                     -----------      -----------
  Total current assets                                                                 4,823,077        4,192,638

Property, plant and equipment, net                                                     3,627,481        3,321,827
Other assets:
Other intangible assets                                                                  125,000          140,000
Capitalized finance costs, net                                                           536,733          603,424
Other assets, net                                                                        212,179          199,283
                                                                                     -----------      -----------
Total assets                                                                         $ 9,324,470      $ 8,457,172
                                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Bank line of credits                                                                 $   400,000      $ 1,000,000
Notes payable and capital leases, current portion                                        784,487          820,218
Accounts payable                                                                       1,282,974          824,718
Warranty liability                                                                        37,260          122,905
Other current liabilities                                                                396,913          867,344
                                                                                     -----------      -----------
  Total current liabilities                                                            2,901,634        3,635,185

Long term debt:
Notes payable, long term                                                               1,287,364        1,309,806
Capital leases, long term                                                                 53,170           70,675
                                                                                     -----------      -----------

Total liabilities                                                                      4,242,168        5,015,666

Interest in non-controlling entity                                                       239,678          240,769

Series A convertible preferred stock, $0.001 par value; 3,500,000
shares issued and outstanding                                                          3,499,950        3,499,950

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 10,000,000 authorized Common stock, $0.001 par value, 100,000,000 shares authorized; 16,066,758 and 15,763,080 shares
issued and outstanding as of March 31, 2008 and September 30, 2007, respectively          16,067           15,763

Additional paid in capital                                                             8,266,247        8,056,551
Subscription receivable                                                                       --       (2,000,000)
Accumulated Deficit                                                                   (6,970,774)      (6,371,527)
Accumulated other comprehensive income (loss)                                             31,134               --
                                                                                     -----------      -----------
  Total stockholders' equity (deficiency)                                              1,342,674         (299,213)
                                                                                     -----------      -----------
Total Liabilities and Stockholders' Equity (Deficiency)                              $ 9,324,470      $ 8,457,172
                                                                                     ===========      ===========


See the accompanying notes to the unaudited condensed consolidated financial statements




                                          MARKETING WORLDWIDE CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                  Three months ended March 31,         Six months ended March 31,
                                                     2008              2007              2008              2007
                                                 ------------      ------------      ------------      ------------

Revenue:
Sales, net                                       $  1,760,966      $  2,241,791      $  4,157,831      $  4,402,949
Services                                              532,514                --           868,572                --
                                                 ------------      ------------      ------------      ------------
Total revenue                                       2,293,480         2,241,791         5,026,403         4,402,949

Cost of sales:
Cost of goods sold                                  1,059,294         1,568,978         2,716,564         3,083,156
Cost of services provided                             369,644                --           593,923                --
                                                 ------------      ------------      ------------      ------------
Total cost of sales                                 1,428,938         1,568,978         3,310,487         3,083,156

Gross profit                                          864,542           672,813         1,715,916         1,319,793

Operating expenses:
Selling, general and administrative expenses          936,782           621,804         2,043,068         1,149,011
                                                 ------------      ------------      ------------      ------------

Total operating expenses                              936,782           621,804         2,043,068         1,149,011
                                                 ------------      ------------      ------------      ------------

Income (loss) from operations                         (72,240)           51,009          (327,152)          170,782

Financing expenses                                   (121,767)          (38,745)         (242,478)          (95,245)

Other income (expense), net                           (10,752)           (7,355)           (3,317)          (20,353)
                                                 ------------      ------------      ------------      ------------

Income (loss) before provision for income
  taxes                                              (204,759)            4,909          (572,947)           55,184


Provision for income taxes (benefit)                     (114)               --            (4,502)           12,000
                                                 ------------      ------------      ------------      ------------

Income (loss) before minority interest               (204,645)            4,909          (568,445)           43,184

Income from minority interest                       (21,644)           (4,780)          (30,802)          (10,779)
                                                 ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                $   (226,289)     $        129      $   (599,247)     $     32,405
                                                 ============      ============      ============      ============

Income (loss) per share, basic                   $      (0.01)     $       0.00      $      (0.04)     $       0.00
                                                 ============      ============      ============      ============

Income (loss) per share, fully diluted           $      (0.01)     $       0.00      $      (0.03)     $       0.00
                                                 ============      ============      ============      ============

Weighted average common stock outstanding
    Basic                                          15,893,228        11,363,080        15,827,798        11,349,680
                                                 ============      ============      ============      ============
    Fully Diluted                                  15,893,228        11,363,080        15,827,798        11,349,680
                                                 ============      ============      ============      ============

Comprehensive income (loss):
Net Income (Loss)                                $   (226,289)     $        129      $   (599,247)     $     32,405

Foreign currency translation gain (loss)               26,942                --            31,134                --
                                                 ------------      ------------      ------------      ------------

Comprehensive income (loss)                      $   (199,347)     $        129      $   (568,113)     $     32,405
                                                 ============      ============      ============      ============


See the accompanying notes to the unaudited condensed consolidated financial statements




                                         MARKETING WORLDWIDE CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                                                      Six months ended March 31,
                                                                                         2008             2007
                                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $  (599,247)     $    32,405
Adjustments to reconcile net income (loss) to cash
(used in) operations:
Minority interest                                                                         30,802           10,780
Depreciation and amortization                                                            207,912          121,891
Common stock issued for services                                                                              121,234
Amortization of deferred financing costs                                                  66,691              --
(Increase) decrease in:
Accounts receivable                                                                     (883,526)         205,807
Inventory                                                                               (406,427)         (14,001)
Other current assets                                                                     (10,889)              --
Other assets                                                                             (12,896)          25,133
Increase (decrease) in:
Accounts payable                                                                         458,256         (463,799)
Other current liabilities                                                               (346,076)        (153,326)
                                                                                     -----------      -----------
Net cash used in operating activities:                                                (1,495,400)        (113,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                      (498,566)         (11,846)
Distribution by non controlling entity                                                   (31,893)              --
Loan receivable advances                                                                      --               73
                                                                                     -----------      -----------
Net cash used in investing activities:                                                  (530,459)         (11,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription                                                2,000,000               --
Proceeds from (repayments of) lines of credit                                           (600,000)              --
Proceeds from (repayments of) notes payable and capital leases                           (75,678)         (96,342)
                                                                                     -----------      -----------
Net cash provided by (used in) financing activities                                    1,324,322          (96,342)

Effect of currency rate change on cash:                                                   31,134               --

Net increase (decrease) in cash and cash equivalents                                    (670,403)        (221,991)
Cash and cash equivalents, beginning of period                                         2,270,313          343,689
                                                                                     -----------      -----------
Cash and cash equivalents, end of period                                             $ 1,599,910      $   121,698
                                                                                     ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest                                                   $    84,978      $    95,245
                                                                                     ===========      ===========
Cash paid during year for taxes                                                      $        --      $       911
                                                                                     ===========      ===========

NON-CASH TRANSACTIONS:

Common Stock issued for dividend payments (which the Company elected to pay in
Common Stock as opposed to cash) on the Series A Convertible Preferred Stock for the three quarters ended June 30, 2007, September 30, 2007 and December 31,
2007.                                                                                $   210,000               --


See the accompanying notes to the unaudited condensed consolidated financial statements

                                                     Page 4

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month and six month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended September 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

BUSINESS AND BASIS OF PRESENTATION
----------------------------------

Marketing Worldwide Corporation (the "Company", "Registrant" or "MWW"), is incorporated under the laws of the State of Delaware in July 2003. The Company is engaged, through its wholly-owned subsidiary, Marketing Worldwide LLC ("MWWLLC"), in the design, import and distribution of automotive accessories for motor vehicles in the automotive aftermarket industry and provides design services for large automobile manufacturers.

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

                    Common stock issued                         $180,000

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

                       Fair value of 1,000,000 options to
                       purchase the Company's common stock           $749,600

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired was based on management's best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

ACQUISITIONS (CONTINUED)
------------------------

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

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

In December 2007, the FASB issued SFAS No. 160, "NON-CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

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

The remaining identifiable intangible assets acquired and their carrying value at March 31, 2008 is:

                   Gross                                        Weighted average
                 carrying    Accumulated              Residual    Amortization
                  amount    Amortization      Net      Value     Period (Years)
                  ------    ------------      ---      -----     --------------
Customer lists   $150,000      $25,000      $125,000    $-0-           5.0

Total amortization charged to operations for the three and six month period ended March 31, 2008 was $7,500 and $15,000, respectively. The estimated amortization expense as of March 31, 2008 is as follows:

                    2008                                    $30,000
                    2009                                     30,000
                    2010                                     30,000
                    2011                                     30,000
                    2012                                      5,000
                    2013 and after                                -
                                                           --------
                      Total                                $125,000
                                                           ========

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

NOTE C - BANK LINE OF CREDIT

The Company renewed its credit facility for a maximum borrowing limit of $1,500,000 with Key Bank on February 1, 2008, which will expire on February 1, 2009. The line of credit is set up with an annual renewal provision. Interests on advances are charged at a rate of .25 percentage points under the Key Bank's announced Prime Rate. Borrowings under the agreement are collateralized by substantially all the Company's assets.


NOTE D - NOTES PAYABLE

As of March 31, 2008, notes payable consists of the following:

    Guarantee for the JCMD Mortgage loan payable in monthly principal installments plus interest thereon at Bank's prime lending rate plus 0.25%
    per annum. Note secured by first deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally
    guaranty the loan.                                                            $   713,836

    Guarantee for the JCMD Mortgage loan payable in 240 monthly principal installments plus interest thereon at the Banks prime lending rate plus .25%
    per annum. The loan is secured by a second deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally
    guaranty the loan.                                                                583,660

    Mortgage  loan for the Colortek  facility  payable in monthly  principal installments  of $5,633 with a fixed  interest  rate of 5.98% per annum.
    Note based on a 20 year  amortization  with a final  balloon  payment at maturity  on July 8, 2008.  Note is secured by first  priority  security interest in the business property of Colortek, Inc, the Company's
    wholly owned subsidiary                                                           678,096

    Note payable in monthly payments of $1,857.54 per month including
    interest at 7.25% per annum, unsecured                                             50,070
                                                                                  -----------
                                                                                    2,025,662
    Less: current portion                                                             738,298
                                                                                  -----------
      Long term portion                                                           $ 1,287,364
                                                                                  -----------

NOTE E   CAPITAL LEASE OBLIGATIONS

Automobile and equipment includes the following amounts for capitalized leases at March 31, 2008:

      Automobile and equipment                                 $  313,381
      Less: Accumulated depreciation and amortization             150,803
                                                               -----------
        Net book value                                         $  162,578

Future minimum lease payments required under the capital leases are as follows:

      Total minimum lease payments                             $  107,480
      Less: amount representing interest                            8,121
                                                               -----------
        Subtotal                                                   99,359

      Less current portion                                         46,189
                                                               -----------
      Long term portion                                        $   53,170
                                                               ===========

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)


NOTE F - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of December 31, 2007, the Company has issued and outstanding 3,500,000 shares of Series A preferred stock and 15,763,080 shares of common stock.

On March 4, 2008, the Company issued 303,678 shares of Common Stock for no additional consideration representing dividend payments (which the Company elected to pay in Common Stock as opposed to cash) on the Series A Convertible Preferred Stock for the three quarters ended June 30, 2007, September 30, 2007 and December 31, 2007. As of March 31, 2008,the Company has issued and outstanding 3,500,000 shares of Series A Preferred stock and 16,066,758 shares of common stock.

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

LIQUIDATION RIGHTS. The Series A Preferred Stock shall, with respect to distributions of assets and rights upon the occurrence of a Liquidation rank (i) senior to all classes of common stock of the Company and (ii) senior to each other class of Capital Stock of the Company hereafter created with does not expressly rank pari passu or senior to the Series A Preferred Stock. Holders of the Series A Preferred Stock is entitled, in the event of liquidation or winding up of the Company's affairs, a liquidation payment of $1.00 per share plus any accrued and unpaid dividends before any distribution to any common or other junior classes of stock

VOTING RIGHTS. The holders of Series A Preferred Stock shall have no voting rights with the exception relating to increasing the number of outstanding shares of Series A Preferred or modifying the rights of the Series A Preferred Stock

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

NOTE F - CAPITAL STOCK (CONTINUED)

SERIES A PREFERRED STOCK (CONTINUED)
------------------------------------

REGISTRATION RIGHTS. The Company is required to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Series A Preferred Stock and the warrants (see below) within 30 days. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 150 days after its filing. If the Registration Statement is not filed and declared effective as described above, the Company will be required to pay liquidated damages to the holders of the Series A Preferred Stock, in an amount equal to 2% of the initial investment. The registration statement for all the shares of its common stock underlying the Series A Preferred Stock and all attached warrants was declared effective by the SEC on July 20, 2007.

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

NOTE G - STOCK OPTIONS AND WARRANTS

EMPLOYEE STOCK OPTIONS
----------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of March 31, 2008:

                                Options Outstanding                      Options Exercisable
                                -------------------    Weighted          -------------------
                                 Weighted Average       Average       Weighted
                    Number     Remaining Contractual   Exercise         Number         Average
Exercise Price   Outstanding       Life (Years)          Price       Exercisable    Exercise Price
--------------   -----------       ------------        --------      -----------    --------------
     $0.45         170,000             8.15              $0.45         170,000          $0.45

Transactions involving options issued to employees are summarized as follows:

                                                Weighted Average     Price per
                                                Number of Shares       Share
Outstanding at October 1, 2007                                 -            -
Granted                                                  170,000        $0.45
Exercised                                                      -            -
Canceled or expired                                            -            -
Outstanding, September  30, 2007                         170,000         0.45
Granted                                                        -            -
Exercised                                                      -            -
Canceled or expired                                            -            -
Outstanding, March 31, 2008                              170,000        $0.45
                                                         =======        =====

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)


NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

EMPLOYEE STOCK OPTIONS (CONTINUED)
----------------------------------

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

NON EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of March 31, 2008:

                                Options Outstanding                      Options Exercisable
                                -------------------                      -------------------
                                 Weighted Average       Weighted       Weighted
                    Number     Remaining Contractual    Average         Number         Average
Exercise Price   Outstanding   Exercise Life (Years)     Price       Exercisable    Exercise Price
--------------   -----------   ---------------------     -----       -----------    --------------
     $0.10        1,000,000            4.50              $0.10         1,000,000        $0.10
     $1.00          195,000            0.75              $1.00           195,000        $1.00
     $1.25          200,000            0.75              $1.25           200,000        $1.25
                    -------            ----              -----           -------        -----
                  1,395,000            3.44              $0.39         1,395,000        $0.39
                  =========            ====              =====         =========        =====

Transactions involving options issued to non-employees are summarized as follows:

                                                Weighted Average     Price per
                                                Number of Shares       Share
                                                ----------------       -----
Outstanding at October 1, 2007                          450,000        $1.11
Granted                                               1,000,000         0.10
Exercised                                              (55,000)       (1.00)
Canceled or expired                                           -            -
                                                              -            -
Outstanding, September  30, 2007                      1,395,000        $0.39
Granted                                                       -            -
Exercised                                                     -            -
Canceled or expired                                           -            -
                                                              -            -
                                                      ---------        -----
Outstanding, March 31, 2008                           1,395,000        $0.39
                                                      =========        =====

As described in Note A above, the Company issued 1,000,000 options to purchase common stock at $0.10 per share for five years to acquire MW Global Limited. The options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield: -0-%; volatility: 282.85%; risk-free rate: 4.23%

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $300,000. Aggregate intrinsic value represents the difference between the Company's closing price on the last trading day of the fiscal period, which was $0.90 as of March 30, 2007, and the exercise price multiplied by the number of options outstanding. As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $0.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)


NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of March 31, 2008:

                               Warrants Outstanding                      Warrants Exercisable
                               --------------------                      --------------------
                                 Weighted Average       Weighted       Weighted
                    Number     Remaining Contractual    Average         Number         Average
Exercise Price   Outstanding   Exercise Life (Years)     Price       Exercisable    Exercise Price
--------------   -----------   ---------------------     -----       -----------    --------------
     $0.01        2,500,000            4.07              $0.01        2,000,000         $0.01
     $0.50        2,000,000             .49              $0.50        2,000,000         $0.50
     $0.65          490,000            3.06              $0.65          490,000         $0.65
     $0.70        6,000,000            4.13              $0.70        5,500,000         $0.70
     $0.85        6,000,000            4.13              $0.85        5,500,000         $0.85
     $1.20        3,500,000            4.07              $1.20        3,500,000         $1.20
                  ---------            ----              -----        ---------         -----
                 20,490,000            3.73              $0.72       18,990,000         $0.72

Transactions involving warrants issued to non-employees are summarized as follows:

                                                Weighted Average     Price per
                                                Number of Shares       Share
Outstanding at October 1, 2006                       1,0000,000        $0.50
Granted                                              23,490,000         0.87
Exercised                                           (4,000,000)         0.50
Canceled or expired                                           -            -
Outstanding, September 30, 2007                      20,490,000         0.72
Granted                                                       -            -
Exercised                                                     -            -
Canceled or expired                                           -            -
                                                    -----------        -----
Outstanding, March 31, 2008                          20,490,000        $0.72
                                                    ===========        =====

In April 2007, in conjunction with the sale of the Series A Preferred stock, the Company granted 23,000,000 warrants to purchase the Company's common stock over the next five years. The various denominations are as follows:

                                                     Number of      Exercise
                                                     warrants        Price
                                                     --------        -----
Series A warrants                                    3,500,000      $0.70
Series B warrants                                    3,500,000       0.85
Series C warrants                                    3,500,000       1.20
Series D warrants                                    2,500,000       0.70
Series E warrants                                    2,500,000       0.85
Series F warrants                                    2,500,000       1.20
Series J warrants                                    5,000,000       0.70
                                                  -----------
Total                                              23,000,000

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)


NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS (CONTINUED)
--------------------

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

In September 2007, 4,000,000 (out of 5,000,000) series J warrants to purchase the Company's common stock was exercised at the re-priced exercise price of $0.50 per share. In addition, the Company re-priced the exercise price of 2,500,000 series F warrants from $1.20 per share to $0.01 per share. The estimated change in fair value, using the Black Scholes Option Pricing Model, was charged to operations in the year ended September 30, 2007. The assumptions in determining the fair value of the re-pricing of the warrants were as follows:
Dividend yield: $-0-; Volatility: 280.06%; Risk Free Rate: 4.22%.

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

Included in the Company's consolidated balance sheet at March 31, 2008 are the following net assets of JCMD:

   ASSETS (JCMD)
   Cash and cash equivalents                                         $  227,949
   Accounts receivable, prepaid expenses and other
     current assets                                                      19,400
                                                                     ----------
     Total current assets                                               247,349

   Property Plant and equipment, net of accumulated
     depreciation of $87,521                                          1,289,824
                                                                     ----------

   Total assets                                                       1,537,173
                                                                     ----------

   LIABILITIES:
   Current portion of long term debt                                     40,908
   Accounts payable and accrued liabilities                                  --
                                                                     ----------
     Total current liabilities                                           40,908

   Long term debt                                                     1,256,587
                                                                     ----------

   Net assets:                                                       $  239,678
                                                                     ==========

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)


NOTE H - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (CONTINUED)

Consolidated results of operations for the six months ended March 31, 2008 include the following:

   Revenues - Real Estate/other                                       $91,448

   Costs and expenses - real estate:
   Operating expenses                                                   6,928
   Depreciation                                                        16,000
   Interest, net                                                       37,718
                                                                      -------
     Total costs and expenses                                          60,646

   Operating income-Real estate                                       $30,802
                                                                      -------

In the three months ended March 31, 2008, JCMC Properties LLC dispersed $31,893 to the principals as an equity distribution.

NOTE I - SEGMENT INFORMATION

The Company has one reportable business segment which is operated in two geographic locations.

Those geographic segments are:

* United States * Germany

Information for the six months ended March 31, 2008 concerning principal geographic areas is presented below according to the area where the activity is taking place.

                                              March 31,            March 31,
                                                2008                 2007
                                          ----------------    ----------------
REVENUES:
United States                             $     3,965,782     $     4,402,949
Germany                                         1,060,621                   -
Total revenue                                   5,026,403           4,402,949

GROSS PROFIT
United States                                   1,387,493           1,319,793
Germany                                           328,423                   -
Total gross profit                              1,715,916           1,319,793

OPERATING INCOME (LOSS):
United States                                    (222,369)            170,782
Germany                                          (104,783)                  -
Total operating (loss)                           (327,152)            170,782

ASSETS
         United States                          8,433,579           5,553,387
         Germany                                  890,891                   -
         Total asset                            9,324,470           5,553,387

         CAPITAL EXPENDITURES
         United States                            295,344              11,846
         Germany                                  203,222                   -
         Total capital expenditures               498,566              11,846

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

MWW is a full service design, engineering and manufacturing firm of original equipment manufacturer ("OEM") components in the automotive accessory market. MWW provides a number of large foreign and domestic automobile manufacturers' and independently owned vehicle processing and distribution centers in the US, Canada and Europe with MWW's components directly at their respective locations. At the instruction of MWW, the vehicle processing centers' technical teams install MWW's accessory products on new automobiles, as soon as these new vehicles arrive from foreign or domestic automobile manufacturers at their centers. From the vehicle processing or distribution centers the accessorized automobiles are then delivered into the domestic car dealer distribution systems throughout the Continental US, Canada and Europe. MWW's relationship is solely with the vehicle processing and/or distribution centers, which also pay for MWW's products.

Since its inception, the continuously increasing demand for the company's products and services has prompted an ongoing expansion of MWW's infrastructure and staff and warranted the diversification and expansion of its activities into the design and engineering of its products in the US and Europe. The company has also continued to increase vertical integration in manufacturing, in order to address newly arising market opportunities. Drawing from the experience of its principals, consultants and management team, strategically utilizing longstanding relationships in the industry, the company has steadily expanded its design services, product range, client and employees/contractor base and is currently aggressively pursuing the expansion of its client roster, in addition to its existing major clients such as South East Toyota, Gulf States Toyota and Toyota Canada. In its effort for more vertical integration, the Company has acquired Colortek, a "Class A" painting facility in Baroda, Michigan, Modelworxx GmbH in Munich Germany and has commenced operation with a new "Class A" painting facility in Elkhart, Indiana.

The Company has established initial relationships with several new major foreign and domestic automobile manufacturers, has recently begun delivering accessory programs to KIA Motors America and has received additional Request for Quotes from Toyota's Scion Group, KIA Motors America, MOBIS (KIA and Hyundai Worldwide) and Nissan. MWW has been delivering product directly to the Toyota Motor Manufacturing Corporation assembly plant in Canada for nearly twenty six (26) months and has been awarded new programs to be delivered to Toyota Canada International. Through our wholly owned subsidiary Modelworxx in Germany we have begun to manufacture and deliver products to Toyota Europe and are currently in the process to expand our design and logistics services in Germany. We have expanded the number of products designed in Germany for sale to other European automobile manufacturers and our large customers in the US. Through Modelworxx, we will also provide our US produced products for sale to European customers, currently supported by a very favorable Dollar exchange rate with the Euro. We are in various stages of seeking to provide our accessory programs to other major foreign and domestic automobile manufacturers such as Ford, GM, Nissan, Subaru and Hyundai in the US and several large manufacturers and distributors throughout Europe.

SEASONALITY. Historically, our operating results have fluctuated by quarter to quarter, with the greatest sales occurring in the quarters of the fiscal year with the largest number of automobile manufacturers new model releases. Revenues are generally being recognized at the time of product shipment. It is in these quarters of new model releases that demand for our products is typically the highest. As we expand our business globally, we expect to better able to mitigate these impacts.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the Six months ended March 31, 2008, we used $1,495,400 of cash flow in operations primarily from our net loss of $599,247; offset by non cash depreciation and amortization charges of $274,603, minority interest of $30,802 and net changes in our operating assets and liabilities of $1,201,558.

INVESTING ACTIVITIES. During the six months ended March 31, 2008, we used $498,566 in cash flows in investing activities by acquiring additional equipment for our operations and $31,893 distributions by our variable interest entitiy.

FINANCING ACTIVITIES. During the six months ended March 31, 2008, net cash flow provided by financing activities amounted to $1,324,322. The net cash flow was generated by the exercising of $2,000,000 in warrants offset by our pay down of our line of credit and notes and leases payable by $600,000 and $75,678, respectively.

MWW currently has a $1,500,000 line of credit, which expires February 1, 2009 and is used to fund seasonal working capital requirements and other financing needs. MWW pledged all of its inventory, equipment, accounts, and chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan. The Loan with Key Bank N.A. is a standard asset based loan agreement. The Loan requires MWW to attain a ratio of Total Debt to Tangible Net Worth of less than
3.50 to 1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12-month period. Interest on advances is charged at a rate of .25 percentage points under the Key Bank's announced Prime Rate. Borrowings under the agreement are collateralized by substantially all the Company's assets. The current outstanding balance on the line of credit with Key Bank is approximately $400,000. MWW is in compliance with the terms and conditions of its agreement with Key Bank N.A. MWW does not have restrictive covenants on any other indebtedness and believes that is has satisfactory relationships with its creditors. Key Bank N.A. has waived certain covenants based on the changes in MWW's balance sheet based on the recent acquisitions.

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

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 TO THE THREE MONTHS ENDED MARCH 31, 2007.

SALES. Net sales during the second quarter 2008 (three months ending March 31, 2008) were $2,293,480, an increase of $51,689, or 2.3%, compared to $2,241,791 during the second quarter 2007. This increase was due to additional sales of our subsidiaries Modelworxx and Auto FX.

GROSS MARGINS. Gross margins for the second quarter 2008 increased to 37% from 30% in the same period of 2007 due to improvements in material cost and product/service mix and the improved utilization of our production and service facilities.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses increased by $314,979 to $936,783 in the second quarter of 2008, compared to $621,804 in the second quarter of 2007. The increase was attributable to the incorporation of the activities of our new subsidiaries, Colortek, Inc, Modelworxx GmbH and the new facility AutoFX. Overall, the Company's number of employees increased from 21 to 69 as compared to same period, last year.

OPERATING INCOME. Operating income decreased by $123,249 to a loss of $72,240 in the second quarter of 2008, compared to a net operating income of $51,009 in the second quarter of 2007. This decrease was due to primarily to startup costs for our AutoFX facility and additional cost at Modelworxx in Germany, including the set up for additional engineering and assembly facilities in the US and Germany.

FINANCING EXPENSE. For the three months ended March 31, 2008, our interest expense increased to $121,767 from $38,745, an increase of 214% over the same period prior year. The increase is primarily due to the Series A preferred stock financing we put in place in April 2007, which was paid in stock.

NET INCOME (LOSS) decreased by $226,418 to a loss of ($226,289) from a profit of $129. The majority of the decrease was associated with additional one-time start-up cost for the new AutoFX facility and Modelworxx including the set up

                                        Page 17
for additional engineering and assembly facilities in the US and Germany. A smaller portion of the decrease was due to lower sales at MWW due to delays in several customer program launches, and an increase in cost for professional consulting services representing a non-cash expense, higher selling general and administrative expenses, offset by improvements in Gross Margins.


INTERIM RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2008 TO THE SIX MONTHS ENDED MARCH 31, 2007.

SALES. Net sales during the six months ending March 31, 2008 were $5,026,403, an increase of $623,454, or 14%, compared to $4,402,949 during the six months ending March 31, 2007. This increase was due to additional sales of Modelworxx and Auto FX.

GROSS MARGINS. Gross margins for the six months ending March 31, 2008 increased to 34% from 29% in the same period of 2007 due to improvements in material cost and product/service mix and the better utilization of our production and service facilities.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses increased by $894,058 to $2,043,069 in the six months ending March 31, 2008, compared to $1,149,011 in the same period of 2007. The increase was attributable to the incorporation of the activities of our new subsidiaries, Colortek, Inc, Modelworxx GmbH and the new facility AutoFX. Overall, the Company's number of employees increased from 21 to 69 as compared to same period, last year.

OPERATING INCOME. Operating income decreased by $497,934 to a loss of ($327,152) in the six months ending March 31, 2008, compared to a net operating income of $170,782 in the six month ending March 31, 2007. This decrease was due to primarily to startup costs for our AutoFX facility and additional cost at Modelworxx in Germany, including the set up for additional engineering and assembly facilities in the US and Germany.

FINANCING EXPENSE. For the six months ended March 31, 2008, our interest expense increased to $242,478 from $95,245, an increase of 154% over the same period prior year. The increase is primarily due to the Series A preferred stock financing we put in place in April 2007.

NET INCOME (LOSS) decreased by $631,652 to a loss of ($599,247) from a profit of $32,405,

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At MARCH 31, 2008, the allowance for sales returns totaled $0.

Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At MARCH 31, 2008, there were no determined requirements for the allowance for doubtful accounts.

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


OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of MARCH 31, 2008, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) EXHIBIT(S) DESCRIPTION

                        Exhibits                                                                Page No.
                        --------                                                                --------

(3)(i) Certificate of Incorporation *
(3)(ii) Bylaws *
(4)(1) Form of Common Stock Certificate *
(4)(2) Common Stock Purchase Warrant with Wendover Investments Limited *
(4)(3) Stock Option Agreement with Richard O. Weed *
(5) Opinion on Legality *****
(10)(1) Consulting Agreement with Rainer Poertner ***
(10)(2) Fee Agreement with Weed & Co. LLP *
(10)(3) Purchase Agreement MWW and MWWLLC *
(10)(4) Amendment to Purchase Agreement between MWW and MWWLLC **
(10)(5) Employment Agreement with CEO Michael Winzkowski **
(10)(6) Employment Agreement with COO/CFO James Marvin **
(10)(7) Loan Agreement with Key Bank N.A. ***
(10)(8) Amendment to Consulting Agreement with Rainer Poertner ***
(10)(10) Real Property Lease Agreement for 11224 Lemen Road, Suite A ****
(10)(11) Real Property Lease Agreement for 11236 Lemen Road ****
(10)(12) Supplier and Warranty Agreement ****
(10)(13) Business Loan Agreement April 4, 2006 with KeyBank N.A. ******
(10)(14) Supplier and Warranty Agreement ****
(10)(15) Blanket Purchase Order, Non-Disclosure and Confidentiality Agreement ******
(10)(16) Lease Agreement and Amendment to Lease Agreement with JCMD Properties, LLC ******
(10)(17) Consulting Agreement with Rainer Poertner dated July 1, 2006 ******
(10)(18) Waiver of Cashless Exercise Provisions in Warrant by Wendover Investments Ltd. *******
(10)(19) Waiver of Cashless Exercise Provisions in Stock Option by Richard O. Weed *******
(10)(20) Extension of Employment Agreement with Michael Winzkowski dated October 15, 2006
(10)(21) Extension of Employment Agreement with James Marvin dated
(21) Subsidiaries of Registrant *
(31)(1) Certification of Chief Executive Officer pursuant to Section302 of the
Sarbanes-Oxley Act of 2002.
(31)(2) Certification of Chief Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
(32)(1) Certification of Chief Executive Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.
(32)(2) Certification of Chief Financial Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.

________________________
* Previously filed on February 11, 2005 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279.

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

                         MARKETING WORLDWIDE CORPORATION
                                  (Registrant)


 (Date): May 15, 2008    /S/ JAMES MARVIN
                         --------------------------------------------
                         James Marvin
                         Vice President Finance,
                         Chief Financial Officer
                         (Principal Financial and Accounting Officer)

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