Form 10-Q
period 2008-06-30
MARKETING WORLDWIDE CORP
filed 2008-08-14
CIK 1278363

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______ .


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

As of August 15, 2008, the Registrant had 16,066,758 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         MARKETING WORLDWIDE CORPORATION

                     Quarterly Report on Form 10-Q for the
                      Quarterly Period Ending June 30, 2008

                    TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets:                        1
                 June 30, 2008 (unaudited)

                 Condensed Consolidated Statements of Operations (unaudited): 2 Three and Nine Months June 30, 2008 and 2007

                 Condensed Consolidated Statements of Cash Flows (unaudited): 3 Three and Nine Months Ended June 30, 2008 and 2007

                 Notes to Condensed Consolidated Financial Statements          5
                 (unaudited): June 30, 2008

         Item 2. Management Discussion and Analysis                           19

         Item 3. Controls and Procedures                                      23

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            23

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  23

         Item 3. Defaults Upon Senior Securities                              23

         Item 4. Submission of Matters to a Vote of Security Holders          23

         Item 5. Other Information                                            23

         Item 6. Exhibits                                                     24


ITEM 1. FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three and nine months ended June 30, 2008 and 2007 have been prepared by Marketing
Worldwide Corporation, a Delaware corporation.


                                             MARKETING WORLDWIDE CORPORATION
                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     (unaudited)
                                                                                       June 30,      September 30,
                                                                                         2008            2007
                                                                                     -----------      -----------
ASSETS
Current assets:
Cash and cash equivalents                                                            $   941,045      $ 2,270,313
Accounts receivable, net                                                               1,394,620          692,071
Inventories                                                                            1,123,598          857,984
Deferred income taxes                                                                    188,271          188,271
Other current assets                                                                     189,722          183,999
                                                                                     -----------      -----------
  Total current assets                                                                 3,837,256        4,192,638

Property, plant and equipment, net                                                     3,624,510        3,321,827
Other assets:
Other intangible assets                                                                  117,500          140,000
Capitalized finance costs, net                                                           503,388          603,424
Other assets, net                                                                        210,511          199,283
                                                                                     -----------      -----------
Total assets                                                                         $ 8,293,166      $ 8,457,172
                                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Bank line of credits                                                                 $   400,000      $ 1,000,000
Notes payable and capital leases, current portion                                        773,679          820,218
Accounts payable                                                                         696,062          824,718
Warranty liability                                                                        37,260          122,905
Other current liabilities                                                                485,014          867,344
                                                                                     -----------      -----------
  Total current liabilities                                                            2,392,015        3,635,185

Long term debt:
Notes payable, long term                                                               1,265,058        1,309,806
Capital leases, long term                                                                 46,618           70,675
                                                                                     -----------      -----------

Total liabilities                                                                      3,703,690        5,015,666

Interest in non-controlling entity                                                       125,438          240,769

Series A convertible preferred stock, $0.001 par value; 3,500,000
shares issued and outstanding                                                          3,499,950        3,499,950

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 10,000,000 authorized Common stock,
$0.001 par value, 100,000,000 shares authorized;
16,066,758 and 15,763,080 shares
issued and outstanding as of June 30, 2008 and September 30, 2007, respectively          16,067           15,763

Additional paid in capital                                                             8,324,435        8,056,551
Subscription receivable                                                                       --       (2,000,000)
Accumulated Deficit                                                                   (7,429,548)      (6,371,527)
Accumulated other comprehensive income (loss)                                             53,133               --
                                                                                     -----------      -----------
  Total stockholders' equity (deficiency)                                                964,087         (299,213)
                                                                                     -----------      -----------
Total Liabilities and Stockholders' Equity (Deficiency)                              $ 8,293,166      $ 8,457,172
                                                                                     ===========      ===========


See the accompanying notes to the unaudited condensed consolidated financial statements




                                             MARKETING WORLDWIDE CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                    Three months ended June 30,            Nine months ended June 30,
                                                    ---------------------------            --------------------------
                                                      2008               2007                2008               2007
                                                      ----               ----                ----               ----
Revenue:
Sales, net                                        $  1,438,785       $  1,556,379       $  5,596,616       $  5,959,328

Services                                               440,562               --            1,309,134               --
                                                  ------------       ------------       ------------       ------------
Total revenue                                        1,879,347          1,556,379          6,905,750          5,959,328

Cost of sales:
Cost of goods sold                                     836,832          1,030,643          3,553,396          4,113,799
Cost of services provided                              363,245               --              957,168               --
                                                  ------------       ------------       ------------       ------------
Total cost of sales                                  1,200,077          1,030,643          4,510,564          4,113,799


Gross profit                                           679,270            525,736          2,395,186          1,845,529

Operating expenses:
Selling, general and administrative expenses         1,087,380          1,125,375          3,130,448          2,274,386
Impairment loss                                           --              955,897               --              955,897
                                                  ------------       ------------       ------------       ------------

Total operating expenses                             1,087,380          2,081,272          3,130,448          3,230,283
                                                  ------------       ------------       ------------       ------------

(Loss) from operations                                (408,110)        (1,555,536)          (735,262)        (1,384,754)


Financing expenses                                    (124,323)        (3,566,167)          (366,801)        (3,661,412)
Other income (expense), net                             69,332            (10,795)            66,015             (9,558)
                                                  ------------       ------------       ------------       ------------

(Loss) before provision for income taxes              (463,101)        (5,132,498)        (1,036,048)        (5,055,724)

Provision for income taxes (benefit)                       (88)              --               (4,590)            12,000
                                                  ------------       ------------       ------------       ------------

(Loss) before minority interest                       (463,013)        (5,132,498)        (1,031,458)        (5,067,724)

(Loss) Income from minority interest                     4,239             (6,542)           (26,563)           (17,321)
                                                  ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                 $   (458,774)      $ (5,139,040)      $ (1,058,021)      $ (5,085,045)
                                                  ============       ============       ============       ============

(Loss) per share, basic                           $      (0.03)      $      (0.45)      $      (0.07)      $      (0.45)
                                                  ============       ============       ============       ============

(Loss) per share, fully diluted                   $      (0.03)      $      (0.45)      $      (0.07)      $      (0.45)
                                                  ============       ============       ============       ============
Weighted average common stock outstanding
    Basic                                           16,066,758         11,363,097         15,907,161         11,358,328
                                                  ============       ============       ============       ============
    Fully Diluted                                   16,066,758         11,363,097         15,907,161         11,358,328
                                                  ============       ============       ============       ============
Comprehensive (loss):
Net Loss                                          $   (458,773)      $ (5,139,040)      $ (1,058,021)      $ (5,085,045)
Foreign currency translation gain                       21,999               --               53,133               --
                                                  ------------       ------------       ------------       ------------

Comprehensive (loss)                              $   (436,774)      $ (5,139,040)      $ (1,004,888)      $ (5,085,045)
                                                  ============       ============       ============       ============


See the accompanying notes to the unaudited condensed consolidated financial statements




                                             MARKETING WORLDWIDE CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                      Nine months ended June 30,
                                                                                      --------------------------
                                                                                        2008              2007
                                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                          $(1,058,021)      $(5,085,045)
Adjustments to reconcile net (loss) to cash (used in)  operations:
Depreciation and amortization                                                           280,947           416,747
Common stock issued for services                                                                           66,234
Change in fair value of extended expiry terms                                            58,188              --
Fair value of warrants issued in connection with preferred stock                           --           3,500,000
Amortization of deferred financing costs                                                100,036            24,646
Impairment loss                                                                                           955,897
Minority interest                                                                        26,563            17,321
(Increase) decrease in:
Accounts receivable                                                                    (702,550)          851,854
Inventory                                                                              (265,614)          320,084
Other current assets                                                                     (5,723)           29,517
Other assets                                                                            (11,228)           (3,160)
Increase (decrease) in:
Accounts payable                                                                       (128,156)       (1,296,899)
Other current liabilities                                                              (257,975)          (87,997)
                                                                                    -----------       -----------
Net cash (used in) operating activities:                                             (1,963,533)         (290,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                     (561,130)         (248,169)
Cash from acquisition of Colortek, Inc                                                     --              10,068
Distribution by non controlling entity                                                 (141,894)             --
                                                                                    -----------       -----------
Net cash (used in) investing activities:                                               (703,024)         (238,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription                                               2,000,000              --
Repayments of lines of credit                                                          (600,000)         (558,613)
Proceeds from Series A preferred stock                                                     --           3,222,450
Repayments of notes payable and capital leases                                         (115,344)          (41,187)
                                                                                    -----------       -----------
Net cash provided by financing activities                                             1,284,656         2,622,650

Effect of currency rate change on cash:                                                  53,133              --

Net(decrease)increase in cash and cash equivalents                                   (1,328,768)        2,093,748
Cash and cash equivalents, beginning of period                                        2,270,313           343,689
                                                                                    -----------       -----------

Cash and cash equivalents, end of period                                            $   941,045       $ 2,437,437
                                                                                    ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest                                                  $   130,551       $   182,370
                                                                                    ===========       ===========
Cash paid during year for taxes                                                     $      --         $       911
                                                                                    ===========       ===========
NON-CASH TRANSACTIONS:
Common Stock issued for dividend payments (which the Company elected to pay in Common Stock as opposed to cash) on the Series
A Convertible Preferred Stock for the three quarters ended June
30, 2007, September 30, 2007 and December 31, 2007.                                 $   210,000
                                                                                    ===========
Common stock issued for services rendered                                           $      --         $    66,234
                                                                                    ===========       ===========
Common stock issued for acquisition of Colortek, Inc                                $      --         $   180,000
                                                                                    ===========       ===========
Warrants issued for financing services                                              $      --         $   383,915
                                                                                    ===========       ===========

See the accompanying notes to the unaudited condensed consolidated financial statements


                                                        Page 4

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month and nine month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended September 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


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

The acquisition of Modelworxx GmbH was accounted for using the purchase method in accordance with SFAS 141, "Business Combinations". The fair value of the options to purchase the Company's common stock issued as part of the acquisition was determined using the Black Scholes Option Pricing Model based on the following assumptions: expected dividend rate: -0-%, volatility: 280.06%; risk free rate: 4.23%.The results of operations for Modelworxx GmbH have been included in the Consolidated Statements of Income (Loss) since acquisition. The components of the purchase price were as follows:

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

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


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

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2 , "EFFECTIVE DATE OF FASB STATEMENT NO. 157" ("FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS, AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R)" ("SFAS No. 158"). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS" (" FSP 00-19 -2") which addresses accounting for registration payment arrangements. FSP 00-19 -2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP 00-19 -2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company did not have a material impact on its consolidated financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 " ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES " applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "FAIR VALUE MEASUREMENTS". The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "BUSINESS COMBINATIONS" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
-----------------------------------------

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" ("SOP 07-1"). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Audit Guide"). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities" (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity's rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company's fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB" issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT TO FASB STATEMENT NO. 133" ("SFAS No. 161"). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, "DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
-----------------------------------------

In May 2008, the FASB issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT) " ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability
(debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

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

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


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

NOTE D - NOTES PAYABLE

As of June 30, 2008, notes payable consists of the following:

         Guarantee for the JCMD Mortgage loan payable in monthly principal installments plus interest thereon at Bank's prime lending rate plus 0.25%
         per annum. Note secured by first deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally
         guaranty the loan.                                                            $   708,709

         Guarantee for the JCMD Mortgage loan payable in 240 monthly principal installments plus interest thereon at the Banks
         prime lending rate plus .25% per annum. The loan is secured by a second deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally
         guaranty the loan.                                                                 578,527

         Mortgage  loan for the Colortek  facility  payable in monthly  principal installments  of $5,633 with a fixed  interest  rate of 5.98% per annum.
         Note based on a 20 year  amortization  with a final  balloon  payment at maturity  on July 8, 2008.  Note is secured by first  priority  security interest in the business property of Colortek, Inc, the Company's
         wholly owned subsidiary                                                           673,692

         Note payable in monthly payments of $1,857.54 per month including
         interest at 7.25% per annum, unsecured                                             42,428
                                                                                       -----------
                                                                                         2,003,356

         Less: current portion                                                             738,298
                                                                                       -----------
           Long term portion                                                           $ 1,265,058
                                                                                       -----------


NOTE E CAPITAL LEASE OBLIGATIONS

Automobile and equipment includes the following amounts for capitalized leases at June 30, 2008:

                               Automobile and equipment                                 $  313,381
                               Less: Accumulated depreciation and amortization             166,181
                                                                                        -----------
                                 Net book value                                         $  147,200


Future minimum lease payments required under the capital leases are as follows:

                               Total minimum lease payments                             $  108,327
                               Less: amount representing interest                           26,328
                                                                                        -----------
                                 Subtotal                                                   81,999

                               Less current portion                                         35,381
                                                                                        -----------
                               Long term portion                                        $   46,618
                                                                                        ===========

The majority of the decrease was associated with the difference of the cost for the Series A preferred stock financing put in place in April 2007 and accounted for in the comparable period The majority of the decrease was associated with the difference of the cost for the Series A preferred stock financing put in place in April 2007 and accounted for in the comparable period.

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


NOTE F - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of December 31, 2007, the Company has issued and outstanding 3,500,000 shares of Series A preferred stock and 15,763,080 shares of common stock.

On March 4, 2008, the Company issued 303,678 shares of Common Stock for no additional consideration representing dividend payments (which the Company elected to pay in Common Stock as opposed to cash) on the Series A Convertible Preferred Stock for the three quarters ended June 30, 2007, September 30, 2007 and December 31, 2007. As of June 30, 2008, the Company has issued and outstanding 3,500,000 shares of Series A Preferred stock and 16,066,758 shares of common stock.

SERIES A PREFERRED STOCK
------------------------

On April 23, 2007, the Company filed a Certificate of Designation creating a $0.001 par value Series A Convertible Preferred stock for 3,500,000 shares.

PAYMENT OF DIVIDENDS. Commencing on the date of issuance of the Series A Preferred Stock, the holders of record of shares of Series A Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefore and as declared by the Board of Directors, dividends at the rate of nine percent (9%) of the stated Liquidation Preference Amount (see below) per share PER ANNUM, payable quarterly.

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

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


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

NOTE G - STOCK OPTIONS AND WARRANTS

EMPLOYEE STOCK OPTIONS
----------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of June 30, 2008:


                              Options Outstanding                       Options Exercisable
                              -------------------                       -------------------
                                Weighted Average       Weighted      Weighted
                  Number      Remaining Contractual    Average        Number         Average
   Exercise     Outstanding       Life (Years)         Exercise     Exercisable   Exercise Price
   ---------    -----------       ------------        ---------     -----------   --------------
     Price                                              Price
     -----                                              -----
     $0.26        490,000             5.01              $0.26            -            $0.26
     $0.45        170,000             7.90              $0.45         170,000         $0.45
               -------------- ---------------------- ------------- -------------- ---------------
                  660,000             5.75              $0.31         170,000         $0.45

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

EMPLOYEE STOCK OPTIONS (CONTINUED)
----------------------------------

Transactions involving options issued to employees are summarized as follows:

                                                Weighted Average     Price per
                                                Number of Shares       Share

Outstanding at October 1, 2007                                   -            -
Granted                                                    170,000        $0.45
Exercised                                                        -            -
Canceled or expired                                              -            -
Outstanding, September  30, 2007                           170,000         0.45
Granted                                                    490,000         0.26
Exercised                                                        -            -
Canceled or expired                                              -            -
Outstanding, June 30, 2008                                 660,000        $0.31
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

In May 2008 the Company granted 400,000 employee stock options vesting over one year. The options grant the employee the right to purchase the Company's common stock over the next 4 years at an exercise price of $0.26. The options were valued using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: -0-%; volatility: 221.26%; risk free interest rate:
3.85%. The determined fair value of the options of $101,213 will be recognized as a period expense ratably with vesting rights.

In May 2008 the Company granted 90,000 employee stock options vesting over next three years. The options grant the employee the right to purchase the Company's common stock over the next 10 years at an exercise price of $0.26. The options were valued using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: -0-%; volatility: 221.26%; risk free interest rate:
2.73%. The determined fair value of the options of $23,390 will be recognized as a period expense ratably with vesting rights.

NON EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of June 30, 2008:


                                              Options Outstanding                      Options Exercisable
                                              -------------------                      -------------------
                                               Weighted Average       Weighted       Weighted
                                  Number     Remaining Contractual    Average         Number         Average
              Exercise Price   Outstanding   Exercise Life (Years)     Price       Exercisable    Exercise Price
              --------------   -----------   ---------------------     -----       -----------    --------------
                   $0.10        1,000,000            4.25              $0.10         1,000,000        $0.10
                   $1.00          195,000            0.50              $1.00           195,000        $1.00
                   $1.25          200,000            0.50              $1.25           200,000        $1.25
                                  -------            ----              -----           -------        -----
                                1,395,000            3.19              $0.39         1,395,000        $0.39
                                =========            ====              =====         =========        =====

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

NON EMPLOYEE STOCK OPTIONS (CONTINUED)
--------------------------------------

Transactions involving options issued to non-employees are summarized as follows:

                                                 Weighted Average     Price per
                                                 Number of Shares       Share
                                                 ----------------       -----
         Outstanding at October 1, 2007                  450,000        $1.11
         Granted                                       1,000,000         0.10
         Exercised                                      (55,000)       (1.00)
         Canceled or expired                                   -            -
                                                               -            -
         Outstanding, September  30, 2007              1,395,000        $0.39
         Granted                                               -            -
         Exercised                                             -            -
         Canceled or expired                                   -            -
                                                               -            -
                                                       ---------        -----
         Outstanding, June 30, 2008                   1,395,000        $0.39
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

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of June 30, 2008:


                                             Warrants Outstanding                      Warrants Exercisable
                                             --------------------                      --------------------
                                               Weighted Average       Weighted       Weighted
                                  Number     Remaining Contractual    Average         Number         Average
              Exercise Price   Outstanding   Exercise Life (Years)     Price       Exercisable    Exercise Price
              --------------   -----------   ---------------------     -----       -----------    --------------
                   $0.01        2,500,000            3.82              $0.01        2,000,000         $0.01
                   $0.50        2,000,000             .27              $0.50        2,000,000         $0.50
                   $0.65          490,000            2.81              $0.65          490,000         $0.65
                   $0.70        6,000,000            3.98              $0.70        5,500,000         $0.70
                   $0.85        6,000,000            3.89              $0.85        5,500,000         $0.85
                   $1.20        3,500,000            3.82              $1.20        3,500,000         $1.20
                                ---------            ----              -----        ---------         -----
                               20,490,000            3.46              $0.72       18,990,000         $0.72


Transactions involving warrants issued to non-employees are summarized as follows:

                                                                          Weighted Average     Price per
                                                                          Number of Shares       Share

                          Outstanding at October 1, 2006                       1,0000,000        $0.50
                          Granted                                              23,490,000         0.87
                          Exercised                                           (4,000,000)         0.50
                          Canceled or expired                                           -            -
                          Outstanding, September 30, 2007                      20,490,000         0.72
                          Granted                                                       -            -
                          Exercised                                                     -            -
                          Canceled or expired                                           -            -
                                                                              -----------        -----
                          Outstanding, June 30, 2008                          20,490,000        $0.72
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

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


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

Included in the Company's consolidated balance sheet at June 30, 2008 are the following net assets of JCMD:

                                  ASSETS (JCMD)

         Cash and cash equivalents                                  $  111,451
         Accounts receivable, prepaid expenses and other
           current assets                                               19,400
                                                                    ----------
           Total current assets                                        130,851

         Property Plant and equipment, net of accumulated
           depreciation of $95,521                                   1,281,824
                                                                    ----------

         Total assets                                                1,412,675
                                                                    ----------

         LIABILITIES:

         Current portion of long term debt                              40,908
         Accounts payable and accrued liabilities                           --
                                                                    ----------
           Total current liabilities                                    40,908

         Long term debt                                              1,246,328
                                                                    ----------

         Net assets:                                                $  125,439
                                                                    ==========

                         MARKETING WORLDWIDE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


NOTE H - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (CONTINUED)

Consolidated results of operations for the nine months ended June 30, 2008 include the following:

          Revenues - Real Estate/other                               $117,872

          Costs and expenses - real estate:

          Operating expenses                                           13,813
          Depreciation                                                 24,000
          Interest, net                                                53,496
                                                                      -------
            Total costs and expenses                                   91,309

          Operating income-Real estate                                $26,563
                                                                      -------


In the three months ended June 30, 2008, JCMC Properties LLC dispersed $110,000 to the principals as an equity distribution.

NOTE I - SEGMENT INFORMATION

The Company has one reportable business segment which is operated in two geographic locations.

Those geographic segments are:

* United States * Germany

Information for the nine months ended June 30, 2008 concerning principal geographic areas is presented below according to the area where the activity is taking place.

                                        June 30,              June 30,
                                          2008                  2007
                                   -------------------  ---------------------
REVENUES:
United States                      $        5,389,534   $          5,959,328
Germany                                     1,516,216                      -
Total revenue                               6,905,750              5,959,328

GROSS PROFIT
United States                               1,985,237              1,845,359
Germany                                       409,949                      -
Total gross profit                          2,395,186              1,845,359

OPERATING LOSS:
United States                                (483,803)           (1,384,754)
Germany                                      (251,459)                     -
Total operating (loss)                       (735,262)           (1,384,754)

ASSETS

United States                               7,657,935              8,496,958
Germany                                       791,355                      -
Total asset                                 8,449,290              8,496,958

CAPITAL EXPENDITURES
United States                                 245,692                248,169
Germany                                       315,438                      -
Total capital expenditures                    561,130                248,169

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKINGSTATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENTINFORMATION AND ASSUMPTIONS. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO A NUMBER OF FACTORS, SUCH AS ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AUTOMOTIVE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT LIABILITY, AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the Nine months ended June 30, 2008, we used $1,963,533 of cash flow in operations primarily from our net loss of $1,058,021; offset by non cash depreciation and amortization charges of $380,983, change in fair value of warrants of $58,188, minority interest of $26,563 and net changes in our operating assets and liabilities of $(1,371,746).

INVESTING ACTIVITIES. During the Nine months ended June 30, 2008, we used $561,130 in cash flows in investing activities by acquiring additional equipment for our operations and $141,894 distributions by our variable interest entity.

FINANCING ACTIVITIES. During the nine months ended June 30, 2008, net cash flow provided by financing activities amounted to $1,284,656. The net cash flow was generated by the exercising of $2,000,000 in warrants offset by our pay down of our line of credit and notes and leases payable by $600,000 and $115,344, respectively.

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

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 TO THE THREE MONTHS ENDED JUNE 30, 2007.

SALES. Net sales during the third quarter 2008 (three months ending June 30, 2008) were $1,879,347 an increase of $322,968, or 20.7 %, compared to $1,556,379 during the third quarter 2007. This increase was due to additional sales of our subsidiaries Modelworxx and Auto FX.

GROSS MARGINS. Gross margins for the second quarter 2008 increased to 36.1 % from 33.7 % in the same period of 2007 due to improvements in material cost and product/service mix and the improved utilization of our production and service facilities.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses decreased by $37,995 to $1,087,380 in the third quarter of 2008, compared to $1,125,375 in the third quarter of 2007. The increase was attributable to the incorporation of the activities of our new subsidiaries, Colortek, Inc, Modelworxx GmbH and the new facility AutoFX. Overall, the Company's number of employees increased from 21 to 69 as compared to same period, last year.

OPERATING LOSS. Operating loss decreased by $ 1,147,426 to a loss of ($408,110) in the third quarter of 2008, compared to a net operating loss of ($1,555,536) in the third quarter of 2007. This decrease was due to primarily to more synergetic use of the combined resorces of the acquired subsidiaries in the US and Germany.

FINANCING EXPENSE. For the three months ended June 30, 2008, our financing expense decreased to $124,323 from $3,566,167, a decrease of 95.6 % over the same period prior year. The majority of the decrease was associated with the difference of the cost for the Series A preferred stock financing put in place in April 2007 and accounted for in the comparable period..

NET LOSS decreased by $ 4,680,266 to a loss of ($ 458,773) from a loss of ($5,139,040). The majority of the decrease was associated with the difference of the cost for the Series A preferred stock financing put in place in April 2007 and accounted for in the comparable period.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED JUNE 30, 2008 TO THE NINE MONTHS ENDED JUNE 30, 2007.

SALES. Net sales during the nine months ending June 30, 2008 were $6,905,750, an increase of $946,422, or 15.8%, compared to $5,959,328 during the nine months ending June 30, 2007. This increase was due to additional sales of Modelworxx and Auto FX.

GROSS MARGINS. Gross margins for the nine months ending June 30, 2008 increased to 34.6% from 30.9% in the same period of 2007 due to improvements in material cost and product/service mix and the better utilization of our production and service facilities.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses increased by $856,062 to $3,130,448 in the nine months ending June 30, 2008, compared to $2,274,386 in the same period of 2007. The increase was attributable to the incorporation of the activities of our new subsidiaries, Colortek, Inc, Modelworxx GmbH and the new facility AutoFX. Overall, the Company's number of employees increased from 21 to 69 as compared to same period, last year.

OPERATING LOSS. Operating loss decreased by $649,492 to a loss of ($735,262 ) in the nine months ending June 30, 2008, compared to a net operating loss of ( $1,384,754) in the nine month ending June 30, 2007. This improvement was due to improvements in material cost and product/service mix and the better utilization of our production and service facilities.

FINANCING EXPENSE. For the nine months ended June 30, 2008, our interest expense decreased to $366,801 from $3,661,412, a decrease of 89.9 % over the same period prior year. The majority of the decrease was associated with the difference of the cost for the Series A preferred stock financing put in place in April 2007 and accounted for in the comparable period.

NET INCOME (LOSS) increased by $ 4,019,676 to a loss of ($ 1,058,021) from a loss of ($5,085,045). The majority of the increase was associated with the difference of the cost for the Series A preferred stock financing put in place in April 2007 and accounted for in the comparable period and better utilization of the combined resources of the newly acquired subsidiaries.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At JUNE 30, 2008, the allowance for sales returns totaled $0.

Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At JUNE 30, 2008, there were no determined requirements for the allowance for doubtful accounts.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of JUNE 30, 2008, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

                                 MARKETING WORLDWIDE CORPORATION
                                           (Registrant)

         (Date): August 14, 2008    /S/ JAMES MARVIN
                                 --------------------------------------------
                                 James Marvin
                                 Vice President Finance,
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

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