Form 10-K
period 2008-09-30
MARKETING WORLDWIDE CORP
filed 2009-01-13
CIK 1278363

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2008

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period _______ to ________

                        COMMISSION FILE NUMBER 000-50586

                         MARKETING WORLDWIDE CORPORATION
                 (Name of small business issuer in its charter)

          Delaware                                       68-0566295
------------------------------              ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

                   2212 Grand Commerce Drive, Howell, MI 48855
               (Address of principal executive offices) (Zip Code)
                   (Issuer's telephone number) (517) 540-0045

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          $.001 PAR VALUE COMMON STOCK
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]. No [X].

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

                Large accelerated filer [ ] Accelerated filer [ ]
             Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock quoted on the OTC Bulletin Board as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $xxxxxx. Shares of the Registrant's common stock held by each executive officer and director and by each entity or person that, to the Registrant's knowledge, owned 5% or more of the Registrant's outstanding common stock as of March 31, 2008 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At December 31, 2008, there were 16,545,091 shares of $.001 par value commonstock issued and outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I
       ITEM 1. BUSINESS                                                        1
       ITEM 1A. RISK FACTORS                                                   8
       ITEM 1B. UNRESOLVED STAFF COMMENTS                                     12
       ITEM 2. PROPERTIES                                                     13
       ITEM 3. LEGAL PROCEEDINGS                                              13
       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            13

PART II
       ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
               ISSUER PURCHASES OF EQUITY SECURITIES                          14
       ITEM 6. SELECTED FINANCIAL DATA                                        15
       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                      15
       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    22
       ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    22
       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                                       23
       ITEM 9A. CONTROLS AND PROCEDURES                                       23
       ITEM 9A(T). CONTROLS AND PROCEDURES                                    23
       ITEM 9B. OTHER INFORMATION                                             24

PART III
       ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE        25
       ITEM 11. EXECUTIVE COMPENSATION.                                       26
       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS                    27
       ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                DIRECTOR INDEPENDENCE                                         29
       ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.                       30

PART IV
       ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                    30

                                     PART I

FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements using terminology such as "can", "may", "believe", "designated to", "will", "expect", "plan", "anticipate", "estimate", "potential" or "continue", or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

       o  discuss our future expectations;
       o contain projections of our future results of operations or of our financial condition; and
       o  state other "forward-looking" information.

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this report. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

ITEM 1.BUSINESS

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

On May 24, 2007, MWW acquired 100% of Colortek, Inc., a Michigan corporation, under a Stock Purchase Agreement with the owners. Accordingly, Colortek, Inc. became a wholly owned subsidiary as of May 24, 2007. On September 28, 2007, MWW acquired MW Global Limited which owns 100% of Modelworxx GmbH, an entity formed under the laws of the Federal Republic of Germany. Accordingly, MW Global Limited which owns 100% of Modelworxx GmbH became a wholly owned subsidiary as of September 28, 2007. On March 31, 2008 MW Global Limited was eliminated and Modelworxx GmbH is now a wholly owned subsidiary of Marketing Worldwide Corp.

BUSINESS OF ISSUER

MWW operates in a niche of the supply chain for new passenger motor vehicles in the United States, Canada and Europe. MWW is a designer and manufacturer of accessories for the customization of cars, sport utility vehicles and light trucks. MWW provides design services and delivers its products to large global automobile manufacturers and it's Vehicle Processing Centers in the US, Canada, Mexico and Europe.

MWW's principal products and services consist of design services and accessory programs for the transportation industry. An accessory program refers to the complete package of goods and services related to a single accessory for a particular type of automobile. In 1999, our first accessory program started with an agreement to design, manufacture, and deliver rear deck spoilers for the Toyota Camry to South East Toyota Distributors.

During the last 12 months, our accessory programs consisted of the following.

SOUTH EAST TOYOTA DISTRIBUTORS
------------------------------

KIT-SPOILER AVALON '05
KIT-SPOILER CAMRY
KIT-SPOILER COROLLA
KIT-SPOILER 4RUNNER
KIT-SPOILER SIENNA
KIT-SPOILER YARIS SEDAN

KIT COROLLA BODY SIDE MOLDING

KIT MATRIX BODY SIDE MOLDING

KIT SPOILER YARIS HB
KIT-SEAT HEATER
KIT-EXHAUST SYSTEM TUNDRA
KIT-EXHAUST SYSTEM SEQUOIA
KIT-EXHAUST SYSTEM SCION TC
KIT-EXHAUST SYSTEM TACOMA
KIT-EXHAUST SYSTEM FJ


GULF STATES TOYOTA
------------------
KIT-SPOILER CAMRY
KIT-SPOILER COROLLA
KIT-SPOILER 4RUNNER
KIT-SPOILER ASY MATRIX
KIT-EXH SYS DUAL TACOMA
KIT-INTERIOR TRIM CAMRY
KIT COROLLA BODY SIDE MOLDING
KIT MATRIX BODY SIDE MOLDING


TOYOTA CANADA, INC.
-------------------
KIT-SPOILER CAMRY
KIT-SPOILER COROLLA
KIT-SPOILER 4RUNNER
KIT-SPOILER MATRIX

KIT - SEAT HEATER RAV4

KIT-SEAT HEATER HIGHLANDER

KIT-SPOILER SIENNA
KIT-SPOILER YARIS SEDAN
KIT-SPOILER YARIS HB
KIT-EXHAUST SYSTEM TUNDRA
KIT-EXHAUST SYSTEM RAV4
KIT-EXHAUST SYSTEM TACOMA
KIT-EXHAUST SYSTEM CAMRY
KIT-EXHAUST SYSTEM COROLLA
KIT-EXHAUST SYSTEM 4RUNNER
TIP-MATRIX EXHAUST SYSTEM


CONCEPT ONE
-----------
SPOILERS

WEBASTO
-------
KIT-SEAT HEATER


KIA USA
-------
DOOR SILL TRIM RIO
DOOR SILL TRIM SPECTRA


TOYOTA GERMANY
--------------
RAV4 RUNNING BOARD

FORD MOTOR COMPANY (SVE)
FORD FOCUS SPOILER 2-DOOR
FORD FOCUS SPOILER 4-DOOR

MWW, through its wholly owned subsidiary Modelworxx GmbH (MWX), provides design services to BMW in Germany from within the BMW design facility in Munich, Germany. These design services include the BMW, Rolls Royce and Mini brands. Further, Modelworxx GmbH also designs and manufactures accessories in a second MWX facility and delivers these accessories to Toyota Motor Germany and Toyota Motor Europe.

In future periods, MWW expects to extend its operations to other automobile brands and to acquire additional customers in the US, Europe and Asia. During the year ended September 30, 2008, Marketing Worldwide sold 23 accessory programs, primarily for installation on new Toyota automobiles, to its four major customers, South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc and BMW. These four customers accounted for 73.8% of revenues during fiscal 2008. The accessory programs that we market to large vehicle processing centers for installation on new automobiles are created by the MWW design teams in the US and Germany and manufactured through a process in the US and Germany that we manage and control. Notably, MWW does not have a direct contractual relationship with Toyota Motor Corporation or Ford Motor in the U.S. Instead, MWW's products and services are sold to the vehicle processing centers of those manufacturers in the US and Canada. MWW sells its products and services directly to Toyota Motor Manufacturing Company in Canada, in Europe to Toyota Germany and provides its design services directly to BMW in Germany.

In June of 2007 we acquired Colortek Inc., a "Class A" Original Equipment (OE) painting facility, headquartered in Baroda, Michigan. Colortek is a mid-sized "Class A" painting facility in the United States, qualified to provide "Class A" OE painting for a variety of automotive accessories. During the last four years, Colortek has painted automotive accessory programs for Toyota, Ford, Chrysler, Mitsubishi, Mazda, and Navistar and has worked with Tier 1 companies such a Magna/Decoma and Meridian. Currently produced programs include the Toyota Camry, Corolla, Matrix, Sienna, 4 Runner and RAV 4 and in the past have included all spoilers for the 2005-2007 Ford Focus Street Appearance II option package for the Ford Motor Company.

In September of 2007 we began establishing a new 26,000-square-foot Class A painting facility, "AutoFX", designed for customizing Recreational Vehicle (RV) conversions and the painting of oversized components for the transportation and communication industry. The facility is located in Elkhart, Indiana and provides, Class A, custom painting and graphics for RVs from large manufacturers such as Fleetwood, Forest River and Gulfstream. The facility is equipped with a 65-foot reverse flow cross draft paint booth for the painting of large Recreational Vehicle conversions covering any size RV up to a length of 45 feet, which is the largest RV allowed by law. It is operated under the same strict quality control procedures as MWW's main painting Class A facility, Colortek, in Baroda, Michigan. The facility has commenced with initial operations in November, 2007.

In September of 2007 we acquired Modelworxx GmbH, an automotive design and engineering firm located in Munich, Germany. Modelworxx has longstanding relationships with many European domestic and foreign automobile manufacturers, and has especially deep relationships with BMW, Mini and Rolls Royce. The transaction has been executed to expand MWW's design, engineering and marketing capabilities, broaden its product and customer base and widen access to the global and especially European automotive markets. Modelworxx is one of the few outside design firms permitted to have its teams located inside the BMW design facility in Munich and is involved in the design process of future BMW Group automobiles. In July of 2008, Modelworxx established a second design and engineering studio facility outside the BMW facility. Besides providing similar services as the company currently provides to BMW to other manufacturers, this studio is focusing on the design and engineering of automotive accessories for the European and North American markets. Initial product from this studio is currently being delivered to Toyota Germany and has also been requested by Toyota Motor Europe and other European manufacturers. New advanced products are already in the prototype stage and will be launched into the European and North American markets during 2009. Modelworxx is also executing all sales and marketing efforts for MWW's US designed and manufactured products in the European market and Russia.

PRINCIPAL PRODUCTS AND SERVICES

MWW's accessory programs are sold directly to vehicle processing centers located in North America and Europe. These vehicle processing centers receive a continuous stream of new vehicles from the foreign and domestic automobile manufacturers for accessorization and customization and subsequently, distribution into the domestic dealer distribution network.

The vehicle processing centers submit purchase orders to MWW and/or its wholly owned subsidiaries for the delivery of accessories programs for specific types of vehicles. An accessory program refers to the complete package of goods and services related to a single accessory for a particular type of vehicle.

MWW's business model empowers its customers to make the selection of various accessories (sold by MWW) later in the production cycle, thus improving time to market for their automobiles and faster reaction to the dynamically changing demand of its customers. The principal MWW products sold during the last two fiscal years include Automotive Body Components such as:

* Rear Deck Spoilers
* Running Boards
* Body Side Moldings
* Stainless Steel Exhaust Systems
* Side skirts or front ends
* Carbon Fiber Seat Heater Systems
* Lights and Fixtures

PRODUCTS IN DEVELOPMENT

During 2007, MWW developed a Lip Spoiler for the 2009 Toyota Corolla for delivery in 2008. The product can be installed either by the vehicle processing centers or the retail dealer. MWW expects that installation at the vehicle processing center and dealership level will increase the market penetration rates. A new Corolla Bridge Spoiler was developed parallel to the Corolla Lip Spoiler and was launched in Canada in March of 2008 with a scheduled run through 2013. Body Side Moldings were developed during early 2008 and the first program launched on the Corolla and Matrix vehicles in May of 2008 with additional programs to follow during 2009 and 2010.

In September of 2008 the new Yaris HB package was approved by Southeast Toyota and will include a spoiler, interior trim, lighted door sill and the new Bongiovi Acoustics sound system embedded in a special built JVC stereo system.

During the spring and summer of 2008 a full line of newly designed carbon fiber seat heater systems was developed and will launch in October 2008. This expands the product line to 5 configurations, expanding the spectrum of applications in different vehicles.

As part of our expansion into new product areas and large customers, we have completed the development of our first production fog light kit for the Toyota Scion accessory group. This product launched in March of 2008 with distribution through Warren Distribution for the Scion Accessory group of Toyota Motor Sales
(TMS).

MWW has developed and prototyped a new electrical product, applicable to any car model by any automobile manufacturer. The product has been fully developed and is currently in the final approval stages with several customers in the US and Europe. MWW hopes to ship first production units during the second quarter of 2009. MWW has applied for a patent with the US Patent office for this product and the patent is currently pending.

In addition to its internal development programs, MWW is in various stages of joint program developments on a number of new programs with several other suppliers. These development efforts were undertaken to expand our product offering and customer base, while reducing our development costs. The new product designs include accessories for Nissan and Toyota Motor Sales. These products are either currently being designed, prototyped or in various stages of tooling with expected launch dates in the first and second calendar of 2009.

In September 2008, Colortek signed a strategic alliance agreement with American Autocoat, a large Tier 1 supplier to the Domestic Big Three and has been quoting several new programs to US manufacturers. In August 2008 Colortek finalized an agreement to paint and package the 3-D Carbon Ford Motor vehicle program and is in the final stages of sampling additional vehicle programs.

Modelworxx developed a running board for installation on the Toyota Rav4 and a universal running board for installation on a wide range of different SUVs from different automobile manufacturers. Initial shipments of the Rav4 running board have been delivered to Toyota Germany and RFQs for the same board have been received from Toyota Europe. First negotiations for expansion into the Russian market have been concluded.

THE MARKET

The global automobile accessory market is highly fragmented and not dominated by a few large participants. Competitive pressures among vehicle manufacturers have evolved so that the manufacturers add options to their vehicles at the vehicle processing centers and not during the initial manufacturing process at the assembly line. These options packages are commonly referred to as "port installed" or "dealer installed" option packages. MWW accessory programs are a crucial part of the option packages installed at the vehicle processing centers. Accordingly, MWW receives its revenue directly from the vehicle processing centers and not from the automobile manufacturers or the automotive dealer.

The vehicle processing centers are typically owned either by the automobile manufacturers or independent third parties. These centers focus on purchasing and installing accessories (i.e. from MWW) and then distributing the accessorized automobiles into the retail dealership network.

The vehicle processing centers do not design and manufacture the option packages. Instead, the vehicle processing centers have well-trained employees who can install virtually any accessory for a particular vehicle they distribute. As such, any vehicle received by the vehicle processing centers in North America and Europe can be accessorized before it goes into the respective domestic retail dealer distribution network. MWW's accessory programs that are sold to the vehicle processing centers includes the individual components, parts, installation instructions and training, fixtures, templates, and warranty.

Vehicle manufacturers and the vehicle processing centers rely on MWW to propose, design, manufacture and deliver the accessory programs. The vehicle processing centers operate under quality control programs similar or equal to the manufacturer's on-line production facilities. Therefore, process stability, quality control issues and other related procedures are a crucial component of a successful relationship with the processing centers. The vehicle processing centers that will market particular vehicles into the dealer network are responsible for requesting, approving, and ultimately paying for the accessory programs. At present, MWW has no relationship with the individual retail dealer or the vehicle manufacturer, with the exception of Toyota Motor Manufacturing Company in Canada and BMW in Germany. Efforts are currently under way to establish similar relationships with the "Big Three" in the US.

MAJOR CUSTOMERS

MWW's major customers in the U.S. are the large independently owned Toyota Vehicle Processing Centers, South East Toyota Distributors, Inc.,Gulf States Toyota, Inc and Ford Motor Company. In Canada, MWW's major customer is Toyota Canada, Inc and Toyota Motor Manufacturing Corporation. In Europe, MWW's major customers are BMW, Toyota Germany and Toyota Europe. Other customers in the US include KIA Motors America, Warren Distribution (distributor for the Scion Accessory Group of TMS), 3-D Carbon and Webasto Roof Systems, a domestic and international manufacturer of original equipment and after market roof systems.

For the year ended September 2008, MWW was dependent upon four (4) customers for 73.8% of its revenue. South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada Inc., and BMW represented 23.9, 23.7, 13.9 and 12.3% of revenue, respectively. Moreover, 80.4% of our accounts receivable at September 30, 2008 were due from these four (4) customers. For the year ended September 30, 2007, MWW was dependent upon three customers for 91% of its revenue. South East Toyota Distributors, Inc., Gulf States Toyota, Inc., and Toyota Canada, Inc. represented 42, 34 and 15% of revenue, respectively. Moreover, 81% of our accounts receivable at September 30, 2007 were due from three customers.

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

SUPPLIERS

MWW has established relationships with a group of global suppliers that deliver quality materials for the production of add-on components to MWW. However, MWW largely depends upon three major suppliers, Pinnacle Plastics, AWA Aisin, and BORLA Performance. MWW believes there are numerous sources for the raw materials used in its products and a loss of any of these suppliers would not impact MWW's performance negatively. For the year ended September 30, 2008, MWW made 21.2% of its purchases from three suppliers and 42% of MWW's accounts payable were due to three suppliers. For the year ended September 30, 2007, MWW made 27.7% of its purchases from three suppliers and 42% of MWW's accounts payable were due to three suppliers.

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

HX BEST

HX Best is one of the original Chinese equipment manufacturers for carbon fiber seat heating systems, designing seat heater systems at MWW's direction for exclusive delivery to MWW.

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

COMPETITIVE ADVANTAGES

MWW believes that its competitive edge lies in its extensive global resources in design, engineering and sales. MWW focuses on the expansion of its internal capabilities and improved utilization of resources between its headquarters and its wholly owned subsidiaries and the careful cultivation of long-term relationships, in contrast to simply selling products to multiple anonymous customers. By making sure MWW customers will remain satisfied clients, MWW is not only stabilizing and growing its client roster and assuring revenue growth, but also simultaneously building and maintaining barriers of entry for competitors.

MWW spent many years cultivating the relationships that led to (i) the design work for BMW, Rolls Royce and Mini automobiles and (ii) the sale of accessory programs to the vehicle processing centers for Toyota, Hyundai and KIA vehicles. As part of the process, MWW built a strong commercial relationship with the automotive manufacturers that supply MWW with the advance data required to develop new products in a timely fashion for new Toyota, Hyundai and KIA vehicle models. With this information, MWW can prepare new programs for its customers and make those products available at the launch of new automobile models and have them correspond to the 3-5 year life cycles of each vehicle model. Moreover, if MWW can manage its supplier and customer relationships effectively, it is creating reasonable barriers of entry for competitors, which might make it more difficult to persuade MWW's customers to switch to their goods and services. MWW expects to establish similar relationships with additional foreign and domestic manufacturers in future periods. First meetings for entry into the burgeoning Russian markets have been successfully conducted. However, there can be no reasonable assurance that MWW will be able to maintain or expand its customer relationships.

PROPRIETARY RIGHTS

MWW primarily relies upon a combination of trade secret laws, nondisclosure agreements and purchase order forms to establish and protect proprietary rights in the design of its products and in the products. However, it may be possible for third parties to develop similar products independently, provided they have not violated any contractual agreements or intellectual property laws.

In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. MWW has applied for a patent for its APDM (Accessory Power Distribution Module) product, has filed copyright protection for some of its products and may continue to pursue additional copyrights and patent protection for selected products in the future.

COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that we will not incur such costs with our paint facilities in the future.

EMPLOYEES

MWW has fifty seven (57) full-time and five (5) part-time employees. During fiscal 2007, MWW had sixty nine (69) full time and three (3) part time employees. MWW considers full-time to be 32 or more hours per week. Management believes that the structure of its workforce allows MWW to scale its overhead according to the scope of its design, tooling, assembly and manufacturing requirements throughout the year. MWW plans to add employees in the future.


ITEM 1A.  RISK FACTORS

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

Our success is dependent on the creative, technical, financial, administrative, logistical, design, engineering, manufacturing and other contributions of the founders of Marketing Worldwide Corporation, Michael Winzkowski and James Marvin and the founders of our wholly owned subsidiaries Colortek and Modelworxx, Patrick Smiarowski and Gerold Haas, respectively. These individuals have established the relationships with our customers and suppliers and manage the day to day operations of the company. The loss of either person would cause a disruption in our operations that could cause a decline in the level of revenue and the operating margins reported by the company. In the short term, it would be difficult to duplicate the relationships, industry experience, and creativity of our founders. The loss of one or both might substantially reduce our revenues and our net income.

OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY GLOBAL ECONOMIC AND FINANCIAL MARKETS CONDITIONS.

Current global economic and financial markets conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. These conditions may also materially impact our customers, suppliers and other parties with which we do business. Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables.

Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Adverse economic and financial markets conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing the maximum amount of trade credit available to us. Changes of this type could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial market conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated January 13,2009, our independent auditors stated that our financial statements for the year ended September 30, 2008 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors' doubts are based on our incurring net losses and deficits in cash flows from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors' doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

OUR REVENUE DEPENDS ON A FEW KEY CUSTOMERS. THE LOSS OF A KEY CUSTOMER WOULD HAVE A NEGATIVE IMPACT ON OUR REVENUE AND RESULTS FROM OPERATIONS.

For the fiscal year ended September 30, 2008, our four largest customers represented 23.9% (South East Toyota), 23.7% (Gulf States Toyota), 13.9% (Toyota Canada Inc./Toyota Motor Manufacturing Canada, Inc.), and 12.3% (BMW) of our $8.3 million in net sales. For the fiscal year ended September 30, 2007, our three largest customers represented 42% (South East Toyota), 34% (Gulf States Toyota), and 15% (Toyota Canada Inc./Toyota Motor Manufacturing Canada, Inc.) of the 2007 $7.5 million in net sales. The loss of a key customer would have a material adverse effect on our operations.

WE DEPEND ON A FEW KEY SUPPLIERS TO OBTAIN EQUIPMENT AND COMPONENTS. ANY DISRUPTION IN OUR ABILITY TO OBTAIN ADEQUATE QUANTITIES AND MEET DELIVERY SCHEDULES CAUSED BY OUR RELIANCE ON A FEW KEY SUPPLIERS COULD HURT OUR BUSINESS.

For the fiscal year ended September 30, 2008, 23.1% of our purchases came from three suppliers, BORLA Performance, Activline, and Pinnacle Plastics. For the fiscal year ended September 30, 2007, 62% of our purchases came from three suppliers ASIN, BORLA Performance, and WET. The loss of a key supplier would result in delivery delays disrupt our revenue and net income and hurt our reputation. Vertical integration has reduced our dependency on outside suppliers.

OUR BUSINESS DEPENDS ON OUR DESIGNS, BUT WE HAVE NOT SOUGHT COPYRIGHT OR PATENT PROTECTION FOR ALL OUR PRODUCTS. IF OUR UNPROTECTED ACCESSORY PROGRAMS BECOME WIDELY AVAILABLE BECAUSE WE FAILED TO USE CERTAIN LEGAL MEANS TO PROTECT OUR DESIGNS, IT MAY HURT OUR BUSINESS.

Our success is dependent, in part, upon the designs for our principal products such as our rear deck spoilers, running boards, front grills, stainless steel exhaust systems, side skirts, front ends, carbon fiber seat heaters, and light systems and the intellectual property and trade secrets used during the manufacturing and assembly processes. We have not taken steps to obtain copyright or patent protection for all of our designs . Instead, we mostly rely on confidentiality agreements with our customers, employees, vendors and consultants to protect our proprietary technology. If our unprotected accessory programs become widely available because we did not adequately protect the designs, intellectual property and trade secrets, it may cause a material adverse change in our business, financial condition and results of operations.

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

The customer then makes delivery releases against those blanket purchase orders or short term agreements in frequent time intervals. However, none of our key customers have any binding obligations to us beyond payment of our most recent purchase order and adherence to the terms and conditions of the blanket purchase order or short term agreement. The lack of long-term written agreements that specify a fixed dollar amount of the total purchase amount for our accessory programs or services means that we cannot predict with any certainty that these customers will generate a specific level of revenue in any specific accounting period. Our blanket purchase orders or short term agreements with customers provide for a fixed per unit cost, but do not contain any fixed purchase commitments for a specific dollar amount, except in the short term agreements with BMW. A delivery release under the blanket purchase order does specify the dollar amount to be paid by our customer for that release. We record revenue when products are shipped, legal title has passed, and all our significant obligations have been satisfied. Similarly, AWA Aisin, BORLA Performance, and WET/NCC are all key suppliers, but none of them have any binding obligation to us except to adhere to the terms and conditions of the purchase order submitted by us and accepted by them, to furnish goods or services.

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

WE HAVE PLEDGED ALL OF OUR ASSETS TO ONE CREDITOR FOR A $800,000 LINE OF CREDIT. OUR BUSINESS COULD BE AFFECTED BY OUR RELATIONSHIP WITH THIS CREDITOR.

We entered into an asset based loan agreement with Key Bank N.A. to borrow up to $800,000 (the "Loan"). The Loan is due on February 1, 2009. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan. If we are unable to renew the Loan when it comes due or find other sources of capital, the lender could foreclose on all of our assets and force us out of business. This would have a material adverse effect on our financial condition and results from operations.

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

TWO STOCKHOLDERS WITH 36% OF THE COMMON STOCK ARE THE CONTROLLING OFFICERS AND DIRECTORS. THEREFORE, INVESTORS WILL HAVE LITTLE OR NO CONTROL OVER MANAGEMENT OR MATTERS THAT REQUIRE STOCKHOLDER APPROVAL.

Our Chief Executive Officer owns 24% and Chief Financial Officer owns 12% of the issued and outstanding common stock of the Company. These two stockholders with 36% of the common stock are the controlling officers and directors and because of the voting power held can effectively approve or block any corporate change of control. Moreover, because of the voting power, these two stockholders can effectively elect the board of directors and vote to amend the Company's certificate of incorporation. Investors should be aware that the voting power of these two stockholders can be exercised in a manner that delivers economic benefit of all stockholders or may be exercised in a manner that does not deliver the same economic benefit to all stockholders.

THERE IS A GRADUALLY EMERGING PUBLIC MARKET FOR MWW'S SECURITIES AND YOU MAY HAVE DIFFICULTIES TO LIQUIDATE YOUR INVESTMENT.

Trading of MWW stock (MWWC.OB) has commenced, with a closing ask price of $0.40 on December 24, 2008. If a market for MWW's common stock continues to develop slowly; the stock price may be volatile. No assurance can be given that any market for MWW's common stock will be maintained. The sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities Act Rules by members of management or others may have a substantial adverse impact on any such market.

WE ARE A GUARANTOR ON THE BUILDING MORTGAGE TO OUR LANDLORD WHO IS A RELATED PARTY WHICH CREATES A RISK THAT ANY CONFLICT BETWEEN THE LANDLORD AND GUARANTOR MAY BE RESOLVED IN A MANNER THAT IS INFLUENCED BY THE RELATED PARTY INTEREST AND NOT SOLELY IN THE BEST INTEREST OF THE STOCKHOLDERS.

JCMD Properties LLC is owned by our founders, directors, executive officers and controlling shareholders, Michael Winzkowski and James C. Marvin. The Lease Amendment provides that our rent obligations shall be equal to the amount necessary to amortize the debt, plus pay expenses related to the building that we lease from JCMD Properties LLC, a related party. Further, if JCMD Properties LLC defaults on its mortgage, we have unconditionally guaranteed to repay the loan. Our mortgage guarantees and long term lease agreement with JCMD Properties LLC makes it unlikely that we will be able to relocate our operations to any other location.

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

WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS THAT COULD HARM OUR REVENUES AND PROFITABILITY.

      We have operations in Europe. Certain risks are inherent in international operations, including:

      o difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

      o foreign customers may have longer payment cycles than customers in the United States;

      o tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

      o      currency fluctuations and devaluations;

As we continue to expand our business globally, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or our business, results of operations and financial condition as a whole.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS.

Our management has concluded that our internal control over financial reporting was not effective as of September 30, 2008, as a result of several material weaknesses in our internal control over financial reporting. Descriptions of the material weaknesses are included in Item 9A(T), "Control and Procedures", in this Form 10-K.

As a result of these material weaknesses, we performed additional work to obtain reasonable assurance regarding the reliability of our financial statements. However, the material weaknesses could result in a misstatement of substantially all accounts and disclosures, which would result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Errors in our financial statements could require a restatement or prevent us from timely filing our periodic reports with the Securities and Exchange Commission ("SEC"). Additionally, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information.

Our inability to remediate the material weaknesses or any additional material weaknesses that may be identified in the future could, among other things, cause us to fail to timely file our periodic reports with the SEC and require us to incur additional costs and divert management resources. Additionally, the effectiveness of our or any system of disclosure controls and procedures is subject to inherent limitations, and therefore we cannot be certain that our internal control over financial reporting or our disclosure controls and procedures will prevent or detect future errors or fraud in connection with our financial statements.

OUR FAILURE TO COMPLY WITH RESTRICTIVE COVENANTS UNDER OUR REVOLVING CREDIT FACILITIES AND OTHER DEBT INSTRUMENTS COULD TRIGGER PREPAYMENT OBLIGATIONS.

Our failure to comply with the restrictive covenants under our revolving credit facility and other debt instruments could result in an event of default, which, if nor cured or waived, could result in us being required to pay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2008 fiscal year and that remained unresolved.

ITEM 2. PROPERTIES

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

Under generally accepted accounting principles, specifically FASB FIN 46-R, MWW consolidates the assets, liabilities, and non-controlling interest of JCMD Properties LLC, a "Variable Interest Entity" at fair value. The following mortgage obligations of JCMD Properties LLC pertain to the real property occupied by MWW. As of September 30, 2008, the aggregate outstanding mortgage obligations were $1,276,652. The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC that are included in the combined financial statements are not the Company's.

The satellite/home offices for the support teams operating in different parts of the U.S. and Germany are located at the following addresses.

Our Florida office is located in Palm Harbor, Florida, United States. A second location is in Bluffton, South Carolina, United States. MWW does not record any lease expense for this office because this facility is made available to MWW by its employee who is reimbursed for out-of-pocket costs, such as telephone, facsimile and courier. A third office is located in Los Angeles, CA and is made available to MWW at no cost. The Florida and South Carolina office coordinate the relationship with South East Toyota Distributors, Inc., Gulf States Toyota, Inc. and explores expansion opportunities with Caribbean, European and South American customers.

Our subsidiary, Colortek, Inc. has a 46,000 square foot facility on 20 acres located in Baroda, Michigan. The facility is owned by MWW and is financed by Edgewater Bank. The mortgage is scheduled for a balloon payment in July of 2013. The Mortgage note balance at September 30, 2008 was $670,602 with a 180 month term and a fixed interest rate of 6.75%. The current obligation is $27,136 and the monthly payment is $5,962.

On August 1, 2007 MWW/Auto FX entered into a three year real property lease for use of a warehouse located in the city of Elkhart, Indiana. The lease for the Auto FX facility is $5,700.00 per month. The facility is a 21,000 square foot facility with a 2 acre parking storage lot.

The main office of Modelworxx is a 3,000 square foot leased facility in Munich, Germany, with a rent of $2,750 per month. Modelworxx has recently commenced business with a second 14,000 square foot facility, with a rent of $5,700 per month.

We believe that our current office space and facilities are sufficient to meet our present and near term expansion needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS.

The Company is sometimes subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. MWW currently is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

At December 31, 2008, there were 16,545,091 shares of common stock issued and outstanding. There are 2,495,000 shares of common stock that are subject to outstanding options and warrants to purchase common stock. On December 31, 2008 the closing ask price of our common stock was $0.30 per share.

The common stock of MWW commenced trading on the OTCBB on September 14, 2006. The table below sets forth the high and low bid information for each quarter for the year ended September 30, 2008. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Marketing Worldwide Corp

           High - Low

           Date                   High             Low
           ----                   ----             ---
           December 2007         $ 0.95          $ 0.40
           March 2008            $ 0.90          $ 0.27
           June 2008             $ 0.41          $ 0.19
           September 2008        $ 0.45          $ 0.12


At December 23, 2008, MWW had 44 common stockholders of record and the share price was $0.40. MWW has not declared any cash dividends on its common equity for the last two years. It is unlikely that MWW will pay dividends on its common equity in the future and is likely to retain earnings and issue additional common equity in the future.

In April 18, 2007, MWW's board of directors adopted the 2007 Stock and Stock Option Compensation Plan (the "2007 Plan") and reserved 1,500,000 shares of common stock for future issuance under the 2007 Plan. In May 2007, MWW granted 170,000 employee stock options vesting over the next three years. The options grant the employee the right to purchase the Company's common stock over the next 8 to 10 years at an exercise price of $0.45. The options were valued using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 112.99%; risk free interest rate: 4.50%. The determined fair value of the options of $41,440 will be recognized as a period expense ratably with vesting rights. In May 2008

MWW granted 490,000 employee stock options vesting over next one to three years. The options grant the employee the right to purchase the Company's common stock over the next 4 to 10 years at an exercise price of $0.26. The options were valued using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: -0-%; volatility: 221.26%; risk free interest rate:2.73% to 3.85%. The determined fair value of the options of $124,603 will be recognized as a period expense ratably with vesting rights.

                                  Equity Compensation Plan Information
--------------------------------------- --------------------- ---------------------- ------------------------
    Plan Category                       Number of securities     Weighted average      Number of securities
                                           to be issued upon     exercise price of    remaining available for
                                              exercise of       outstanding options,  future issuance under
                                         outstanding options,   warrants and rights   equity compensation
                                          warrants and rights    plans (excluding
                                                              securities reflected
                                                                  in column (a))
                                                (a)                     (b)                    (c)
--------------------------------------- --------------------- ---------------------- ------------------------
Equity compensation plans approved by             -                    -                      -
security holders
--------------------------------------- --------------------- ---------------------- ------------------------
Equity compensation plans not approved         1,500,000               $.45                1,330,000
by security holders
--------------------------------------- --------------------- ---------------------- ------------------------
      Total                                    1,500,000               $.45                1,330,000
--------------------------------------- --------------------- ---------------------- ------------------------

ITEM 6.  SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with our financial statements. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

GENERAL OVERVIEW

MWW operates in a niche of the supply chain for new passenger motor vehicles in the United States, Canada and Europe. MWW participates in the design of new automobiles and the building of show cars and is a designer and manufacturer of accessories for the customization of cars, sport utility vehicles and light trucks. MWW's revenues are derived through the sales of its products and services to large automotive companies. As a consequence, MWW is dependent upon the acceptance of its products in the first instance by the automotive industry. As a result of this dependence MWW's business is vulnerable to actions which impact the automotive industry in general, including but not limited to, current consumer interest rates, fuel costs, and new environmental regulations. Growth opportunities for the Company include expanding its geographical coverage and increasing its penetration of existing markets in the US, Canada and Europe through internal growth and expanding into new product markets, adding additional customers and acquiring companies in its core industry that supplement and compliment the currently existing capabilities, and at the same time supply access to additional markets and customers. Challenges currently facing the Company include managing its growth, controlling costs and completing the integration of the acquisitions it has executed during the last quarter of 2007. Escalating costs of audits, Sarbanes-Oxley compliance, health care and commercial insurance are also challenges for the Company at this time.

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

The consolidation of the VIE resulted in net income of $35,422 for the year ending September 30, 2008 and $25,799 for the year ended September 30, 2007. Since the consolidation of the VIE was performed as of January 1, 2005, there was no significant impact to the Consolidated Statements of Income and Consolidated Statements of Cash Flows. The construction loans have been converted into two mortgage loans. As of September 30, 2008, the balance of the JCMD Properties LLC mortgage loan with Key Bank National Association was $1,276,652. The mortgage note payable has been collateralized by the substantially all of the Company's assets.

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

Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of September 30, 2008 and 2007, we determined there was no reserve required against our account receivables.

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

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2008 TO THE YEAR ENDED SEPTEMBER 30, 2007

SALES

Net sales were $8,305,661 for the year ended September 30, 2008. Our sales increased by $851,608 or 11.4% from $7,454,053 for the year ended September 30, 2007. The limited increase is attributable to several factors within and also beyond our control. First, several customers delayed their orders beyond the close of our fiscal year because of changes in the launch dates for particular vehicles by the vehicle manufacturers and the general decline in automotive sales in the US. Second, several customers elected not to include our products on the vehicles sold through to the retail dealer network within the first few months of the new model releases, based on a short supply of smaller well selling cars. This decrease in sales was somewhat compensated by the additional sales generated through our wholly owned subsidiaries.

GROSS PROFIT

Management improved MWW's gross profit margin by 7.63% compared to the prior year. For the fiscal year ended September 30, 2008, MWW's gross profit was $2,661,594 (32%) compared to $ 2,219,689 (29.8%) for the fiscal year ended
September 30, 2007. The gross profit was higher due to the positive change in our product sales mix. MWW sold a greater percentage of its higher margin spoiler products in 2008 than in 2007. Further, our successful efforts to reduce manufacturing costs contributed to higher margins. MWW's gross profit margin is influenced by a number of factors and gross margin may fluctuate based on changes in the cost of supplies, product mix, currency exchange, and competition.

OPERATING EXPENSES

Operating expenses decreased during the year ended September 30, 2008. During 2008, total operating expenses were $4,818,937 compared to $5,166,246 in fiscal 2007.

Selling, general, and administrative expenses were $4,818,937 in 2008 compared to $3,581,694 during 2007. The increase in selling, general, and administrative costs of $1,237,243 is attributable to the expenses of the new wholly owned subsidiaries and the expansion into new product markets. While not a regular and recurring activity, the Company's management from time to time assesses its new acquisition opportunities in regard to making additional acquisitions in the future.

OTHER INCOME (EXPENSES)

Financial expenses were $492,878 in 2008 compared to $4,003,072 during 2007. $3,833,189 of our financial expenses in 2007 were related to the beneficial conversion feature of the 3,500,000 shares of Series A Convertible Preferred Stock that was sold to Vision Opportunity Master Fund, Ltd. A small portion relates to the increased interest rate on our borrowings. Other income (expense), net was $90,863 in 2008 compared to ($158,827) in 2007; a change of $249,690. Other income (expense) represents interest income $56,237 and other income of 34,625. While not a recurring activity, the Company's management from time to time assesses its foreign currency risks in connection with its agreements to acquire inventory and materials from its vendors and enters into contracts to hedge such risks. The Company currently has no foreign currency contracts.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had working capital of $1,416,190. We reported negative cash flow from operating activities of $2,325,619, negative cash flow from investing activities of $(487,267) and positive cash flow from financing of $1,630,416.

The negative cash flow from operating activities consists of $2,590,188 net loss, net with $382,470 depreciation and amortization expenses, $133,381 in amortization of deferred financing costs, $105,688 stock based compensation and fair value of re-pricing of warrants, $458,800 increase in accounts receivable, $249,494 increase in inventory, $32,149 decrease in other current liabilities, and $102,758 reduction of accounts payable. Additionally our other assets decreased by $245,293 and accounts payable increased by $102,758.

Negative cash flow from investing activities of $(487,267) occurred primarily from acquiring additional property and equipment of $487,267 and a distribution from our variable interest entity. We reported generating net cash of $2,525,000 from stock subscriptions net with a $600,000 reduction in our line of credit and $152,691 repayment of notes payable and capital leases.

On July 11, 2008, we entered an Exchange Agreement with holders of Series F Common Stock Purchase Warrants and Series J Common Stock Purchase Warrants. Under the Exchange Agreement, the Company issued 750,000 shares of Series B Convertible Preferred Stock for the cancellation of 3,500,000 Series A Common Stock Purchase Warrants, 3,500,000 Series B Common Stock Purchase Warrants, 3,500,000 Series C Common Stock Purchase Warrants, 2,500,000 Series D Common Stock Purchase Warrants, and 2,500,000 Series E Common Stock Purchase Warrants. In addition, holders exercised 1,000,000 Series J Warrants and 2,500,000 Series F Warrants for $525,000 in exchange for 442,308 shares of Series B Convertible Preferred Stock.

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

MWW has a $800,000 line of credit, which is used to fund seasonal working capital requirements and other financing needs. The loan is due on January 31, 2009. MWW pledged its entire inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the loan. The loan with Key Bank N.A. is a standard asset based loan agreement. The loan requires MWW to attain a ratio of Total Debt to Tangible

Net Worth of less than 3.50 to 1.00 tested at the end of each fiscal year and a ratio of Operating Cash Flow to Fixed Charges of not less than 1.50 to 1.00 tested at the end of each fiscal year for the preceding 12- month period. MWW believes that it has satisfactory relationships with its creditors but in the current conditions of the credit market there are no guaranties that the agreement will be extended at the due date. The Company is in compliance with all terms of the loan. As of September 30, 2008, the loan balance was $400,000.

MWW expects its regular capital expenditures to be approximately $160,000 for fiscal 2009. Further, MWW expects approximately $140,000 in additional capital expenditures during fiscal 2009 for Modelworxx GmbH. These anticipated expenditures are for continued investments in property, tooling, and equipment used in our business.

The independent auditors report on our September 30, 2008 financial statements included in this Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

The Company's existence is dependent upon management's ability to develop profitable operations. In addition, at September 30, 2008, the Company was in default on its line of credit agreement with its primary secured lender. Management is devoting substantially all of its efforts to developing new markets for its products in the United States and Europe and reducing costs of operations, but there can be no assurance that the Company's efforts will be successful. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company's management is actively pursuing additional equity financing through discussions with lenders, investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional debt or equity financing.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 " ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "FAIR VALUE Measurements". The adoption of SFAS No.159 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities" (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity's rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company's fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT TO FASB STATEMENT NO. 133" ("SFAS No. 161"). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.

Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, "DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS".

The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 will have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT) " ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability
(debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

INFLATION

The effect of inflation on the Company's revenue and operating results was not significant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

See pages F-1 through F-30 following:

                        MARKETING WORLDWIDE CORPORATION
                               SEPTEMBER 30, 2008

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

CONTENTS                                                                PAGE NO.
--------                                                                --------

Report of Independent Registered Certified Public Accounting Firm            F-2

Consolidated Balance Sheets at September 30, 2008 and 2007                   F-3

Consolidated Statements of Operations for the Years Ended
   September 30, 2008 and 2007                                               F-4

Consolidated Statement of Deficiency in Stockholder's Equity
   for the Two Years Ended September 30, 2008                                F-5

Consolidated Statements of Cash Flows for the Years Ended
   September 2008 and 2007                                                   F-7

Notes to the Consolidated Financial Statements                        F-8 ~ F-30

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Marketing Worldwide Corporation
Howell, Michigan

We have audited the accompanying consolidated balance sheets of Marketing Worldwide Corporation, and its wholly owned subsidiaries (the Company) as of September 30, 2008 and 2007 and the related consolidated statements of operations, deficiency in stockholders' equity and cash flows for each of the two years in the period ended September 30, 2008. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated balance sheets referred to above presents fairly, in all material respects, the financial position of Marketing Worldwide Corporation, as of September 30, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, is in default of certain covenants under its senior credit facility, and is dependent on securing additional equity and debt financing to support its business efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note L to the consolidated financial statements, the Company on January 1, 2005 adopted FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities."

                                             /s/ RBSM LLP
                                             ----------------------------
     New York, New York                      RBSM LLP
     January 13, 2008                       Certified Public Accountants

                                   MARKETING WORLDWIDE CORPORATION
                                     CONSOLIDATED BALANCE SHEETS

                                                                               September 30,
                                                                          2008              2007
                                                                       -----------      -----------
ASSETS
Current assets:
Cash and cash equivalents                                              $ 1,003,071      $ 2,270,313
Accounts receivable, net                                                 1,150,871          692,071
Inventories                                                              1,107,478          857,984
Deferred income taxes                                                      188,271          188,271
Other current assets                                                       102,577          183,999
                                                                       -----------      -----------
  Total current assets                                                   3,552,268        4,192,638

Property, plant and equipment, net                                       3,456,624        3,321,827

Other assets:
Other intangible assets                                                    110,000          140,000
Capitalized finance costs, net                                             470,043          603,424
Other assets, net                                                           71,412          199,283
                                                                       -----------      -----------

Total assets                                                           $ 7,660,347      $ 8,457,172
                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank line of credits                                                   $   400,000      $ 1,000,000
Notes payable and capital leases, current portion                          122,920          820,218
Accounts payable                                                           865,058          824,718
Warranty liability                                                         126,983          122,905
Other current liabilities                                                  621,117          867,344
                                                                       -----------      -----------
  Total current liabilities                                              2,136,078        3,635,185

Long term debt:
Notes payable, long term                                                 1,886,858        1,309,806
Capital leases, long term                                                   38,230           70,675
                                                                       -----------      -----------

Total liabilities                                                        4,061,166        5,015,666

Interest in non-controlling entity                                         134,298          240,769

Series A convertible preferred stock, $0.001 par value;
  3,500,000 shares issued and outstanding                                3,499,950        3,499,950

Stockholders' Deficiency
Series B convertible preferred stock, $0.001 par value,
  1,192,308 shares issued and outstanding as of September 30, 2008           1,192               --
Common stock, $0.001 par value, 100,000,000 shares authorized;
  16,545,091 and 15,763,080 shares issued and outstanding as of
  September 30, 2008 and 2007, respectively                                 16,545           15,763
Additional paid in capital                                               8,993,683        8,056,551
Subscription receivable                                                         --       (2,000,000)
Accumulated Deficit                                                     (8,961,715)      (6,371,527)
Accumulated other comprehensive income (loss)                              (84,772)              --
                                                                       -----------      -----------
  Total stockholders' equity deficiency                                    (35,067)        (299,213)
                                                                       -----------      -----------

Total Liabilities and Stockholders' Deficiency                         $ 7,660,347      $ 8,457,172
                                                                       ===========      ===========


See the accompanying notes to the consolidated financial statements



                         MARKETING WORLDWIDE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2008 AND 2007

                                                     2008               2007
                                                 ------------      ------------
Revenue:
Sales, net                                       $  6,629,579      $  7,454,053
Services                                            1,676,082                --
                                                 ------------      ------------
Total revenue                                       8,305,661         7,454,053

Cost of sales:
Cost of goods sold                                  4,198,919         5,234,364
Cost of services provided                           1,445,148                --
                                                 ------------      ------------
Total cost of sales                                 5,644,067         5,234,364

Gross profit                                        2,661,594         2,219,689

Operating expenses:
Selling, general and administrative expenses        4,818,937         3,581,694
Impairment loss                                            --         1,584,552
                                                 ------------      ------------

Total operating expenses                            4,818,937         5,166,246
                                                 ------------      ------------

Loss from operations                               (2,157,343)       (2,946,557)

Financing expenses                                   (492,878)       (4,003,072)
Other income (expense), net                            90,863          (158,827)
                                                 ------------      ------------

Loss before provision for income taxes             (2,559,358)       (7,108,456)

Provision for income taxes (benefit)                   (4,592)         (211,609)
                                                 ------------      ------------

Loss before non-controlling entity interest        (2,554,766)       (6,896,847)

Loss from non-controlling entity interest             (35,422)          (25,799)
                                                 ------------      ------------

NET LOSS                                         $ (2,590,188)     $ (6,922,646)
                                                 ============      ============

Loss per share, basic                            $      (0.16)     $      (0.46)
                                                 ============      ============

Loss per share, fully diluted                    $      (0.16)     $      (0.46)
                                                 ============      ============

Weighted average common stock outstanding
    Basic                                          16,017,852        15,004,183
                                                 ============      ============
    Fully Diluted                                  16,017,852        15,004,183
                                                 ============      ============

Comprehensive loss:
Net Loss                                         $ (2,590,188)     $ (6,922,646)
Foreign currency translation loss                     (84,772)               --
                                                 ------------      ------------

Comprehensive loss                               $ (2,674,960)     $ (6,922,646)
                                                 ============      ============


See the accompanying notes to the consolidated financial statements




                                           MARKETING WORLDWIDE CORPORATION
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                         TWO YEARS ENDED SEPTEMBER 30, 2008

                                                      Preferred Stock B              Common stock            Additional
                                                                                                               Paid in
                                                   Shares         Amount         Shares         Amount         Capital
                                                 -----------    -----------    -----------    -----------    -----------
Balance, October 1, 2006                                  --    $        --     11,228,280    $    11,228    $   988,837

Exercise of common stock options                          --             --         55,000                        54,945

Common stock issued for services rendered at
approximately $0.90 per share                             --             --         79,800             80         66,154

Warrants issued for services rendered                     --             --             --             --        383,915

Common stock issued in conjunction with
acquisition of Colortek, Inc.                             --             --        400,000            400        179,600

Beneficial conversion feature relating to the
issuance of Series A preferred stock                      --             --             --             --      3,500,000

Fair value of options issued in conjunction
with acquisition of Modelworxx                            --             --             --             --        749,600

4,000,000 warrants exercised for common stock
at $0.50 per share                                        --             --      4,000,000          4,000      1,996,000

Change in fair value of repriced warrants
previously issued                                         --             --             --             --        137,500

Net loss                                                  --             --             --             --             --
                                                 -----------    -----------    -----------    -----------    -----------

Balance, September 30, 2007                               --    $        --     15,763,080    $    15,763    $ 8,056,551


(continued below)


                                                                       Other        Retained
                                                   Subscription    Comprehensive    Earnings
                                                    Receivable     Income (loss)    (Deficit)         Total
                                                    -----------     -----------    -----------     -----------
Balance, October 1, 2006                            $        --     $        --    $   551,119     $ 1,551,184

Exercise of common stock options                             --              --             --          55,000

Common stock issued for services rendered at
approximately $0.90 per share                                --              --             --          66,234

Warrants issued for services rendered                        --              --             --         383,915

Common stock issued in conjunction with
acquisition of Colortek, Inc.                                --              --             --         180,000

Beneficial conversion feature relating to the
issuance of Series A preferred stock                         --              --             --       3,500,000

Fair value of options issued in conjunction
with acquisition of Modelworxx                               --              --             --         749,600

4,000,000 warrants exercised for common stock
at $0.50 per share                                   (2,000,000)             --             --              --

Change in fair value of repriced warrants
previously issued                                            --              --             --         137,500

Net loss                                                     --              --     (6,922,646)     (6,922,646)
                                                    -----------     -----------    -----------     -----------

Balance, September 30, 2007                         $(2,000,000)    $         0    $(6,371,527)    $  (299,213)





                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                       TWO YEARS ENDED SEPTEMBER 30, 2008


                                        Preferred Stock B              Common stock            Additional
                                                                                                Paid in
                                    Shares         Amount         Shares         Amount         Capital
                                  -----------    -----------    -----------    -----------    -----------

Balance forward                            --    $        --     15,763,080    $    15,763    $ 8,056,551

Common stock subscription                  --             --             --             --             --

Common stock issued in
settlement of cumulative                   --             --        303,678            304        209,696
preferred stock dividend

Change in fair value of
warrants extended expiry date              --             --             --             --         58,188

Warrants exercised in
conjunction with the issuance         442,308            442             --             --        524,558
of preferred stock

Preferred stock issued in
exchange for cancellation of          750,000            750             --             --           (750)
warrants

Common stock issued for
services rendered at $0.30 per             --             --        158,333            158         47,342
share

Common stock issued for
services rendered at $0.17 per             --             --        200,000            200         33,800
share

Common stock issued for
services rendered at $.30 per              --             --        120,000            120         35,880
share

Fair value of warrants issued
in exchange for services                   --             --             --             --         28,418
rendered

Foreign currency translation               --             --             --             --             --

Net loss                                   --             --             --             --             --
                                  -----------    -----------    -----------    -----------    -----------
Balance, September 30, 2008         1,192,308    $     1,192     16,545,091    $    16,545    $ 8,993,683
                                  ===========    ===========    ===========    ===========    ===========
(continued below)



                                                       Other         Retained
                                   Subscription    Comprehensive     Earnings
                                    Receivable      Income (loss)    (Deficit)         Total
                                    -----------     -----------     -----------     -----------

Balance forward                     $(2,000,000)    $        --     $(6,371,527)    $  (299,213)

Common stock subscription             2,000,000              --              --       2,000,000

Common stock issued in
settlement of cumulative                     --              --              --         210,000
preferred stock dividend

Change in fair value of
warrants extended expiry date                --              --              --          58,188

Warrants exercised in
conjunction with the issuance                --              --              --         525,000
of preferred stock

Preferred stock issued in
exchange for cancellation of                 --              --              --              --
warrants

Common stock issued for
services rendered at $0.30 per               --              --              --          47,500
share

Common stock issued for
services rendered at $0.17 per               --              --              --          34,000
share

Common stock issued for
services rendered at $.30 per                --              --              --          36,000
share

Fair value of warrants issued
in exchange for services                     --              --              --          28,418
rendered

Foreign currency translation                 --         (84,772)             --         (84,772)

Net loss                                     --              --      (2,590,188)     (2,590,188)
                                    -----------     -----------     -----------     -----------
Balance, September 30, 2008         $        --     $   (84,772)    $(8,961,715)    $   (35,067)
                                    ===========     ===========     ===========     ===========

See the accompanying notes to the consolidated financial statements




                                     MARKETING WORLDWIDE CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOW
                                 YEARS ENDED SEPTEMBER 30, 2008 AND 2007

                                                                          2008            2007
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $(2,590,188)   $(6,922,646)
Adjustments to reconcile net income (loss) to
cash (used in) operations:
  Depreciation and amortization                                            382,470        296,545
  Loss on disposal of equipment                                                 --        190,361
  Common stock issued for services                                          47,500         66,234
  Change in fair value of extended expiry terms                             58,188             --
  Change in fair value of re-priced warrants                                    --        137,500
  Fair value of warrants issued in connection with preferred stock              --      3,500,000
  Amortization of deferred financing costs                                 133,381         57,991
  Non-controlling entity interest                                           35,422         25,799
  Impairment loss                                                               --      1,584,551
  (Increase) decrease in:
     Accounts receivable                                                  (458,800)     1,209,407
     Inventory                                                            (249,494)       462,068
     Other current assets                                                  117,422       (169,735)
     Other assets                                                          127,871       (179,883)
  Increase (decrease) in:
     Accounts payable                                                      102,758     (1,343,960)
     Other current liabilities                                             (32,149)       493,858
                                                                       -----------    -----------
Net cash used in operating activities:                                  (2,325,619)      (591,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                        (487,267)      (284,449)
Cash from acquisition of Colortek, Inc                                          --         10,068
Cash from acquisition of Modelworxx GmbH                                        --         34,028
                                                                       -----------    -----------
Net cash used in investing activities:                                    (487,267)      (240,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution by non controlling entity                                    (141,893)            --
Proceeds from exercise of Series J and F preferred shares                  525,000             --
Proceeds from common stock subscription                                  2,000,000             --
Proceeds from (repayments of) lines of credit                             (600,000)      (158,613)
Proceeds from Series A preferred stock                                          --      3,222,450
Proceeds from (repayments of) notes payable and capital leases            (152,691)      (304,950)
                                                                       -----------    -----------
Net cash provided by financing activities                                1,630,416      2,758,887

Effect of currency rate change on cash:                                    (84,772)            --

Net (decrease) increase in cash and cash equivalents                    (1,267,242)     1,926,624

Cash and cash equivalents, beginning of year                             2,270,313        343,689
                                                                       -----------    -----------

Cash and cash equivalents, end of year                                 $ 1,003,071    $ 2,270,313
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest                                     $   130,551    $   218,199
                                                                       ===========    ===========
Cash paid during year for taxes                                        $        --    $    12,000
                                                                       ===========    ===========

NON-CASH TRANSACTIONS:
Common Stock issued for dividend payments (which the
  Company elected to pay in Common Stock as opposed to cash)
  on the Series A Convertible Preferred Stock for the three quarters
  ended June 30, 2007, September 30, 2007 and December 31, 2007.       $   210,000    $        --
                                                                       ===========    ===========
Common stock issued for services rendered                              $    83,500    $    66,234
                                                                       ===========    ===========
Common stock issued for acquisition of Colortek, Inc                   $        --    $   180,000
                                                                       ===========    ===========
Stock options issued for acquisition of Modelworxx                     $        --    $   749,600
                                                                       ===========    ===========
Warrants issued for financing services                                 $        --    $   383,915
                                                                       ===========    ===========

See the accompanying notes to the consolidated financial statements

                                               F-7

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

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

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Marketing Worldwide LLC. Effective January 1, 2005, the consolidated financial Statements also include a variable interest entity
(VIE) of which the LLC is the primary beneficiary as further described in Note
M. Additionally, on May 24, 2007; the Company acquired Colortek, Inc. and on September 28, 2007 the Company acquired MW Global Limited which owns 100% of the outstanding ownership and economical interest in Modelworxx GmbH. All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

Acquisitions
------------

On May 24, 2007, the Company acquired 100% ownership of Colortek, Inc. in exchange for 400,000 shares of the Company's common stock. The assets of Colortek consist of a 46,000 square foot facility located in Michigan and include two 80-foot down-draft batch paint production lines. The acquisition of Colortek, Inc. was accounted for using the purchase method in accordance with SFAS 141, "Business Combinations". The value of the Company's common stock issued as part of the acquisition was determined at the quoted fair market value of the Company's common stock at the date of acquisition. The results of operations for Colortek, Inc. have been included in the Consolidated Statements of Income (Loss) since acquisition. The components of the purchase price were as follows:

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

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

The customer list was valued at $150,000 and is tested periodically for impairment.

On September 28, 2007, the Company acquired 100% ownership of MW Global Limited which owns 100% of the outstanding ownership and economical interest in Modelworxx GmbH in exchange for options to purchase 1,000,000 shares of the Company's common stock at $0.10 per share over the next five years.

The acquisition of Modelworxx GmbH. was accounted for in accordance with SFAS 141, "Business Combinations". The fair value of the options to purchase the Company's common stock issued as part of the acquisition was determined using the Black Scholes Option Pricing Model based on the following assumptions: expected dividend rate: -0-%, volatility: 280.06%; risk free rate: 4.23%.The results of operations for Modelworxx GmbH have been included in the Consolidated Statements of Income (Loss) since acquisition. The components of the purchase price were as follows:

Fair value of 1,000,000 options to purchase the Company's common stock $749,600

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired was based on management's best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

                      Cash and other current assets     $     34,028
                                Accounts receivable           31,155
                                        Inventories          169,569
                      Property, plant and equipment           75,188
                              Other tangible assets           42,262
                     Goodwill and other intangibles          628,654
                          Less: liabilities assumed         (231,256)
                                                        ------------
                                                Net     $    749,600


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

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Accounting for bad debt and allowances
--------------------------------------

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. There was no allowance for doubtful accounts at September 30, 2008 and 2007.

Inventories
-----------

The inventory consists of work in process and finished goods substantially ready for resale purposes. The Company purchases the merchandise on delivered duty paid basis. The amounts for cost of goods sold during the years ended September 30, 2008 and 2007 are removed from inventory on weighted average cost method.

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

Advertising
-----------

The Company follows the policy of charging the cost of advertising to expenses as incurred. For the years ended September 30, 2008 and 2007, advertising costs were not material to the statement of income.

Research and development costs
------------------------------

The Company accounts for research and development cost in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Total research and development costs charged to income were $17,769 and $119,825 for the years ended September 30, 2008 and 2007, respectively.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Basic and diluted income (loss) per share
-----------------------------------------

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents totaling 1,100,000 and 24,555,000 at September 30, 2008 and 2007, respectively, were not considered as they would be anti-dilutive and had no impact on loss per share for any periods presented.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended September 30, 2008

Use of estimates
----------------

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

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss)
---------------------------

The Company adopted Statement of Financial Accounting Standards No. 130; "Reporting Comprehensive Income" (SFAS) No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Derivative financial instruments
--------------------------------

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities," as amended ("SFAS No. 133"), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of SFAS No 133 did not have a significant impact on the results of operations, financial position or cash flows during the years ended September 30, 2008 and 2007.

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

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

Segment information
-------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed therein materially represents all of the financial information related to the Company's principal operating segment.

Stock based compensation
------------------------

Effective for the year beginning January 1, 2006, the Company has adopted SFAS 123 (R) "Share-Based Payment" which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

For the year ended September 30, 2008, the Company granted 400,000 stock options to officers of the Company with an exercise price of $0.26 per share vesting in one year and expiring four years from the date of issuance. The fair value of the options of $101,213 was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 221.26%; risk free interest rate: 3.85%. The fair value of the vested portion will be charged to operations upon vesting in May 2009.

For the year ended September 30, 2008, the Company granted 90,000 stock options to employees of the Company with an exercise price of $0.26 per share vesting over the next three years at anniversary and expiring ten years from the date of issuance. The fair value of the options of $23,390 was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 221.26%; risk free interest rate: 2.73%. The fair value of the vested portion will charged to operations at each vesting period.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncements
-----------------------------

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2 , "EFFECTIVE DATE OF FASB STATEMENT NO. 157" ("FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company has not yet determined the impact that the implementation of FSP 157-2 will have on its non-financial assets and liabilities which are not recognized on a recurring basis; however, the Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 " ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY Securities" applies to all entities with available-for-sale and trading securities.

SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "FAIR VALUE MEASUREMENTS". The Company does not expect that the adoption of EITF 07-3 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities" (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncements (continued)
-----------------------------------------

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity's rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company's fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT TO FASB STATEMENT NO. 133" ("SFAS No. 161"). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, "DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT) " ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability
(debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows

NOTE B - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during years ended September 30, 2008 and 2007, the Company incurred a loss of $2,590,188 and $6,922,646. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE B - GOING CONCERN MATTERS (CONTINUED)

The Company's existence is dependent upon management's ability to develop profitable operations. In addition, at September 30, 2008, the Company was in default on its line of credit agreement with its primary secured lender. Management is devoting substantially all of its efforts to developing new markets for its products in the United States and Europe and reducing costs of operations, but there can be no assurance that the Company's efforts will be successful. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company's management is actively pursuing additional equity financing through discussions with lenders, investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional debt or equity financing.

NOTE C - INTANGIBLE ASSETS AND GOODWILL

As the result of Colortek, Inc and Modelworxx GmbH acquisitions at May 24, 2007 and September 28, 2007, respectively, the Company had intangibles totaling $1,734,551 at the completion of the acquisitions.

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

The remaining identifiable intangible assets acquired and their carrying value at September 30, 2008 is customer lists with a carrying value of $110,000. The customer list was determined to have a five-year life. This intangible was amortized using that life and amortization from the date of the acquisition through September 30, 2008 was taken as a charge against income in the consolidated statement of operations. Total amortization expense charged to operations for the years ended September 30, 2008 and 2007 was $30,000 and $10,000, respectively. Estimated amortization expense as of September 30, 2008 is as follows:

                ----------------------------------- --------------------
                Years Ending September 30,
                ----------------------------------- --------------------
                2009                                    $ 30,000
                ----------------------------------- --------------------
                2010                                      30,000
                ----------------------------------- --------------------
                2011                                      30,000
                ----------------------------------- --------------------
                2012                                      20,000
                ----------------------------------- --------------------
                Total                                   $110,000
                ----------------------------------- --------------------

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market determined by the average method. Components of inventory as of September 30, 2008 and 2007 are as follows:

                                                  2008                  2007
                                               -----------          -----------
Finished goods                                 $   486,425          $   202,123
Raw materials                                      696,538              701,346
Less: inventory reserve                            (75,485)             (45,485)
                                               -----------          -----------
    Total                                      $ 1,107,478          $   857,984

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE E - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2008 and 2007, property, plant and equipment consist of the following:

                                                   2008                 2007
                                                -----------         -----------
Land                                            $   411,645         $   411,645
Building                                          1,915,700           1,915,700
Office equipment                                    174,572              92,207
Tooling and other equipment                       1,522,073           1,171,488
Vehicles                                            266,397             199,766
                                                -----------         -----------
Total                                             4,290,387           3,790,806
Less: accumulated depreciation                     (833,763)           (468,979)
                                                -----------         -----------
Net                                             $ 3,456,624         $ 3,321,827

Depreciation expense included as a charge to income was $382,470 and $296,545 for the years ended September 30, 2008 and 2007, respectively. At September 30, 2007, $311,002 in tooling equipment, $28,287 in equipment and $18,204 in office equipment were written off. For the year end September 30, 2007, the Company charged $190,361 related to the disposal of equipment.

NOTE F - OTHER CURRENT LIABILITIES

As of September 30, 2008 and 2007 other current liabilities consist of the following:

                                                      2008                2007
                                                    --------            --------
Accrued expenses                                    $609,456            $720,319
Customer deposits                                         --              16,757
Taxes                                                 11,661             130,268
                                                    --------            --------
    Total                                           $621,117            $867,344


NOTE G - BANK LINE OF CREDIT

The Company renewed its credit facility on February 9, 2007 and was approved for an increased credit line with Key Bank with a maximum borrowing limit increased from $1,150,000 to $1,500,000, expiring on February 1, 2008. Effective June 2, 2008, the Company's credit line was modified to maximum borrowing limit of $800,000 with Key Bank. The credit facility is set up with an annual renewal provision. The existing credit facility will expire, if not renewed, on February 1, 2009.

Interests on advances are charged at a rate of 1.00 percentage point over the Key Bank's announced Prime Rate. Borrowings under the agreement are collateralized by substantially all the Company's assets. In addition, the Company cannot have a change in ownership greater than 25 percent. The Company has to maintain a total debt to tangible net worth ratio of 3.0 to 1. The Company has to also maintain an operating cash flow to fixed charge ratio of 1.5 to 1 at year end. As of September 30, 2008, the Company was in violation of the fixed charge ratio and change of ownership covenant. The Bank has concluded the Company was in compliance with the tangible net worth covenant assuming the tangible net worth is inclusive of the outstanding redeemable preferred stock.

NOTE H - NOTES PAYABLE

                                                          2008           2007
                                                       -----------   -----------

Guarantee for the JCMD Mortgage loan payable in
monthly principal installments plus interest thereon
at Bank's prime lending rate plus 0.25% per annum
with a maturity date of June 16, 2015 Note secured
by first deed of trust on real property and
improvements located in Howell, MI. The JCMD General
Partners personally guaranty the loan.                 $   703,324   $   723,832

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE H - NOTES PAYABLE (CONTINUED)

Guarantee for the JCMD Mortgage loan payable in 240
monthly principal installments plus interest thereon
at the Banks prime lending rate plus .25% per annum
with a maturity date of October 15, 2025. The loan
is secured by a second deed of trust on real
property and improvements located in Howell, MI. The
JCMD General Partners personally guaranty the loan.        573,328       593,728

Mortgage loan payable in monthly principal
installments of $5,962 with a fixed interest rate of
6.75% per annum with a maturity date of July 18,
2008. Note based on a 15 year amortization. Note is
secured by first priority security interest in the
business property of Colortek, Inc, the Company's
wholly owned subsidiary.                                   670,602       691,045



Note payable in monthly payments of $1,857 per month
including interest at 7.25% per annum, unsecured            32,689        52,282
                                                         1,979,943     2,060,887
                                                       -----------   -----------
       Less current portion                                 93,085       751,081
                                                       -----------   -----------
       Long term portion                                 1,886,858   $ 1,309,806

Payments for notes payable, including the JCMD loans, for the next five years ending September 30, are as follows:

              Year ended September 30,

                      2009          $     93,085
                      2010                85,804
                      2011                80,554
                      2012                85,954
                      2013               605,873
                      After            1,028,673
                                    ------------
                        Total       $  1,979,943

NOTE I - CAPITAL LEASE OBLIGATIONS

Automobile and equipment includes the following amounts for capitalized leases at September 30, 2008 and 2007:

                                                          2008            2007
                                                        --------        --------
Automobiles and equipment                               $924,153        $313,381
Less: accumulated depreciation and amortization          342,988          95,167
                                                        --------        --------
Net book value                                          $581,165        $218,214

Future minimum lease payments required under the capital leases are as follows:

Total minimum lease payments                                           $ 75,197
  Less: amount representing interest                                     (7,132)
                                                                       --------
Subtotal                                                                 68,065
Less current portion                                                    (29,835)
                                                                       --------
     Total                                                             $ 38,230

Following is a schedule of the Company's future minimum capital lease obligations: Year ended September 30,

                      2009          $     33,623
                      2010                19,856
                      2011                12,331
                      2012                 9,387
                      2013                    --
                      After                   --
                                    ------------
                      Total         $     75,197

The present value of minimum capital lease obligations amounts to $68,064.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE J - WARRANTY LIABILITY

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

The Company has accrued a warranty liability of $126,983 and $122,905 as of September 30, 2008 and 2007, respectively. In the year ended September 30, 2008 and 2007, the Company incurred warranty costs of $15,744 and $139,135, respectively.

NOTE K - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of September 30, 2008 and 2007, the Company has issued and outstanding 3,500,000 shares of Series A preferred stock and 16,545,091 and 15,763,080 shares of common stock, respectively.

On March 4, 2008, the Company issued 303,678 shares of Common Stock representing dividend payments (which the Company elected to pay in Common Stock as opposed to cash) on the Series A Convertible Preferred Stock for the three quarters ended June 30, 2007, September 30, 2007 and December 31, 2007.

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

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE K - CAPITAL STOCK (CONTINUED)

LIQUIDATION RIGHTS. Series A Preferred Stock shall, with respect to distributions of assets and rights upon the occurrence of a Liquidation rank (i) senior to all classes of common stock of the Company and (ii) senior to each other class of Capital Stock of the Company hereafter created with does not expressly rank pari passu or senior to the Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled, in the event of liquidation or winding up of the Company's affairs, to a liquidation payment of $1.00 per share plus any accrued and unpaid dividends before any distribution to any common or other junior classes of stock.

VOTING RIGHTS. The holders of Series A Preferred Stock shall have no voting rights with the exception relating to increasing the number of outstanding shares of Series A Preferred or modifying the rights of the Series A Preferred Stock.

REGISTRATION RIGHTS. The Company is required to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Series A Preferred Stock and the warrants (see below) within 30 days. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 150 days after its filing. If the Registration Statement is not filed and declared effective as described above, the Company will be required to pay liquidated damages to the holders of the Series A Preferred Stock, in an amount equal to 2% of the initial investment. The registration statement for the shares of its common stock underlying the Series A Preferred Stock and the attached warrants has been declared effective by the SEC on July 20, 2007.

Series B Preferred stock
------------------------

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

Series B Preferred stock
------------------------

On July 10, 2008, the Company filed a Certificate of Designation creating a $0.001 par value Series B Convertible Preferred stock for 1,200,000 shares.

RANK. The Series B Preferred Stock shall rank pari passu as to liquidation rights and other matters to the Company's common stock, par value $0.001 per share (the "COMMON STOCK"). The Series B Preferred Stock shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding.

PAYMENT OF DIVIDENDS. If declared by the Company, dividends on the Series B Preferred Stock shall be on a pro rata basis with the Common Stock and all other equity securities of the Company ranking pari passu with the Common Stock as to the payment of dividends.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE K - CAPITAL STOCK (CONTINUED)

VOTING RIGHTS. The holders of Series B Preferred Stock shall have no voting rights with the exception relating to increasing the number of outstanding shares of Series A Preferred or modifying the rights of the Series A Preferred Stock.

LIQUIDATION AMOUNT. In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for Distribution to its stockholders, an amount per share of Series B Preferred Stock equal to the amount distributable with respect to that number of shares of the Common Stock into which one share of the Series B Preferred Stock is then convertible, plus any accrued and unpaid dividends.

CONVERSION. At any time on or after the date of the initial issuance of the Series B Preferred Stock, the holder of any such shares of Series B Preferred Stock may, at such holder's option, elect to convert all or any portion of the shares of Series B Preferred Stock held into a number of fully paid and non-assessable shares of Common Stock for each such share of Series B Preferred Stock equal to the quotient of: (a) the Original Issue Price, plus any accrued and unpaid dividends thereon, divided by (b) the Conversion Price in effect as of the date of the delivery by such holder of its notice of election to convert. The initial Conversion Price is $16.90, subject to change for events such as stock splits.

On July 11, 2008, the Company entered an Exchange Agreement with holders of Series F Common Stock Purchase Warrants and Series J Common Stock Purchase Warrants. Under the Exchange Agreement, the Company issued 750,000 shares of Series B Convertible Preferred Stock for the cancellation of 3,500,000 Series A Common Stock Purchase Warrants, 3,500,000 Series B Common Stock Purchase Warrants, 3,500,000 Series C Common Stock Purchase Warrants, 2,500,000 Series D Common Stock Purchase Warrants, and 2,500,000 Series E Common Stock Purchase Warrants. In addition, holders exercised 1,000,000 Series J Warrants and 2,500,000 Series F Warrants for $525,000 in exchange for 442,308 shares of Series B Convertible Preferred Stock.

As of September 30, 2008, the Company has 1,192,308 shares of Series B Preferred Stock outstanding.

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

In September 2007, Vision Opportunity Master Fund LTD exercised 4,000,000 series F warrants.

In March 2008, the Company issued 303,678 shares of common stock in payment of Series A Preferred Stock dividend (see above).

In August 2008, the Company issued an aggregate of 478,333 shares of common stock in exchange for services totally $117,500. These shares were valued at a weighted average of $0.25 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE L - STOCK OPTIONS AND WARRANTS

Employee Stock Options
----------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of September 30, 2008:

                              Options Outstanding                  Options Exercisable
                              -------------------                  -------------------
                                Weighted Average       Weighted      Weighted
                  Number      Remaining Contractual    Average        Number         Average
   Exercise     Outstanding       Life (Years)        Exercise      Exercisable   Exercise Price
     Price                                              Price
   --------     -----------   ---------------------   --------      -----------   --------------
     $0.26        490,000             4.76              $0.26            -            $0.26
     $0.45        170,000             7.65              $0.45         170,000         $0.45
               -------------- ---------------------- ------------- -------------- ---------------
                  660,000             5.75              $0.31         170,000         $0.45

Transactions involving options issued to employees are summarized as follows:

                                                  Weighted Average     Price per
                                                  Number of Shares       Share
Outstanding at October 1, 2006                                   -            -
Granted                                                    170,000        $0.45
Exercised                                                        -            -
Canceled or expired                                              -            -
                                                           --------      ------
Outstanding, September  30, 2007                           170,000         0.45
Granted                                                    490,000         0.26
Exercised                                                        -            -
Canceled or expired                                              -            -
                                                           --------      ------
Outstanding, September 30, 2008                            660,000        $0.31
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

In May 2008 the Company granted 490,000 employee stock options vesting over next one to three years. The options grant the employee the right to purchase the Company's common stock over the next 4 to 10 years at an exercise price of $0.26. The options were valued using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: -0-%; volatility: 221.26%; risk free interest rate: 2.73% to 3.85%. The determined fair value of the options of $124,603 will be recognized as a period expense ratably with vesting rights.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE L STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2008:

                                                                            Options Exercisable
                                                                            -------------------
                                   Options Outstanding      Weighted
                                     Weighted Average       Average     Weighted
                       Number     Remaining Contractual     Exercise      Number          Average
  Exercise Price    Outstanding        Life (Years)          Price      Exercisable    Exercise Price
  --------------    -----------        ------------          -----      -----------    --------------
    $   0.10         1,000,000            4.00               $0.10       1,000,000          $0.10
       $1.00           195,000            0.50               $1.00         195,000          $1.00
       $1.25           200,000            0.50               $1.25         200,000          $1.25
                    -----------        ------------          -----      -----------    --------------
                     1,395,000            3.01               $0.39       1,395,000          $0.39
                    ===========        ============          ======     ===========    ==============

Transactions involving options issued to non-employees are summarized as follows:

                                                  Weighted Average     Price per
                                                  Number of Shares       Share
Outstanding at October 1, 2006                             450,000     $   1.11
Granted                                                  1,000,000         0.10
Exercised                                                 (55,000)        (1.00)
Canceled or expired                                              -            -
                                                         ---------     --------
Outstanding, September 30, 2007                          1,395,000         0.39
Granted
Exercised                                                        -            -
Canceled or expired                                              -            -
Outstanding, September 30, 2008                          1,395,000     $   0.39
                                                         =========     ========

As described in Note A above, the Company issued 1,000,000 options to purchase common stock at $0.10 per share for five years to acquire MW Global Limited. The options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield: 0%; volatility: 282.85%; risk-free rate:
4.23%.

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2008 was $350,000. Aggregate intrinsic value represents the difference between the Company's closing price on the last trading day of the fiscal period, which was $0.45 as of September 30, 2008, and the exercise price multiplied by the number of vested options outstanding. As of September 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $124,603.

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2008:

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE L STOCK OPTIONS AND WARRANTS (CONTINUED)


                                    Warrants Outstanding                 Warrants Exercisable
                                    --------------------                 --------------------
                                      Weighted Average       Weighted
                                          Remaining          Average       Weighted
                        Number           Contractual         Exercise       Number           Average
  Exercise Price      Outstanding       Life (Years)          Price      Exercisable      Exercise Price
  --------------      -----------       ------------          -----      -----------      --------------
      $ 0.30             100,000           2.94               $0.30         100,000            $0.30
      $ 0.50           1,000,000           0.25               $0.50         195,000            $0.50
      $ 0.65             490,000           2.58               $0.65         200,000            $0.65
                      -----------       ------------          -----      -----------      --------------
                       1,590,000           1.44               $0.54       1,590,000            $0.54
                      ===========       ============          =====      ===========      ==============

Transactions involving warrants are summarized as follows:

                                                  Weighted Average     Price per
                                                  Number of Shares       Share
Outstanding at October 1, 2006                           1,000,000        $0.50
Granted                                                 23,490,000         0.87
Exercised                                               (4,000,000)       (0.50)
Canceled or expired                                              -            -
Outstanding, September  30, 2007                        20,490,000         0.69
Granted                                                    100,000         0.30
Exercised                                              (19,000,000)           -
Canceled or expired                                              -            -
Outstanding, September 30, 2008                          1,590,000        $0.54
                                                         =========        =====


In April 2007, in conjunction with the sale of the Series A Preferred stock, the Company granted 23,000,000 warrants to purchase the Company's common stock over the next five years. The various denominations are as follows:

                                                  Number of Warrants    Exercise
                                                                           Price
Series A warrants                                        3,500,000        $0.70
Series B warrants                                        3,500,000         0.85
Series C warrants                                        3,500,000         1.20
Series D warrants                                        2,500,000         0.70
Series E warrants                                        2,500,000         0.85
Series F warrants                                        2,500,000         1.20
Series J warrants                                        5,000,000         0.70
                                                        ----------
Total                                                   23,000,000        $0.54
                                                        ==========        =====

Series D, E and F are restricted to 50% of the number of shares exercised by the holder of Series J warrants. Series J warrants include certain reset provisions and the original term for these warrants ended on June 23, 2008 and subsequently extended to July 2008.

The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, up to the proceeds received from the sale of the Series A Preferred stock, as a charge against current earnings and a credit to additional paid in capital. The assumptions in determining the fair value of the warrants were as follows: Dividend yield: $-0-; Volatility: 146.64%, risk free rate:4.55%.

Additionally, in April 2007, the Company issued 490,000 warrants to purchase the Company's common stock at $0.65 per share over the next four years. The warrants were issued for services rendered for placement services in conjunction with the sale of the Series A Convertible Preferred stock.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE-L STOCK OPTIONS AND WARRANTS (CONTINUED)

The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, as capitalized financing costs with a credit to additional paid in capital. The assumptions in determining the fair value of the warrants were as follows: Dividend yield: $0; Volatility: 146.64%, risk free rate: 4.55%.

In September 2007, 4,000,000 (out of 5,000,000) series J warrants to purchase the Company's common stock were exercised at the re-priced exercise price of $0.50 per share. In addition, the Company re-priced 2,500,000 series J warrants from $1.20 per share to $0.01 per share. The estimated change in fair value, using the Black Scholes Option Pricing Model was charged to current period earnings. The assumptions in determining fair value in re-pricing the warrants were as follows: Dividend yield: $0; Volatility: 280.06%; Risk Free Rate: 4.22%.

On July 11, 2008, the Company entered an Exchange Agreement with holders of Series F Common Stock Purchase Warrants and Series J Common Stock Purchase Warrants. Under the Exchange Agreement, the Company issued 750,000 shares of Series B Convertible Preferred Stock for the cancellation of 3,500,000 Series A Common Stock Purchase Warrants, 3,500,000 Series B Common Stock Purchase Warrants, 3,500,000 Series C Common Stock Purchase Warrants, 2,500,000 Series D Common Stock Purchase Warrants, and 2,500,000 Series E Common Stock Purchase Warrants. In addition, holders exercised 1,000,000 Series J Warrants and 2,500,000 Series F Warrants for $525,000 in exchange for 442,308 shares of Series B Convertible Preferred Stock.

In August 2008, the Company issued 100,000 warrants to purchase the Company's common stock at $0.30 per share over the next three years. The warrants were issued for legal services rendered.

The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, as capitalized financing costs with a credit to additional paid in capital. The assumptions in determining the fair value of the warrants were as follows: Dividend yield: $0; Volatility: 221.75%, risk free rate: 2.56%.

NOTE M - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

Included in the Company's consolidated balance sheets at September 30, 2008 and 2007 are the following net assets of JCMD:

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE M - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (CONTINUED)

                                                         2008             2007
                                                      ----------      ----------
ASSETS (JCMD)
Cash and cash equivalents                             $  117,726      $  233,106
Accounts receivable, prepaid expenses
  and other current assets                                19,400          19,400
                                                      ----------      ----------
Total current assets                                     137,126         252,506
Property, plant and equipment, net                     1,273,824       1,305,824
                                                      ----------      ----------
Total assets                                           1,410,950       1,558,330

LIABILITIES:
Current portion of long term debt                         43,570          40,908
Accounts payable and accrued liabilities                      --              --
                                                      ----------      ----------
Total current liabilities                                 43,570          40,908
Long term debt                                         1,233,082       1,276,653
                                                      ----------      ----------
Total liabilities                                      1,276,652       1,317,561
                                                     -----------      ----------
Net assets                                            $  134,298      $  240,769


Consolidated results of operations include the following:

                                                         2008             2007
                                                       --------         --------
Revenues                                               $157,508         $154,420
Cost and expenses - real estate:
Operating expenses                                       20,845            7,320
Depreciation                                             32,000           34,000
Interest, net                                            69,241           87,301
                                                       --------         --------
Total costs and expenses                                122,086          128,621

Operating income-Real estate                           $ 35,422         $ 25,799


NOTE N - DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically uses foreign exchange contracts for trading purposes. The Company's short term foreign currency contracts subject the Company to risk due to foreign exchange rate fluctuations, because gains and losses on these instruments may have significant impact on the results of operations.

NOTE O - PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2008 and 2007 consist of the following:

                                                           2008         2007
                                                        ----------   ----------
Current:
   Federal                                              $       (-)  $       (-)
   State                                                        (-)          (-)
                                                                (-)          (-)

Deferred:
   Federal                                              $    (4,592)   (211,609)
   State                                                         (-)         (-)
                                                             (4,592)   (211,609)

(Benefit) provision for income taxes, net               $    (4,592) $ (211,609)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE O - PROVISION FOR INCOME TAXES (CONTINUED)

                                                     September 30,
                                         --------------------------------------
                                              2008                  2007
                                         ---------------       ----------------

Statutory federal income tax rate              15.0%                  34.0%
State income taxes and other                    6.0%                   6.0%
                                         ---------------       ----------------

Effective tax rate                             21.0%                  40.0%
                                         ===============       ================

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

                                                            September 30,
                                                       -----------------------
                                                         2008           2007
                                                       ---------     ---------
Net Short Term Deferred Tax Asset:

Net operating loss carryforward                        $ 754,320      703,362
Inventory reserve                                         75,485        18,994
Warranty reserve                                          37,260        10,000
                                                       ---------     ---------
Valuation allowance                                     (678,795)     (544,085)
                                                       ---------     ---------
Net Short Term Deferred Tax Asset                        188,271       188,271
                                                       ---------     ---------

   Deferred income tax asset                           $ 188,271     $ 188,271


Net Long Term Deferred Tax Asset (Liability)           $      --            --
Depreciation                                                  --            --
Goodwill impairment                                           --            --
Valuation allowance                                           --            --
Net Long Term Deferred Tax Asset (Liability)           $      --            --
                                                       =========     =========

During the year ended September 30, 2008, the Company filed Federal net operating loss carryback returns to recover taxable income and prior taxes paid of $137,375 and $50,896 for the tax years ended September 30, 2006 and 2005, respectively. As of September 30, 2008, the Company had not recovered the carryback refund.

As of September 30, 2008, the Company had a net operating loss carryforward of approximately $3,592,000 available to offset future taxable income through 2028. A valuation allowance has been established as a reserve against the deferred tax assets arising from the future benefit of any carryforward net operating losses and other net temporary differences since it cannot, at this time, be considered more likely than not that their benefit will be realized in the future.

NOTE P - ECONOMIC DEPENDENCY

During the year ended September 30, 2007 approximately, $6,767,315 (91%) of total 2007 revenues were derived from and $670,160 (81%) of the total accounts receivable at September 30, 2007 were due from three customers.

During the year ended September 30, 2008 approximately, $6,129,156 (73.8%) of total 2008 revenues were derived from and $923,907 (80.3%) of the total accounts receivable at September 30, 2008 were due from four customers.

During the year ended September 30, 2007 approximately, $2,557,023 (28%) of total 2007 purchases were made from and $432,540 (52%) of the total accounts payable at September 30, 2007 were due to three suppliers.

During the year ended September 30, 2008 approximately, $1,621,980 (23.1%) of total 2008 purchases were made from and $274,001 (31%) of the total accounts payable at September 30, 2008 were due to three suppliers.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE Q - COMMITMENTS AND CONTINGENCIES

JCMD related party distribution ...........

Related party lease obligations and transactions
------------------------------------------------

On January 1, 2005, the Company entered into a twenty-two month real property lease ended October 31, 2006 with a related party (Michael Winzkowski, the Company's President & CEO) for use of general offices located in the city of Palm Harbor, Florida.

On March 5, 2004, MWW and MWWLLC entered into five year real property lease, beginning on January 1, 2005, with a related party (JCMD Properties LLC: See Note K) for use of warehouse and general offices located in the city of Howell, Michigan.

Following is a schedule of the Company's annual related party operating lease commitments for the coming three years:

Year ended September 30,

                      2009          $     161,715
                      2010                     --
                      2011                     --
                      2012                     --
                      2013                     --
                      After                    --
                                    -------------
                        Total       $     161,715


During the years ended September 30, 2008 and 2007, the Company incurred rent expense of $79,800 and $171,774, respectively.

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

Litigation
----------

On or about November 1, 2007, Carter Securities, LLC filed a complaint against the Company with the Supreme Court of the State of New York alleging breach of contract in conjunction with services provided. On October 20, 2008, the Company settled with Carter Securities for 300,000 shares of the Company's common stock and the surrender of 490,000 warrants to purchase the Company `s common stock at $0.65 per share held by Carter Securities, LLC.

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

                         MARKETING WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE R - SEGMENT INFORMATION

The Company has one reportable business segment which is operated in two geographic locations. Those geographic segments are:

* United States * Germany

Information for the year ended September 30, 2008 and 2007 concerning principal geographic areas is presented below according to the area where the activity is taking place.

                                              September 30,        September 30,
                                                   2008                 2007
                                               -----------          -----------
REVENUES:
United States                                  $ 6,432,109          $ 7,454,053
Germany                                          1,873,552                   --
Total revenue                                    8,305,661            7,454,053
GROSS PROFIT
United States                                    2,375,368            2,219,689
Germany                                            286,226                   --
Total gross profit                               2,661,594            2,219,689
OPERATING LOSS:
United States                                   (1,609,121)          (2,946,557)
Germany                                           (548,221)                  --
                                               -----------          -----------
Total operating (loss)                         $(2,157,342)         $(2,946,557)
                                               -----------          -----------

                                              September 30,        September 30,
                                                   2008                 2007
                                               -----------          -----------

ASSETS
United States                                  $ 7,093,088          $ 8,102,678
Germany                                            567,259              354,494
                                               -----------          -----------
Total asset                                      7,660,347            8,457,172
CAPITAL EXPENDITURES
United States                                      353,994               75,188
Germany                                            133,273              209,261
                                               -----------          -----------
Total capital expenditures                     $   487,267          $   284,449


NOTE S - SUBSEQUENT EVENTS

On October 20, 2008, the Company settled with Carter Securities for 300,000 shares of the Company's common stock and the surrender of 490,000 warrants held by Carter to purchase the Company`s common stock at $0.65 per share held by Carter Securities, LLC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Not applicable

ITEM 9A(T)

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 using the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2008, we determined that control deficiencies existed that constituted material weaknesses, as described below:

      o     lack of documented policies and procedures;
      o     we have no audit committee;
      o there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.
      o there is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2009; and
      o there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, Chief Executive Officer and Chief Financial Officer has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2008 based on criteria established in Internal Control--Integrated Framework issued by COSO.

CONTROLS AND PROCEDURES.CONTINUED

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

In August 1997, Mr. Winzkowski (age 58) became Director of the Inalfa Industries Global Aftermarket Operations, CEO of North America and a member of the Board of Directors. In September 2000, Mr. Winzkowski left his position with Inalfa to serve as the President of Marketing Worldwide. Mr. Winzkowski has served as Chief Executive Officer, President, Secretary and Director of MWW Corporation since October 2003. Mr. Winzkowski holds a degree in chemical Bio-Engineering and in addition studied Business, Marketing and Accounting Administration.

He is an accomplished commercial pilot with close to 10,000 Hrs of flight experience, holding European and US Commercial, Air Transport Pilot and Instrument pilot certificates and a variety of Turboprop and Business Jet type ratings along with his single and multi engine ratings. Mr. Winzkowski is a member and manager of JCMD Properties LLC. MWW moved into a new facility in Howell, Michigan as its principal business location, which was built to suit MWW's requirements by JCMD Properties LLC under a long term lease agreement. (See Certain Relationships and Related Transactions). JCMD LLC was formed in the state of Michigan on December 31, 2003 as a property development and management company.

DIRECTORS, EXECUTIVE OFFICERS

Mr. Winzkowski and Mr. Marvin have been the members and managers of JCMD Properties LLC since its formation.

In August 1997 Mr. Marvin (age 53) became the COO and a member of the Board of Directors of the North American Aftermarket entity of Inalfa Industries. In November 2000, Mr. Marvin became the Managing Director of Operations and co-owner of Marketing Worldwide. Since October 2003, James C. Marvin has served as Chief Operating Officer, Chief Financial Officer and Director of MWW Corporation. Mr. Marvin attended Lake Superior and Cleary Universities majoring in Business and obtained degrees in Business Accounting and Business Administration. Mr. Marvin is a member and manager of JCMD Properties LLC. MWW moved into a new facility in Howell, Michigan as its principal business location, which was built to suit MWW's requirements by JCMD Properties LLC under a long term lease agreement. (See Certain Relationships and Related Transactions) JCMD LLC was formed in the state of Michigan on December 31, 2003 as a property development and management company. Mr. Winzkowski and Mr. Marvin have been the members and managers of JCMD LLC since its formation.

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

Code of Ethics

MWW does not have a code of ethics but intends to implement a code of ethics in 2009.


ITEM 11. EXECUTIVE COMPENSATION.

The Summary Compensation Table below identifies the compensation of Michael Winzkowski and James Marvin. Mr. Winzkowski and Mr. Marvin are the only MWW executives with total annual salary and bonus that exceeded $100,000 during the last two years. Mr. Winzkowski and Mr. Marvin entered written employment agreements with MWW on March 23, 2003 for the four year periods from October 1, 2003 through September 30, 2007. During the first year of the employment term, Mr. Winzkowski and Mr. Marvin each earn $120,000 as their base salary; receive a car allowance and discretionary bonuses. MWW and its predecessor MWWLLC paid no bonuses to Mr. Winzkowski and Mr. Marvin during 2006, 2007, or 2008.

  ----------------------------------------------------------------------------------------------------------------------------------

                                                     SUMMARY COMPENSATION TABLE
  ----------------------------------------------------------------------------------------------------------------------------------

   (a)              (b)       (c)         (d)        (e)       (f)           (g)              (h)           (i)             (j)
                                                                                          Non-
  Name                                                                   Nonequity        qualified
  and                                                                    incentive        deferred      All
  Principal                                        Stock     Option      plan             compensation  other
  Position         Year     Salary($)   Bonus($)   Awards($) Awards($)   compensation($)  earnings($)   compensation($)  Total ($)
  ----------------------------------------------------------------------------------------------------------------------------------

                   2008     130,000        0          0         0              0                0             0           130,000
  Michael          2007     130,000        0          0         0              0                0             0           130,000
  Winzkowski CEO

  ----------------------------------------------------------------------------------------------------------------------------------

                   2008     130,000        0          0         0              0                0             0           130,000
  James            2007     120,000        0          0         0              0                0             0           120,000
  Marvin COO
  ----------------------------------------------------------------------------------------------------------------------------------

      MWW did not make any option or SAR grants in its last fiscal year and has not adopted a long term incentive compensation plan.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock and preferred stock as of December 31, 2008, by: o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; o each of our officers and directors; and o all our officers and directors as a group.

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
Title of Class           Name and Address of Beneficial Owner              Amount and Nature of        Percent
                                                                                 Class**

$.001 par value          Michael Winzkowski                                3,914,800 shares (a)          24%
common stock             PO Box 2462,                                          (direct)
                           Palm Harbor, FL 34682-2462
                         Mgmt.

$.001 par value          James C. Marvin                                    2,032,400 shares (b)         12%
common stock             4772 Schafer Road                                      (direct)
$.001 par value          Pinckney, MI 48169                                 200,000 Options
common stock             Mgmt.                                                  (direct)

$.001 par value          Vision Opportunity Master Fund Ltd.               5,000,000 shares (c)          29%
Common stock             20th West 55th
                         New York, NY 10019

$.001 par value          Bonnie A. Hollister                                2,032,400 shares             12%
Common stock             366 Harvard St.
                         Howell, MI 48843




$.001 par value          Wendover Investments Limited*                        4,000 shares             0.025%
common stock             5th Floor, Zephyr House,                               (direct)
$.001 par value          Mary Street,
common stock             Grand Cayman, Cayman Islands
underlying stock         BWI
options

$.001 par value          Rainer Poertner                                    1,732,309 shares            10%
common stock             730 Oxford Avenue                                      (direct)
$.001 par value          Marina del Rey, CA 90292                           400,000 options
common stock             Mgmt.                                                  (direct)
underlying stock
option

$.001 par value          All directors and officers as a group (2)              5,947,200               35%
common stock             individuals)

Series A Convertible     Vision Opportunity Master Fund, Ltd.(c)                3,500,000              100%
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

** Percentages are based upon the amount of outstanding securities at December 31, 2008, of 16,545,091 shares, plus for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

(c) Adam Benowitz, in his capacity as Managing Member of Vision Opportunity Master Fund, Ltd has the ultimate dispositive power over the securities. Under Rule 13(d)(1) a person is deemed the beneficial owner if that person has the right to acquire the securities within 60 days pursuant to options, warrants, conversion privileges or other rights. In April 2007, MWW sold 3,500,000 shares of the Series A Convertible Preferred Stock and certain Warrants to Vision Opportunity Master Fund, Ltd. for $3,500,000. The Series A Warrants allow the holder to purchase up to 3,500,000 shares of common stock at a price of $.70 per share until April 23, 2012. The Series B Warrants allow the holder to purchase up to 3,500,000 shares of common stock at a price of $.85 per share until April 23, 2012. The Series C Warrants allow the holder to purchase up to 3,500,000 shares of common stock at a price of $1.20 per share until April 23, 2012. The Series J Warrants allow the holder to purchase up to 5,000,000 shares of common stock at a price of $.70 per share until June 23, 2008. Provided the Series J Warrants have been exercised, the Series D Warrants allow the holder to purchase up to 2,500,000 shares of common stock at a price of $.70 per share until June 23, 2012; the Series E Warrants allow the holder to purchase up to 2,500,000 shares of common stock at a price of $.85 per share until June 23, 2012; and the Series F Warrants allow the holder to purchase up to 2,500,000 shares of common stock at a price of $1.20 per share until April 23, 2012. All of the Warrants sold to Vision Opportunity Master Fund, Ltd. contain anti-dilution protection and other rights. Further, the transaction documents provided that Vision Opportunity Master Fund, Ltd. may not acquire common stock upon conversion of the Series A Convertible Preferred Stock or upon exercise of any warrants to the extent that, upon conversion or exercise the number of shares of common stock beneficially owned would exceed 9.99% of the issued and outstanding share of common stock of MWW. On September 27, 2007, the Fund entered into Amendment No.1 (the "Series F Amendment"), by and among the Issuer and the Fund whereby the

Series F Warrant exercise price was reduced to $0.01 per share. All other terms and provisions of the Series F Warrant remain unmodified and in full force and effect. On September 27, 2007, the Fund entered into Amendment No. 1 (the "Series J Amendment"), by and among the Issuer and the Fund whereby the Series J Warrant exercise price was reduced to $0.50 per share and the Ownership Cap and Exercise Restriction of 9.99% was deleted in its entirety. All other terms and provisions of the Series J Warrant remain unmodified and in full force and effect. Subsequent to the Series J Amendment, the Fund exercised the Series J Warrant for four million (4,000,000) shares of Common Stock of the Issuer at an exercise price of $0.50 leaving the Series J Warrant with one million (1,000,000) shares of Common Stock available for exercise.

On July 11, 2008, the Company entered an Exchange Agreement with holders of Series F Common Stock Purchase Warrants and Series J Common Stock Purchase Warrants. Under the Exchange Agreement, the Company issued 750,000 shares of Series B Convertible Preferred Stock for the cancellation of 3,500,000 Series A Common Stock Purchase Warrants, 3,500,000 Series B Common Stock Purchase Warrants, 3,500,000 Series C Common Stock Purchase Warrants, 2,500,000 Series D Common Stock Purchase Warrants, and 2,500,000 Series E Common Stock Purchase Warrants. In addition, holders exercised 1,000,000 Series J Warrants and 2,500,000 Series F Warrants for $525,000 in exchange for 442,308 shares of Series B Convertible Preferred Stock.

As of September 30, 2008, the Company has 1,192,308 shares of Series B Preferred Stock outstanding.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE.

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

MWW does not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                   September 30,       September 30,
                                       2008                 2007
                                   -------------       -------------
 (i)       Audit Fees              $     194,420       $     113,938
 (ii)      Audit Related Fees             12,000                  --
 (iii)     Tax Fees                       10,000              10,000
 (v)       All Other Fees                     --                  --
                                   -------------       -------------
 Total fees                        $     216,420       $     123,938
                                   =============       =============

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of MWW's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2008 or 2007.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) See the financial statements listed in Item 8.

(b) Exhibits

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

(4)(12) Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock (previously filed on July 17, 2008 as part of a Current Report on Form 8-K of Marketing Worldwide Corporation SEC File No. 0-50586 Accession Number 0001019687-08-003094)

(4)(13) Amendment to Section 7 of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (previously filed on July 17, 2008 as part of a Current Report on Form 8-K of Marketing Worldwide Corporation SEC File No. 0-50586 Accession Number
0001019687-08-003094)

(4)(14) Amendment No. 4 to Series J Warrant and Amendment No. 2 to Series F Warrant (previously filed on July 17, 2008 as part of a Current Report on Form 8-K of Marketing Worldwide Corporation SEC File No. 0-50586 Accession Number 0001019687-08-003094)

(4)(15) Amendment No 1. to the Series F Warrant (filed herewith)

(4)(16) Amendment No 1. to the Series J Warrant (filed herewith)

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

(10)(3) Purchase Agreement MWW and MWWLLC (previously filed on February 11, 2004 as part of the Registration Statement on Form 10-SB12G of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 1019687-4-279).

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

(10)(20) Extension of Employment Agreement with Michael Winzkowski dated October 15, 2006 (previously filed on February 13, 2007 as part of the Form 10-QSB of Marketing Worldwide Corporation SEC File 0-50586 Accession Number
0001019687-7-393)

(10)(21) Extension of Employment Agreement with James Marvin dated October 15, 2006 (previously filed on February 13, 2007 as part of the Form 10-QSB of Marketing Worldwide Corporation SEC File 0-50586 Accession Number
0001019687-7-393)

(10)(22) Marketing Worldwide 2007 Stock & Stock Option Compensation Plan (previously filed on January 31, 2008 as part of Schedule 14A Sec File No. 0-50586 Accession Number 0001019687-08-000394 ) (10)(23) Exchange Agreement
dated as of July 11, 2008, by and between Marketing Worldwide Corporation and Vision Opportunity Master Fund, Ltd. (previously filed on July 17, 2008 as part of a Current Report on Form 8-K of Marketing Worldwide Corporation SEC File No. 0-50586 Accession Number 0001019687-08-003094)

(21) Subsidiaries of Registrant. (filed herewith).

(31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARKETING WORLDWIDE CORPORATION

                                            BY: /s/ MICHAEL WINZKOWSKI
                                                --------------------------------
                                                NAME: MICHAEL WINZKOWSKI
                                                TITLE: CHIEF EXECUTIVE OFFICER
                                                Date: January 13, 2009


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            BY: /s/ MICHAEL WINZKOWSKI
                                                --------------------------------
                                                NAME: MICHAEL WINZKOWSKI
                                                TITLE: CHIEF EXECUTIVE OFFICER,
                                                SECRETARY AND DIRECTOR
                                                Date: January 13, 2009

                                            BY: /s/ JAMES C. MARVIN
                                                --------------------------------
                                                NAME: JAMES C. MARVIN
                                                TITLE: CHIEF FINANCIAL OFFICER
                                                AND DIRECTOR
                                                Date: January 13, 2009