Form 10-Q
period 2008-12-31
MARKETING WORLDWIDE CORP
filed 2009-02-18
CIK 1278363

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


--------------------------------------------------------------------------------


(Mark one)
   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended DECEMBER 31, 2008

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                        Commission File Number: 000-50586

                         MARKETING WORLDWIDE CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         68-0566295
  (State of incorporation)                          (IRS Employer ID Number)

                             2212 GRAND COMMERCE DR.
                             HOWELL, MICHIGAN 48855
                    (Address of principal executive offices)

                                  631-444- 8090
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                         |X|  Yes     |_|  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

       Large accelerated filer   |_|            Accelerated filer  |_|

       Non-accelerated filer     |_|            Smaller reporting company |X|
       (Do not check if a smaller reporting
        company)


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                           |_|  Yes     |X|  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. February 18, 2009: 16,845,091

                         MARKETING WORLDWIDE CORPORATION

                Form 10-Q for the Quarter ended December 31, 2008

                                Table of Contents


                                                                           PAGE
                                                                          ------
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                                2
-----------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          21
------------------------------------------------------------------

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         25
-------------------------------------------------------------------

ITEM 4 - CONTROLS AND PROCEDURES                                            25
--------------------------------

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                  26
--------------------------

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS        26
--------------------------------------------------------------------

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    26
----------------------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                26
------------------------------------------------------------

ITEM 5 - OTHER INFORMATION                                                  26
--------------------------

ITEM 6 - EXHIBITS                                                           27
-----------------

SIGNATURES                                                                  28
----------


                          PART I. FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                         MARKETING WORLDWIDE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   December 31,     September 30,
                                                                       2008             2008
                                                                   -----------      -----------
                                                                   (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                          $   776,793      $ 1,003,071
Accounts receivable                                                  1,073,679        1,150,871
Inventories                                                            985,421        1,107,478
Deferred income taxes                                                  131,366          188,271
Other current assets                                                    70,943          102,577
                                                                   -----------      -----------

  Total current assets                                               3,038,202        3,552,268

Property, plant and equipment, net                                   3,369,267        3,456,624

Other assets:
Other intangible assets                                                102,500          110,000
Capitalized finance costs, net                                         436,698          470,043
Other assets, net                                                       71,579           71,412
                                                                   -----------      -----------

Total assets                                                       $ 7,018,246      $ 7,660,347
                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank line of credits                                               $   648,963      $   400,000
Notes payable and capital leases, current portion                    1,343,809          122,920
Accounts payable                                                       876,535          865,058
Warranty liability                                                     126,983          126,983
Other current liabilities                                              595,870          621,117
                                                                   -----------      -----------
  Total current liabilities                                          3,592,160        2,136,078

Long term debt:
Notes payable, long term                                               643,505        1,886,858
Capital leases, long term                                               32,303           38,230
                                                                   -----------      -----------

Total liabilities                                                    4,267,968        4,061,166

Interest in non-controlling entity                                          --          134,298

Series A convertible preferred stock, $0.001 par value;
3,500,000 shares issued and outstanding                              3,499,950        3,499,950

Stockholders' Deficiency
Series B convertible preferred stock, $0.001 par value,
  10,000,000 authorized; 1,192,308 shares issued and
  outstanding as of December 31, 2008 and  September 30, 2008            1,192            1,192
Common stock, $0.001 par value, 100,000,000 shares authorized;
16,845,091 and 16,545,091 shares issued and outstanding as of
December 31, 2008 and September 30, 2008, respectively                  16,845           16,545

Additional paid in capital                                           9,139,087        8,993,683

Accumulated Deficit                                                 (9,819,986)      (8,961,715)

Accumulated other comprehensive income (loss)                          (86,810)         (84,772)
                                                                   -----------      -----------
  Total stockholders' (deficiency)                                    (749,672)         (35,067)
                                                                   -----------      -----------

Total Liabilities and Stockholders' (Deficiency)                   $ 7,018,246      $ 7,660,347
                                                                   ===========      ===========

See the accompanying notes to the unaudited condensed consolidated financial statements






                             MARKETING WORLDWIDE CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                         Three months ended December 31,
                                                            2008                2007
                                                        -------------      -------------

Sales, net                                              $   1,143,994      $   2,396,864

Services                                                      252,166            336,058
                                                        -------------      -------------

Total revenue                                               1,396,160          2,732,922

Cost of sales:
Cost of goods sold                                            794,145          1,413,785
Cost of services provided                                     126,129            224,279
                                                        -------------      -------------

Total cost of sales                                           920,274          1,638,064

Gross profit                                                  475,886          1,094,858

Operating expenses:
Selling, general and administrative expenses                1,155,115          1,349,771
                                                        -------------      -------------
Loss from operations                                         (679,229)          (254,913)


Financing expenses                                           (232,647)          (120,711)
Other income (expense), net                                    17,307              7,435
                                                        -------------      -------------

Loss before provision for income taxes                       (894,569)          (368,189)

Provision for income taxes (benefit)                               --             (4,388)
                                                        -------------      -------------

Loss before non-controlling entity interest                  (894,569)          (363,801)

Loss (Income)  from non-controlling entity interest            36,298             (9,158)
                                                        -------------      -------------

NET LOSS                                                $    (858,271)     $    (372,959)
                                                        =============      =============

Loss per share, basic                                   $       (0.05)     $       (0.02)
                                                        =============      =============

Loss per share, fully diluted                           $       (0.05)     $       (0.02)
                                                        =============      =============

Weighted average common stock outstanding
    Basic                                                  16,698,352         15,763,080
                                                        =============      =============
    Fully Diluted                                          16,698,352         15,763,080
                                                        =============      =============

Comprehensive loss:
Net Loss                                                $    (858,271)     $    (372,959)
Foreign currency translation loss                              (2,038)             4,192
                                                        -------------      -------------

Comprehensive loss                                      $    (860,309)     $    (368,767)
                                                        =============      =============

See the accompanying notes to the unaudited condensed consolidated financial statements






                             MARKETING WORLDWIDE CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                Three months ended December 31,
                                                                    2008             2007
                                                                 -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                       $  (858,271)     $  (372,959)
Adjustments to reconcile net income (loss) to cash (used in)
   operations:
Depreciation and amortization                                        107,035           98,454
Amortization of deferred financing costs                              33,345           33,346
Fair value of vested employee options                                 65,704               --
Interest in non controlling entity                                   (36,298)           9,158
(Increase) decrease in:
Accounts receivable                                                   77,192         (251,092)
Inventory                                                            122,057         (235,134)
Other current assets                                                  88,539          (20,037)
Other assets                                                            (167)         144,664
Increase (decrease) in:
Accounts payable                                                      91,477          471,252
Other current liabilities                                            (25,247)         (77,577)
                                                                 -----------      -----------
Net cash used in operating activities:                              (334,634)        (199,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                   (12,178)        (456,371)
                                                                 -----------      -----------
Net cash used in investing activities:                               (12,178)        (456,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution by non controlling entity                               (98,000)              --
Proceeds from common stock subscription                                   --        2,000,000
Proceeds from (repayments of) lines of credit                        248,963         (600,000)
Proceeds from (repayments of) notes payable and capital
   leases                                                            (28,391)         (31,708)
                                                                 -----------      -----------

Net cash provided by financing activities                            122,572        1,368,292

Effect of currency rate change on cash:                               (2,038)           4,192

Net (decrease)increase in cash and cash equivalents                (226,278)         716,188
Cash and cash equivalents, beginning of period                     1,003,071        2,270,313
                                                                 -----------      -----------

Cash and cash equivalents, end of period                         $   776,793      $ 2,986,501
                                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest                               $    30,345      $    44,099
                                                                 ===========      ===========
Cash paid during year for taxes                                  $        --      $        --
                                                                 ===========      ===========

NON-CASH TRANSACTIONS:
Common stock issued in settlement of debt                        $    80,000      $        --
                                                                 ===========      ===========

See the accompanying notes to the unaudited condensed consolidated financial statements

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended December 30, 2008, are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2008 financial statements and footnotes thereto included in the Company's SEC Form 10K.

BUSINESS AND BASIS OF PRESENTATION

Marketing Worldwide Corporation (the "Company", "Registrant" or "MWW"), is incorporated under the laws of the State of Delaware in July 2003. The Company is engaged, through its wholly-owned subsidiary, Marketing Worldwide LLC ("MWWLLC"), in the design, import and distribution of automotive accessories for motor vehicles in the automotive aftermarket industry and provides design services for large automobile manufacturers. The Company operates the wholly owned subsidiary Colortek, Inc in Baroda Michigan and Modelworxx GmbH in Munich, Germany.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Marketing Worldwide LLC, Colortek, Inc., MW Global Limited which owns 100% of the outstanding ownership and economical interest in Modelworxx GmbH. Effective January 1, 2005, the consolidated financial Statements also include a variable interest entity (VIE) of which the LLC is the primary beneficiary as further described in Note H. All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

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

The Company defers any revenue for which the product has not been delivered or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

ACCOUNTING FOR BAD DEBT AND ALLOWANCES

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. There was no allowance for doubtful accounts at December 31, 2008 and September 30, 2008.

INVENTORIES

The inventory consists of work in process and finished goods substantially ready for resale purposes. The Company purchases the merchandise on delivered duty paid basis. The amounts for cost of goods sold during the three month periods ended December 31, 2008 and 2007 are removed from inventory on weighted average cost method.


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

ADVERTISING

The Company follows the policy of charging the cost of advertising to expenses as incurred. For the three month periods ended December 31, 2008 and 2007, advertising costs were not material to the statement of income.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

The Company accounts for research and development cost in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Total research and development costs charged to income were $6,992 and $2,573 for the three months ended December 31, 2008 and 2007, respectively.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents totaling 1,100,000 and 10,490,000 at December 31, 2008 and 2007, respectively, were not considered as they would be anti-dilutive and had no impact on loss per share for any periods presented.

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

At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended September 30, 2008 or the three months ended December 31, 2008.

USE OF ESTIMATES

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME (LOSS)

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities (as amended)" (SFAS 133). In accordance with this standard, derivative instruments are recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivative instruments are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in Stockholders' Equity as a component of Accumulated other comprehensive (loss) income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. The Company has designated an interest rate swap that effectively fixes the floating prime-based interest rate on a mortgage obligation as a cash flow hedge. See Note E for more information on the Company's interest rate swap.

FUNCTIONAL CURRENCY

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

The Company did not grant employee options during the three month periods ended December 31, 2008 and 2007. The Company recorded the fair value of the vested portion of previously issued employee options of $65,704 for the three months ended December 31, 2008.


NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), "BUSINESS COMBINATIONS" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "NON-CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)

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

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities" (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FSP No. SFAS No. 142-3,"DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,"GOODWILL AND OTHER INTANGIBLE ASSETS". The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1, "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability
(debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, "DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES." Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE B - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the three month period ended December 31, 2008, the Company incurred a loss of $858,271. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. At September 30, 2008, the Company was in default on its line of credit agreement with its primary secured lender. On January 27, 2009, the primary secured lender notified the Company it was in default of its obligations under the line of credit agreement and commercial mortgage loan secured by first deed of trust on real property to JCMD Properties, LLC. The notification is declaring the debt obligations in default and is therefore entitling the lender to exercise certain rights and remedies, including but not limited to, increasing the interest rate to the default rate and demanding immediate repayment in full of the principal, interest and interest swap outstanding liability. Further, the lender notified the Company that the line of credit maturing on February 1, 2009 will not be renewed and no further advances are available on the line of credit. As of January 27, 2009, the interest rate on the line of credit and commercial loan was increased to Prime plus 4.00% and 2.75%, respectively.

Management is devoting substantially all of its efforts to developing new markets for its products in the United States and Europe and reducing costs of operations and there can be no assurance that the Company's efforts will be successful and no assurance can be given that management's actions will result in profitable operations. In order to improve the Company's liquidity, the Company's management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE C - BANK LINE OF CREDIT

Effective June 2, 2008, the Company's credit line was modified to maximum borrowing limit of $800,000 with Key Bank. The credit facility is set up with an annual renewal provision. The existing credit facility expired on February 1, 2009.

Borrowings under the agreement are collateralized by substantially all the Company's assets. The Company was required to maintain an operating cash flow to fixed charge ratio of 1.5 to 1 at year end. As of September 30, 2008, the Company was in violation of the fixed charge ratio and change of ownership covenant.

As of December 31, 2008, the line of credit remains in default with an outstanding principal balance of $600,000 (see Note K).

In addition, the Company has established a credit facility in Germany for a maximum borrowing limit of 35,000 Euro plus 10,000 Euro overdraft protection ($49,331 and $14,094 USD, respectively) with open expiry date. Interest is at 9.5% per year for the credit facility and 4.5% for overdraft protection. The Credit facility is guaranteed by the President of the Company's subsidiary, Modelworxx GmbH.


NOTE D - NOTES PAYABLE

As of December 31, 2008 and September 30, 2008, notes payable consists of the following:


                                                                                  December 31,    September 30,
                                                                                      2008             2008
     Guarantee for the JCMD Mortgage loan payable in monthly principal installments plus interest. Note secured by first deed of trust on real property and improvements located in Howell, MI. The JCMD General
     Partners personally guaranty the loan. The note is in
     default. (See Note K).                                                        $  697,939     $  703,324

     Guarantee for the JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan is secured by a second deed of trust on real property and improvements located in Howell, MI. The JCMD General
     Partners personally guaranty the loan The note
     is in default.                                                                   568,062        573,328

     Mortgage loan payable in monthly principal installments of $5,633 with a fixed interest rate of 5.98% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary
                                                                                      664,261        670,602

     Note payable in monthly payments of $1,857.54 per month including
     interest at 7.25% per annum, unsecured                                            27,374         32,689
                                                                                   ----------     ----------
                                                                                    1,957,636      1,979,943
     Less current portion                                                           1,314,131         93,085
                                                                                   ----------     ----------
     Long term portion                                                             $  643,505     $1,886,858



Payments for notes payable, including the JCMD loans, for the next five years ending December 31, are as follows:

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE D - NOTES PAYABLE (CONTINUED)

 Year ended December 31,

                  2009     $1,314,131
                  2010         38,198
                  2011         29,850
                  2012         32,254
                  2013        127,899
                 After        415,304
                           ----------
                  Total    $1,957,636


NOTE E CAPITAL LEASE OBLIGATIONS

Automobile and equipment includes the following amounts for capitalized leases at December 31, 2008:

     Automobile and equipment                            $910,403
     Less: Accumulated depreciation and amortization      379,372
                                                         --------
       Net book value:                                   $531,031
                                                         ========

Future minimum lease payments required under the capital leases are as follows:


     Total minimum lease payments                        $ 67,982
     Less:  amount representing interest                    6,001
                                                        ---------
     Subtotal                                              61,981
     Less current portion                                  29,678
                                                         --------
     Long term portion                                   $ 32,303
                                                         ========

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company adopted SFAS 157, as related to financial instruments. SFAS 157 establishes a three-level hierarchy for fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

         o Level 1 - Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.

         o Level 2 - Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.

         o Level 3 - Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

--------------------------------------------------------------------------------

        The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At December 31, 2008, the Company had an interest rate swap contract recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)


                                                   FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2008 USING:
                                              ----------------------------------------------------------
                                               QUOTED PRICES
                                                  IN ACTIVE
                                                 MARKETS FOR        SIGNIFICANT        SIGNIFICANT
                                                 IDENTICAL            OTHER            UNOBSERVABLE
                             DECEMBER 31,         ASSETS            OBSERVABLE             INPUTS
                                 2008            (LEVEL 1)        INPUTS (LEVEL 2)        (LEVEL 3)
                           ----------------- ------------------  -----------------   -------------------
Liabilities:
Interest rate swap         $        119,168                      $        119,168



NOTE F - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of December 31, 2008, the Company has issued and outstanding 3,500,000 shares of Series A preferred stock, 1,192,308 shares of Series B preferred stock and 16,845,091 shares of common stock.

SERIES A PREFERRED STOCK

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


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

PAYMENT OF DIVIDENDS. There are no dividends payable on the Series B Preferred Stock .VOTING RIGHTS The holders of Series B Preferred Stock shall have no voting rights with the exception of the approval relating to increasing the number of outstanding shares of Series A Preferred or modifying the rights of the Series A Preferred Stock.

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


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

As of December 31, 2008, the Company has 1,192,308 shares of Series B Preferred Stock outstanding.

COMMON STOCK

On October 20, 2008, the Company settled with Carter Securities for 300,000 shares of the Company's common stock and the surrender of 490,000 warrants held by Carter to purchase the Company`s common stock at $0.65 per share held by Carter Securities, LLC.

NOTE G - STOCK OPTIONS AND WARRANTS

EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of December 31, 2008:

                 Options Outstanding                              Options Exercisable
 -------------------------------------------------    ------------------------------------------
                                                      Weighted
                                Weighted Average       Average        Weighted       Average
    Exercise      Number      Remaining Contractual   Exercise         Number       Exercise
     Price      Outstanding       Life (Years)          Price        Exercisable      Price
     -----      -----------       ------------          -----        -----------      -----

     $0.26        490,000             4.51              $0.26              --         $0.26
     $0.45        170,000             7.40              $0.45         170,000         $0.45
               ---------------------------------------------------------------------------------
                  660,000             5.50              $0.31         170,000         $0.45

Transactions involving options issued to employees are summarized as follows:

                                                  Weighted Average     Price per
                                                  Number of Shares       Share

Outstanding at October 1, 2007                             170,000        $0.45
Granted                                                    490,000        $0.26
Exercised                                                       --           --
Canceled or expired                                             --           --
Outstanding, September  30, 2008                           660,000         0.31
Granted                                                         --           --
Exercised                                                       --           --
Canceled or expired                                             --           --
Outstanding, December 31, 2008                             660,000        $0.31
                                                           =======        =====

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)

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

The Company recorded as current period expense the vested portions of the above employee options of $65,704 for the three months ended December 31, 2008. As of December 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $58,899.

NON EMPLOYEE OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of December 31, 2008:

                 Options Outstanding                                   Options Exercisable
 ---------------------------------------------------     -------------------------------------------
                                    Weighted Average      Weighted
                                       Remaining           Average      Weighted         Average
    Exercise          Number           Contractual        Exercise      Number           Exercise
      Price        Outstanding        Life (Years)          Price     Exercisable         Price
  -------------    -----------        ------------        --------    -----------        ----------
  $        0.10      1,000,000                3.75           $0.10      1,000,000        $     0.10


Transactions involving options issued to non-employees are summarized as follows:
                                                Weighted Average     Price per
                                                Number of Shares       Share

Outstanding at October 1, 2007                           1,395,000        $0.39
Granted                                                         --           --
Exercised                                                       --           --
Canceled or expired                                             --           --
Outstanding, September  30, 2008                         1,395,000         0.39
Granted
Exercised                                                       --           --
Canceled or expired                                      (395,000)         1.13
Outstanding, December 31, 2008                           1,000,000        $0.10
                                                         =========        =====

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

NON EMPLOYEE OPTIONS (CONTINUED)

As described in Note A above, the Company issued 1,000,000 options to purchase common stock at $0.10 per share for five years to acquire MW Global Limited. The options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield: -0-%; volatility: 282.85%; risk-free rate: 4.23%

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was $219,600 and $200,000, respectively. Aggregate intrinsic value represents the difference between the Company's closing price on the last trading day of the fiscal period, which was $0.30 as of December 31, 2008, and the exercise price multiplied by the number of options outstanding.

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of December 31, 2008:

                     Warrants Outstanding                       Warrants Exercisable
                     --------------------                       --------------------

                                      Weighted Average      Weighted
                                         Remaining           Average      Weighted           Average
     Exercise           Number          Contractual         Exercise       Number            Exercise
      Price          Outstanding        Life (Years)          Price      Exercisable          Price
  --------------     -----------        ------------          -----      -----------     --------------
      $ 0.30              100,000              2.69            $0.30          100,000         $0.30




Transactions involving warrants are summarized as follows:

                                                  Weighted Average     Price per
                                                  Number of Shares       Share

Outstanding at October 1, 2007                          20,490,000        $0.69
Granted                                                    100,000         0.30
Exercised                                              (19,000,000)          --
Canceled or expired                                             --           --
Outstanding, September  30, 2008                         1,590,000         0.54
Granted                                                         --           --
Exercised                                                       --           --
Canceled or expired                                     (1,490,000)        0.55
Outstanding, December 31, 2008                             100,000        $0.49
                                                         =========        =====

During the three months ended December 31, 2008, the Company cancelled 490,000 warrants in connection with a settlement of an outstanding debt obligation.

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

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE H - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (CONTINUED)

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

Included in the Company's consolidated balance sheets at December 31, 2008 and September 30, 2008 are the following net assets of JCMD:

                                                  December 31,     September 30,
                                                      2008            2008
                                                  -----------      -----------
     ASSETS (JCMD)
     Cash and cash equivalents                    $    34,019      $   117,726
     Accounts receivable, prepaid expenses
     and other current assets                          19,400           19,400
                                                  -----------      -----------
     Total current assets                              53,419          137,126
     Property, plant and equipment, net             1,257,824        1,273,824
                                                  -----------      -----------
     Total assets                                   1,311,243        1,410,950

     LIABILITIES:
     Current portion of long term debt              1,266,001           43,570
     Accounts payable and accrued liabilities
                                                      119,168               --
                                                  -----------      -----------
     Total current liabilities                      1,385,169           43,570
     Long term debt                                        --        1,233,082
                                                  -----------      -----------
     Total liabilities                              1,385,169        1,276,652
     Net assets (liabilities)                     $   73,926)     $    134,298

Consolidated results of operations for the three months ended December 31, 2008 and 2007 include the following:

                                              December 31,   December 31,
                                                 2008           2007
                                              ---------      ---------
     Revenues                                 $  39,636      $  38,859

     Cost and expenses - real estate:
     Operating expenses                           8,084          1,789
     Depreciation                                 8,000          8,000
     Financing expenses                         133,776         19,912
                                              ---------      ---------

       Total costs and expenses                 149,860         29,701

     Operating income (loss) -Real estate     $(110,224)     $   9,158
-----------------------------------------------------------------------

                         MARKETING WORLDWIDE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE I - SEGMENT INFORMATION

The Company has one reportable business segment which is operated in two geographic locations.

Those geographic segments are:

* United States * Germany

Information for the three months ended December 31, 2008 and 2007 concerning principal geographic areas is presented below according to the area where the activity is taking place.

                                     December 31,           December 31,
                                         2008                  2007
------------------------------------------------------------------------
     REVENUES:
     United States                   $ 1,132,742           $ 2,290,726
     Germany                             263,418               442,197
                                     -----------           -----------
     Total revenue                     1,396,160             2,732,923

     GROSS PROFIT
     United States                       470,997               953,360
     Germany                              (4,889)              141,498
                                     ------------         -------------
     Total gross profit                  475,886             1,094,858

     OPERATING LOSS:
     United States                      (502,974)             (219,733)
     Germany                            (176,259)              (35,180)
                                     ------------        --------------
     Total operating (loss)          $  (679,233)          $  (254,913)

                                     December 31,         September 30,
                                         2008                 2008
                                     ------------        --------------
     ASSETS
     United States                    $6,436,403            $7,093,088
     Germany                             581,843               567,259
                                      -----------          ------------
     Total asset                      $7,018,246            $7,660,347


     Three months ended December 31, 2008 and 2007:  December 31,   December 31,
                                                        2008             2007
     CAPITAL EXPENDITURES
     United States                                         --          416,242
     Germany                                            12,178          40,129
                                                     ---------       ---------
     Total capital expenditures                       $ 12,178        $456,371

NOTE J - RELATED PARTY TRANSACTIONS

The members of JDMD Properties, LLC made cash distributions of $98,000 during the three months ended December 31, 2008.

NOTE K - SUBSEQUENT EVENTS

At September 30, 2008, the Company was in default on its line of credit agreement with its primary secured lender. On January 27, 2009, the primary secured lender notified the Company it was in default of its obligations under the line of credit agreement and commercial mortgage loan secured by first deed of trust on real property to JCMD Properties, LLC. The notification is declaring the debt obligations in default and is therefore entitling the lender to exercise certain rights and remedies, including but not limited to, increasing the interest rate to the default rate and demanding immediate repayment in full of the principal, interest and interest swap outstanding liability. Further, the lender notified the Company that the line of credit maturing on February 1, 2009 will not be renewed and no further advances are available on the line of credit. As of January 27, 2009, the interest rate on the line of credit and commercial loan was increased to Prime plus 4.00% and 2.75%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKINGSTATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO A NUMBER OF FACTORS, SUCH AS ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AUTOMOTIVE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT LIABILITY, AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED

UNDER QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THOSE FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q

BUSINESS OVERVIEW

Marketing Worldwide Corporation (the "Company", "Registrant" or "MWW"), was incorporated under the laws of the State of Delaware in July 2003. The Company is engaged, through its wholly-owned subsidiary, Marketing Worldwide LLC ("MWWLLC").

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the three months ended December 31, 2008, we used $334,634 of cash flow in operations primarily from our net loss of $858,271; offset by non cash depreciation and amortization charges of $140,380, fair value of options granted of $65,704, minority interest of $(36,298) and net changes in our operating assets and liabilities of $353,851.

INVESTING ACTIVITIES. During the three months ended December 31, 2008, we used $12,178 in cash flows in investing activities by acquiring additional equipment for our operations of $12,178.

FINANCING ACTIVITIES. During the three months ended December 31, 2008, net cash flow provided by financing activities amounted to $122,572. The net cash flow was generated by borrowing $248,963 on our credit lines, offset by our pay down of our notes and leases payable by $28,391 and cash distributions of $98,000 to the members of JCMD Properties LLC.

MWW currently had a $800,000 line of credit, which expired on February 1, 2009 and was used to fund seasonal working capital requirements and other financing needs. MWW pledged all of its inventory, equipment, accounts, and chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan. The Company was required to maintain an operating cash flow to fixed charge ratio of 1.5 to 1 at year end. At September 30, 2008, the Company was in default on its line of credit agreement with its primary secured lender. On January 27, 2009, the primary secured lender notified the Company it was in default of its obligations under the line of credit agreement and commercial mortgage loan secured by first deed of trust on real property to JCMD Properties, LLC. The notification is declaring the debt obligations in default and is therefore entitling the lender to exercise certain rights and remedies, including but not limited to, increasing the interest rate to the default rate and demanding immediate repayment in full of the principal, interest and interest swap outstanding liability. Further, the lender notified the Company that the line of credit maturing on February 1, 2009 will not be renewed and no further advances are available on the line of credit. As of January 27, 2009, the interest rate on the line of credit and commercial loan was increased to Prime plus 4.00% and 2.75%, respectively. The Company is currently negotiating to lower the interest rates for both loans.

Our working capital requirements have increased because of our recent acquisitions and declining sales, the opening of our new facility AutoFX in Elkhart, newly awarded programs and arising program development opportunities to secure additional large customers..

The global credit market crisis has had a dramatic effect on our industry. In the three months ended December 31, 2008, the turmoil in the mortgage and overall credit markets, continued reductions in U.S. housing values, the high likelihood that the United States and Western Europe have entered into a recession and the slowdown of economic growth in the rest of the world, created a substantially more difficult business environment. Vehicle sales in North America contracted severely and the pace of vehicle sales in the rest of the world slowed. Our liquidity position, as well as our operating performance, were negatively affected by these economic and industry conditions and by other financial business factors, many of which are beyond our control. We do not believe it is likely that these adverse economic conditions, and their effect on the automotive industry, will improve significantly in the near term, notwithstanding the unprecedented intervention by the U.S. and other governments in the global banking and financial systems.

As of December 31, 2008, we had a working capital deficit of approximately $553,958. Our registered independent certified public accountants have stated in their report dated January 13, 2009, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations and raise additional capital. These factors among others may raise substantial doubt about our ability to continue as a going concern.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2008 TO THE THREE MONTHS ENDED DECEMBER 31, 2007.

SALES. Net sales during the first quarter 2009 (three months ending December 31, 2008) were $1,396,160 a decrease of $1,336,762, or 48.9 %, compared to
$2,732,922 during the first quarter 2008. This decrease was due a slowdown of manufacturing activities in the automobile industry.

GROSS MARGINS. Gross margins for the first quarter 2009 decreased to 34.1 % from
40.1 % in the same period of 2008 due to pricing constraints and fixed costs embedded in our cost of sales line.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses decreased by $194,656 to $1,155,115 in the first quarter of 2009, compared to $1,349,771 in the first quarter of 2008. The decrease was attributable to operating costs reductions we put into place with the auto industry downturn.

OPERATING LOSS. Operating loss increased by $424,316 to a loss of ($679,229) in the first quarter of 2009, compared to a net operating loss of ($254,913) in the first quarter of 2008. This increase was due to primarily to the factors described above.

FINANCING EXPENSE. For the three months ended December 31, 2008, our financing expense increased to $232,647 from $120,711, an increase of 93 % over the same period prior year. The increase was primarily related to the mark to market adjustment to our interest swap agreement associated with the JCMD Properties, LLC mortgages.

NET LOSS increased by $485,312 to a loss of ($858,271) from a loss of ($372,959).

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies see the Notes to the Financial Statements of our Report on Form 10K. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No.104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's consolidated financial statements.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.


ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2008, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. Previously, the Company disclosed management's determination that deficiencies existed in the Company's internal controls over financial reporting as of September 30, 2008 under criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the Company's annual report on Form 10-K, management determined that control deficiencies existed due to the Company's lack of documented policies and procedures concerning internal controls over financial reporting, the Company's lack of an audit committee; the Company's risk of management override given that our officers have a high degree of involvement in our day to day operations; the Company's lack of documented policies and procedures concerning its policy on fraud, the Company's lack of a documented code of ethics; and the Company's lack of effective separation of duties, which includes monitoring controls, between the members of management.

There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting. In response, the Company has addressed these deficiencies and while it has not eliminated each item, the Company has begun a process to address each identified weakness, such as, hiring an outside CPA consultant who will provide a greater degree of separation of duties, especially Accounts Receivable and Accounts Payable management. Further, the outside CPA consultant will be implementing documented policies and procedures concerning the Company's internal controls over financial reporting, its policy on fraud and code of ethics. Moreover, the Company's board of directors is evaluating the cost vs. benefit of expanding its board to include independent directors and a separate audit committee, as well as methods to implement sufficient monitoring controls among a small number of executives.

As a result of our limited financial resources, we do not anticipate that we will be in a position to engage accounting personnel or a senior financial officer in the foreseeable future. Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may continue to adversely affect our ability to timely file our quarterly and annual reports.

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of December 31, 2008, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no current legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the quarter.

ITEM 5. OTHER INFORMATION

None.

                                ITEM 6. EXHIBITS

(a) EXHIBIT(S) DESCRIPTION

                                  Exhibits
                                  --------
     (3)(i) Certificate of Incorporation * (3)(ii) Bylaws *
     (4)(1) Form of Common Stock Certificate *
     (4)(2) Common Stock Purchase Warrant with Wendover Investments Limited *
     (4)(3) Stock Option Agreement with Richard O. Weed *
     (5) Opinion on Legality *****
     (10)(1) Consulting Agreement with Rainer Poertner ***
     (10)(2) Fee Agreement with Weed & Co. LLP *
     (10)(3) Purchase Agreement MWW and MWWLLC *
     (10)(4) Amendment to Purchase Agreement between MWW and MWWLLC **
     (10)(5) Employment Agreement with CEO Michael Winzkowski **
     (10)(6) Employment Agreement with COO/CFO James Marvin **
     (10)(7) Loan Agreement with Key Bank N.A. ***
     (10)(8) Amendment to Consulting Agreement with Rainer Poertner ***
     (10)(10) Real Property Lease Agreement for 11224 Lemen Road, Suite A ****
     (10)(11) Real Property Lease Agreement for 11236 Lemen Road ****
     (10)(12) Supplier and Warranty Agreement ****
     (10)(13) Business Loan Agreement April 4, 2006 with KeyBank N.A. ******
     (10)(14) Supplier and Warranty Agreement ****
     (10)(15) Blanket Purchase Order, Non-Disclosure and Confidentiality Agreement ******
     (10)(16) Lease Agreement and Amendment to Lease Agreement with JCMD Properties, LLC ******
     (10)(17) Consulting Agreement with Rainer Poertner dated July 1, 2006
     ******
     (10)(18) Waiver of Cashless Exercise Provisions in Warrant by Wendover Investments Ltd. *******
     (10)(19) Waiver of Cashless Exercise Provisions in Stock Option by Richard
     O. Weed *******
     (10)(20) Extension of Employment Agreement with Michael Winzkowski dated October 15, 2006
     (10)(21) Extension of Employment Agreement with James Marvin dated (21) Subsidiaries of Registrant *
     (31)(1) Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act of 2002.
     (31)(2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     (32)(1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.
     (32)(2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.

---------

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

                                  MARKETING WORLDWIDE CORPORATION
                                            (Registrant)

(Date): February 18, 2009         By:  /S/ JAMES MARVIN
                                       -----------------------------------------
                                       James Marvin
                                       Vice President Finance,
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

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