Form 10-Q
period 2009-03-31
MARKETING WORLDWIDE CORP
filed 2009-05-15
CIK 1278363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                           ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. May 15, 2009: 16,845,091

MARKETING WORLDWIDE CORPORATION

Form 10-Q for the Quarter ended March 31, 2009

Table of Contents

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$260,085	$1,003,071
Accounts receivable, net	621,538	1,150,871
Inventories	945,336	1,107,478
Deferred income taxes	80,470	188,271
Other current assets	67,400	102,577
Total current assets	1,974,829	3,552,268

Property, plant and equipment, net	3,292,694	3,456,624

Other assets:
Other intangible assets	95,000	110,000
Capitalized finance costs, net	404,078	470,043
Other assets, net	8,910	71,412

Total assets	$5,775,511	$7,660,347

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Bank line of credits	$602,050	$400,000
Notes payable and capital leases, current portion	1,337,290	1,356,002
Accounts payable	597,028	865,058
Warranty liability	126,983	126,983
Other current liabilities	613,419	621,117
Total current liabilities	3,276,770	3,369,160

Long term debt:
Notes payable, long term	630,410	653,776
Capital leases, long term	30,110	38,230

Total liabilities	3,937,290	4,061,166

Interest in non-controlling entity	-	134,298

Series A convertible preferred stock, $0.001 par value; 3,500,000 shares issued and outstanding	3,499,950	3,499,950

Stockholders' Equity (Deficiency)
Series B convertible preferred stock, $0.001 par value, 10,000,000 authorized; 1,192,308 shares issued and outstanding as of March 31, 2009 and September 30, 2008	1,192	1,192
Common stock, $0.001 par value, 100,000,000 shares authorized; 16,845,091 and 16,545,091 shares issued and outstanding as of March 31, 2009 and September 30, 2008, respectively	16,845	16,545
Additional paid in capital	9,165,966	8,993,683
Accumulated deficit	(10,753,704)	(8,961,715)
Accumulated other comprehensive income (loss)	(92,028)	(84,772)
Total stockholders' equity (deficiency)	(1,661,729)	(35,067)

Total Liabilities and Stockholders' Equity (Deficiency)	$5,775,511	$7,660,347

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
		(Restated)		(Restated)
Revenue:
Sales, net	$599,131	$1,760,966	$1,743,125	$4,157,831
Services	27,247	532,514	279,413	868,572
Total revenue	626,378	2,293,480	2,022,538	5,026,403

Cost of sales:
Cost of goods sold	298,265	1,059,294	1,092,410	2,716,564
Cost of services provided	266,869	369,644	392,998	593,923
Total cost of sales	565,134	1,428,938	1,485,408	3,310,487

Gross profit	61,244	864,542	537,130	1,715,916

Operating expenses:
Selling, general and administrative expenses	906,007	936,782	2,061,122	2,043,068

Loss from operations	(844,763)	(72,240)	(1,523,992)	(327,152)

Financing expenses	(27,578)	(43,017)	(181,475)	(84,978)
Other income (expense), net	9,373	(10,752)	26,680	(3,317)

Loss before provision for income taxes	(862,968)	(126,009)	(1,678,787)	(415,447)

Provision for income taxes (benefit)	-	(114)	-	(4,502)

Loss before minority interest	(862,968)	(125,895)	(1,678,787)	(410,945)

Income (Loss) from minority interest	8,000	(21,644)	44,298	(30,802)

Net loss	(854,968)	(147,539)	(1,634,489)	(441,747)

Preferred stock dividend	(78,750)	(78,750)	(157,500)	(157,500)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(933,718)	$(226,289)	$(1,791,989)	$(599,247)

Loss per share, basic	$(0.05)	$(0.01)	$(0.11)	$(0.03)

Loss per share, fully diluted	$(0.05)	$(0.01)	$(0.11)	$(0.03)

Weighted average common stock outstanding
Basic	16,698,352	15,893,228	16,770,915	15,827,798
Fully Diluted	16,698,352	15,893,228	16,770,915	15,827,798

Comprehensive loss:
Net Loss	$(933,718)	$(226,289)	$(1,791,989)	$(599,247)
Foreign currency translation loss	(5,218)	26,942	(7,256)	31,134

Comprehensive loss	$(938,936)	$(199,347)	$(1,799,245)	$(568,113)

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended March 31,
	2009	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,634,489)	$(441,747)
Adjustments to reconcile net income (loss) to cash (used in) operations:
Depreciation and amortization	228,924	207,912
Amortization of deferred financing costs	65,965	66,691
Fair value of vested employee options	92,583	-
Interest in non controlling entity	(44,298)	30,802
(Increase) decrease in:
Accounts receivable	529,333	(883,526)
Inventory	162,142	(406,427)
Other current assets	142,978	(10,889)
Other assets	62,502	(12,896)
Increase (decrease) in:
Accounts payable	(345,530)	458,256
Other current liabilities	(7,698)	(503,576)
Net cash used in operating activities:	(747,588)	(1,495,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(49,994)	(498,566)
Net cash used in investing activities:	(49,994)	(498,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution by non controlling entity	(90,000)	(31,893)
Proceeds from common stock subscription	-	2,000,000
Proceeds from (repayments of) lines of credit	202,050	(600,000)
Repayments of notes payable and capital leases	(50,198)	(75,678)
Net cash provided by financing activities	61,852	1,292,429

Effect of currency rate change on cash:	(7,256)	31,134

Net (decrease) in cash and cash equivalents	(742,986)	(670,403)
Cash and cash equivalents, beginning of period	1,003,071	2,270,313

Cash and cash equivalents, end of period	$260,085	$1,599,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$47,814	$84,978
Cash paid during year for taxes	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued in settlement of debt	$80,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six months period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2008 financial statements and footnotes thereto included in the Company's SEC Form 10K.

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
MARCH 31, 2009

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

ACCOUNTING FOR BAD DEBT AND ALLOWANCES

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. There was no allowance for doubtful accounts at March 31, 2009 and September 30, 2008.

INVENTORIES

The inventory consists of work in process and finished goods substantially ready for resale purposes. The Company purchases the merchandise on delivered duty paid basis. The amounts for cost of goods sold during the three and six month periods ended March 31, 2009 and 2008 are removed from inventory on weighted average cost method.

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

ADVERTISING

The Company follows the policy of charging the cost of advertising to expenses as incurred. For the six month periods ended March 31, 2009 and 2008, advertising costs were not material to the statement of income.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents totaling 1,490,000 and 3,500,000 at March 31, 2009 and 2008, respectively, were not considered as they would be anti-dilutive and had no impact on loss per share for any periods presented.

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

At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended September 30, 2008 or the six months ended March 31, 2009.

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
MARCH 31, 2009

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. The carrying amount for the Series A convertible preferred stock approximate fair value.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

The Company did not grant employee options during the six month periods ended March 31, 2009 and 2008. The Company recorded the fair value of the vested portion of previously issued employee options of $92,583 for the six months ended March 31, 2009.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 141R in 2009 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. . Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 in 2009 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company does not expect the adoption of EITF 07-1 in 2009 will have a material effect on its consolidated financial position, results of operations or cash flows

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company does not expect the adoption of SFAS No. 161 in 2009 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE B - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the six month period ended March 31, 2009, the Company incurred a loss of $1,634,489. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C - BANK LINE OF CREDIT

The Company had a line of credit with a maximum borrowing limit of $800,000 with Key Bank.  Borrowings under the agreement are collateralized by substantially all the Company's assets. At September 30, 2008, the Company was in default on its line of credit agreement.

On January 27, 2009, the Key Bank notified the Company it was in default of its obligations under the line of credit agreement and commercial mortgage loan secured by second deed of trust on real property to JCMD Properties, LLC. The notification is declaring the debt obligations in default and is therefore entitling the lender to exercise certain rights and remedies, including but not limited to, increasing the interest rate to the default rate and demanding immediate repayment in full of the principal, interest and interest swap outstanding liability.  Further, the lender notified the Company that the line of credit maturing on February 1, 2009 will not be renewed and no further advances are available on the line of credit. As of January 27, 2009, the interest rate on the line of credit and commercial loan was increased to Prime plus 4.00% and 2.75%, respectively.

The existing credit facility expired on February 1, 2009.  As of March 31, 2009, the line of credit remains in default with an outstanding principal balance of $600,000.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE D - NOTES PAYABLE

As of March 31, 2009 and September 30, 2008, notes payable consists of the following:

	March 31, 2009	September 30, 2008
Guarantee for the JCMD Mortgage loan payable in monthly principal installments plus interest. Note secured by first deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guaranty the loan. The note is in default.	$692,554	$703,324

Guarantee for the JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan is secured by a second deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guaranty the loan The note is in default.	562,728	573,328

Mortgage loan payable in monthly principal installments of $5,633 with a fixed interest rate of 5.98% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary	657,545	670,602

Note payable in monthly payments of $1,857.54 per month including interest at 7.25% per annum, unsecured	29,732	32,689
	1,942,559	1,979,943
Less current portion	1,312,149	1,326,167
Long term portion	630,410	$653,776

NOTE D - NOTES PAYABLE (CONTINUED)

Payments for notes payable, including the JCMD loans, for the next five years ending March 31, are as follows:

 Year ended March 31,

2010	$1,312,149
2011	29,850
2012	32,254
2013	34,424
2014 and thereafter	533,882
Total	$1,942,559

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE E CAPITAL LEASE OBLIGATIONS

Automobile and equipment includes the following amounts for capitalized leases at March 31, 2009:

Automobile and equipment	$910,403
Less: Accumulated depreciation and amortization	364,716
Net book value:	$545,687

Future minimum lease payments required under the capital leases are as follows:

Total minimum lease payments	$58,385
Less: amount representing interest	3,133
Subtotal	55,252
Less current portion	25,142
Long term portion	$30,110

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS 157, as related to financial instruments. SFAS 157 establishes a three-level hierarchy for fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•	Level 1 - Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.

•
Level 2 - Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 - Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

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

		Fair Value Measurements at March 31, 2009 Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$109,637		$109,637

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE F - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of March 31, 2009, the Company has issued and outstanding 3,500,000 shares of Series A preferred stock, 1,192,308 shares of Series B preferred stock and 16,845,091 shares of common stock.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE F - CAPITAL STOCK (continued)

SERIES A PREFERRED STOCK (continued)

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Series A Preferred Stock. The Company allocated a portion of the proceeds equal to the fair value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a charge as a preferred stock dividend. The fair value of the warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: Dividend yield: $-0-; Volatility: 146.64%, risk free rate: 4.55%.

The Series A Preferred Stock includes certain redemption features allowing the holders the right, at the holder’s option, to require the Company to redeem all or a portion of the holder’s shares of Series A Preferred Stock upon the occurrence of a Major Transaction or Triggering Event.  Major Transaction is defined as a consolidation or merger; sale or transfer of more than 50% of the Company assets or transfer of more than 50% of the Company’s common stock.  A Triggering Event is defined as a lapse in the effectiveness of the related registration statement; suspension from listing; failure to honor for conversion or going private.

SFAS 150 requires mandatorily redeemable financial instruments be classified outside of equity unless the redemption is required only upon liquidation or termination of the reporting entity.  Although SFAS 150 also states that if a financial instrument embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable –and therefore becomes a liability-if that event occurs…, per Topic D-98 requires securities with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity.

SERIES B PREFERRED STOCK

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

PAYMENT OF DIVIDENDS. There are no dividends payable on the Series B Preferred Stock.

VOTING RIGHTS The holders of Series B Preferred Stock shall have no voting rights with the exception of the approval relating to increasing the number of outstanding shares of Series A Preferred or modifying the rights of the Series A Preferred Stock.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE F - CAPITAL STOCK (continued)

SERIES B PREFERRED STOCK (continued)

As of March 31, 2009, the Company has 1,192,308 shares of Series B Preferred Stock outstanding.

COMMON STOCK

On October 20, 2008, the Company settled with Carter Securities for 300,000 shares of the Company's common stock and the surrender of 490,000 warrants held by Carter to purchase the Company’s common stock at $0.65 per share held by Carter Securities, LLC.

NOTE G - STOCK OPTIONS AND WARRANTS

EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining	Weighted Average	Weighted	Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.26	490,000	4.26	$0.26	-	$0.26
$0.45	170,000	7.15	$0.45	170,000	$0.45
	660,000	5.25	$0.31	170,000	$0.45

Transactions involving options issued to employees are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2007	170,000	$0.45
Granted	490,000	$0.26
Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2008	660,000	0.31
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, March 31, 2009	660,000	$0.31

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

EMPLOYEE STOCK OPTIONS (CONTINUED)

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

The Company recorded as current period expense the vested portions of the above employee options of $92,583 for the six months ended March 31, 2009. As of March 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was $32,019.

NON EMPLOYEE OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non- employees of the Company as of March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.10	1,000,000	3.50	$0.10	1,000,000	$0.10

Transactions involving options issued to non-employees are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2007	1,395,000	$0.39
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2008	1,395,000	0.39
Granted
Exercised	-	-
Canceled or expired	(395,000)	1.13
Outstanding, March 31, 2009	1,000,000	$0.10

As described in Note A above, the Company issued 1,000,000 options to purchase common stock at $0.10 per share for five years to acquire MW Global Limited. The options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield: -0-%; volatility: 282.85%; risk-free rate: 4.23%

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2009 and 2008 was $204,700 and $190,000, respectively. Aggregate intrinsic value represents the difference between the Company's closing price on the last trading day of the fiscal period, which was $0.29 as of March 31,, 2009, and the exercise price multiplied by the number of options outstanding.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of March 31, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.30	100,000	2.44	$0.30	100,000	$0.30

Transactions involving warrants are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2007	20,490,000	$0.69
Granted	100,000	0.30
Exercised	(3,500,000)	-
Canceled or expired	(15,500,000)	-
Outstanding, September 30, 2008	1,590,000	0.54
Granted	-	-
Exercised	-	-
Canceled or expired	(1,490,000)	0.65
Outstanding, March 31, 2009	100,000	$0.49

During the six months ended March 31, 2009, the Company cancelled 490,000 warrants in connection with a settlement of an outstanding debt obligation.

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

Based on the terms of the lending agreement with the above entity, the Company determined that JCMD was a variable interest entity ("VIE") and the Company was the primary based on the terms of the lending agreement with the above entity, the Company determined that JCMD was a variable interest entity ("VIE") and the Company was the primary beneficiary under FIN No. 46 since JCMD does not have sufficient equity at risk for the entity to finance its activities.

FIN No. 46 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. Accordingly, the Company adopted FIN No. 46 and consolidated JCMD as a VIE, regardless of the Company not having an equity interest in JCMD.

Included in the Company's consolidated balance sheets at March 31, 2009 and September 30, 2008 are the following net assets of JCMD:

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE H - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (continued)

	March 31, 2009	September 30, 2008
ASSETS (JCMD)
Cash and cash equivalents	$41,772	$117,726
Accounts receivable, prepaid expenses and other current assets	-	19,400
Total current assets	41,772	137,126
Property, plant and equipment, net	1,277,224	1,273,824
Total assets	1,318,996	1,410,950

LIABILITIES:
Current portion of long term debt	1,255,282	43,570
Accounts payable and accrued liabilities	109,637	-
Total current liabilities	1,364,919	43,570
Long term debt	-	1,233,082
Total liabilities	1,364,919	1,276,652
Net assets (liabilities)	$(45,923)	$134,298

Consolidated results of operations for the six months ended March 31, 2009 and 2008 include the following:

	March 31, 2009	March 31, 2008
Revenues	$83,322	$91,448

Cost and expenses – real estate:
Operating expenses	17,975	6,928
Depreciation	16,000	16,000
Interest, net	139,567	37,718
Total costs and expenses	173,542	60,646

Operating income (loss) -Real estate	$(90,220)	$30,802

During the six months ended March 31, 2009 and 2008, JCMC Properties LLC issued cash distributions to its members totaling $90,000 and $31,893, respectively.

NOTE I - SEGMENT INFORMATION

The Company has one reportable business segment which is operated in two geographic locations.

Those geographic segments are:

* United States (including Canada) * Germany

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE I - SEGMENT INFORMATION (continued)

Information for the six months ended March 31, 2009 and 2008 concerning principal geographic areas is presented below according to the area where the activity is taking place.

	March 31, 2009	March 31, 2008
Revenues:
United States	$1,706,681	$3,965,782
Germany	315,857	1,060,621
Total revenue	2,022,538	5,026,403

Gross Profit
United States	662,844	1,387,493
Germany	(125,714)	328,423
Total gross profit	537,130	1,715,916

Operating loss:
United States	(1,081,436)	(222,369)
Germany	(442,556)	(104,783)
Total operating (loss)	$(1,523,992)	$(327,152)

	March 31, 2009	September 30, 2008
Assets
United States	$5,442,504	$8,433,579
Germany	333,007	890,891
Total asset	5,775,511	9,324,470

Six months ended March 31, 2009 and 2008:	March 31, 2009	March 31, 2008
Capital Expenditures
United States	29,328	458,437
Germany	20,666	40,129
Total capital expenditures	$49,994	$498,566

NOTE J - RELATED PARTY TRANSACTIONS

The members of JDMD Properties, LLC made cash distributions of $90,000 and $31,893 during the six months ended March 31, 2009 and 2008, respectively.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE K – RESTATEMENT

The effect of these adjustments is a reclassification from interest expense to preferred stock dividend on the face of the Statements of Operations.  There was no effect on cash flows from operating, investing or financing for either period although presented for line items changes within each category.

The following tables summarize the effects of these adjustments on the Company’s unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2008 and the condensed consolidated statements of cash flows for the six months ended March 31, 2008.

Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2008

	As Previously
	Reported	Adjustment	Reference		As Restated

Revenue	$2,293,480		$		$2,293,480
Cost of sales	$1,428,938		$		$1,428,938
Gross profit	$864,542	$-			$864,542

Operating expenses	$936,782	$-			$936,782

Loss from operations	$(72,240)				(72,240)

Other income (expense)
Financing costs	$(121,767)	$78,750		a	$(43,017)
Other income (expense)	$(10,752)		$		$(10,752)

Net loss before income taxes	$(204,759)	$78,750			$(126,009)

Provision for income taxes	$(114)	$-			$(114)

Net loss before minority interest	$(204,645)	$78,750			$(125,895)

Loss from minority interest	$(21,644)				(21,644)

Net loss	$(226,289)	$78,750			$(147,539)

Preferred dividend	$-	$(78,750)		a	$(78,750)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(226,289)	$-			$(226,289)

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE K – RESTATEMENT (continued)

Condensed Consolidated Statement of Operations
For the Six Months Ended March 31, 2008

	As Previously
	Reported	Adjustment	Reference		As Restated

Revenue	$5,026,403		$		$5,026,403
Cost of sales	$3,310,487		$		$3,310,487
Gross profit	$1,715,916	$-			$1,715,916

Operating expenses	$2,043,068	$-			$2,043,068

Loss from operations	$(327,152)				(327,152)

Other income (expense)
Financing costs	$(242,478)	$157,500		a	$(84,978)
Other income (expense)	$(3,317)		$		$(3,317)

Net loss before income taxes	$(572,947)	$157,500			$(415,447)

Provision for income taxes	$(4,502)	$-			$(4,502)

Net loss before minority interest	$(568,445)	$157,500			$(410,945)

Loss from minority interest	$(30,802)				(30,802)

Net loss	$(599,247)	$157,500			$(441,747)

Preferred dividend	$-	$(157,500)		a	$(157,500)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(599,247)	$-			$(599,247)

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE K – RESTATEMENT (continued)

Condensed Consolidated Statement of Cash Flows
For the Six Months Ended March 31, 2008

	As Previously
	Reported	Adjustment	Reference		As Restated
Cash flows from operating activities:
Net loss for the period	$(599,247)	$157,500		a		$(441,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$207,912		$			$207,912
Amortization of deferred financing costs	$66,691		$			$66,691
Interest in non controlling entity	$30,802		$			$30,802
(Increase) decrease in:
Accounts receivable	$(883,526)		$			$(883,526)
Inventory	$(406,427)		$			$(406,427)
Other assets	$(23,785)		$			$(23,785)
Increase (decrease) in:
Accounts payable and accrued liabilities	$112,180	$(157,500)		a		$(45,320)
Net cash used in operating activities	(1,495,400)	-				(1,495,400)

Cash flows from investing activities:
Purchase of property, plant and equipment	$(498,566)		$			$(498,566)
Net cash used in investing activities	$(498,566)	$-				$(498,566)

Cash flows from financing activities:
Distribution by non-controlling entity	$(31,893)		$			$(31,893)
Proceeds from common stock subscription	$2,000,000		$			$2,000,000
Proceeds from of lines of credit	$(600,000)		$			$(600,000)
Repayments of notes payable and capital leases	$(75,678)		$			$(75,678)
Net cash provided by financing activities	$1,292,429	$-				$1,292,429

Effect of currency rate change on cash:	$31,134					31,134

Net decrease in cash	$(670,403)		$			$(670,403)
Cash at beginning of period	$2,270,313		$			$2,270,313
	$		$		$
Cash at end of period	$1,599,910	$-				$1,599,910

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE K – RESTATEMENT (continued)

(a) reclassification of preferred stock dividend from financing costs to preferred stock dividend.

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

Since its inception, the company's  businsess plan has planned for  an ongoing expansion of MWW's infrastructure and staff and warranted the diversification and expansion of its activities into the design and engineering of its products in the US and Europe. The company has also continued to increase vertical integration in manufacturing, in order to address newly arising market opportunities. Drawing from the experience of its principals, consultants and management team, strategically utilizing longstanding relationships in the industry, the company has steadily expanded its design services, product range, client and employees/contractor base and is currently aggressively pursuing the expansion of its client roster, in addition to its existing major clients such as South East Toyota, Gulf States Toyota and Toyota Canada. In its effort for more vertical integration, the Company has acquired Colortek, a "Class A" painting facility in Baroda, Michigan, Modelworxx GmbH in Munich Germany and has commenced operation with a new "Class A" painting facility in Elkhart, Indiana.

The Company has established initial relationships with several new major foreign and domestic automobile manufacturers, has recently begun delivering accessory programs to KIA Motors America and has received additional Request for Quotes from Toyota Canada, BMW, Ford Motor, VW, KIA Motors, MOBIS (KIA and Hyundai) and Nissan. MWW has been delivering product directly to the Toyota Motor Manufacturing Corporation assembly plant in Canada for nearly twenty six (26) months and has been awarded new programs to be delivered to Toyota Canada International. Through our wholly owned subsidiary Modelworxx in Germany we have begun to manufacture and deliver products to Toyota Europe and are currently in the process to expand our design and logistics services in Germany. We have expanded the number of products designed in Germany for sale to other European automobile manufacturers and our large customers in the US. Through Modelworxx, we will also provide our US produced products for sale to European customers.. We are in various stages of seeking to provide our accessory programs to other major foreign and domestic automobile manufacturers such as Ford, GM, Nissan, Subaru and Hyundai in the US and several large manufacturers and distributors throughout Europe.

SEASONALITY. Historically, our operating results have fluctuated by quarter to quarter, with the greatest sales occurring in the quarters of the fiscal year with the largest number of automobile manufacturers new model releases. Revenues are generally being recognized at the time of product shipment. It is in these quarters of new model releases that demand for our products is typically the highest.  Our business is currently negatively impacted by the  general downturn in the automotive industry. As we expand our business globally, we expect to better able to mitigate these impacts.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the six months ended March 31, 2009, we used $747,588 of cash flow in operations primarily from our net loss of $1,634,489; offset by non cash depreciation and amortization charges of $294,889, fair value of options granted of $92,583, non controlling interest of $ 44,298 and net changes in our operating assets and liabilities of $543,727.

INVESTING ACTIVITIES. During the six months ended March 31, 2009, we used $49,994 in cash flows in investing activities by acquiring additional equipment for our operations for the quarter ending March 31, 2009.

FINANCING ACTIVITIES. During the six ended March 31, 2009, we received $202,050 from borrowing on our line of credit, net with payments towards our notes payable and capital leases and distribution from the non controlling entity.

MWW currently had a $800,000 line of credit, which expired on February 1, 2009 and was used to fund seasonal working capital requirements and other financing needs. MWW pledged all of its inventory, equipment, accounts, and chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan. The Company was required to maintain an operating cash flow to fixed charge ratio of 1.5 to 1 at year end. At September 30, 2008, the Company was in default on its line of credit agreement with its primary secured lender. On January 27, 2009, the primary secured lender notified the Company it was in default of its obligations under the line of credit agreement and commercial mortgage loan secured by second deed of trust on real property to JCMD Properties, LLC. The notification is declaring the debt obligations in default and is therefore entitling the lender to exercise certain rights and remedies, including but not limited to, increasing the interest rate to the default rate and demanding immediate repayment in full of the principal, interest and interest swap outstanding liability. Further, the lender notified the Company that the line of credit maturing on February 1, 2009 will not be renewed and no further advances are available on the line of credit. As of January 27, 2009, the interest rate on the line of credit and commercial loan was increased to Prime plus 4.00% and 2.75%, respectively. The Company is currently negotiating to lower the interest rates for both loans.

Our working capital requirements have increased because of our recent acquisitions and declining sales, the opening of our new facility AutoFX in Elkhart, newly awarded programs and arising program development opportunities to secure additional large customers..

The global credit market crisis has had a dramatic effect on our industry. In the three months ended March31, 2009, the turmoil in the mortgage and overall credit markets, continued reductions in U.S. housing values, the high likelihood that the United States and Western Europe have entered into a recession and the slowdown of economic growth in the rest of the world, created a substantially more difficult business environment. Vehicle sales in North America contracted severely and the pace of vehicle sales in the rest of the world slowed. Our liquidity position, as well as our operating performance, were negatively affected by these economic and industry conditions and by other financial business factors, many of which are beyond our control. We do not believe it is likely that these adverse economic conditions, and their effect on the automotive industry, will improve significantly in the near term, notwithstanding the unprecedented intervention by the U.S. and other governments in the global banking and financial systems.

As of March 31, 2009, we had a working capital deficit of $1,301,941.

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

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 TO THE THREE MONTHS ENDED MARCH 31, 2008.

SALES. Net sales during the second quarter 2009 (three months ending March 31, 2009) were $626,378 a decrease of $1,667,102, or 72.6%, compared to $2,293,480 during the second quarter 2008. This decrease was due an unprecedented slowdown of manufacturing activities in the global automobile industry.

GROSS MARGINS. Gross margins for the second quarter 2009 decreased to 9.7% from 37% in the same period of 2008 due to pricing constraints and fixed costs embedded in our cost of sales.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses decreased by $30,775 to $906,007 in the second quarter of 2009, compared to $936,782 in the second quarter of 2008. The decrease was attributable to operating costs reductions we put into place with the auto industry downturn.

OPERATING LOSS. Operating loss increased by $772,523 to a loss of ($844,763) in the second quarter of 2009, compared to a net operating loss of ($72,240) in the second quarter of 2008. This increase was due primarily to the factors described above.

FINANCING EXPENSE. For the three months ended March 31, 2009, our financing expense decreased to $27,578 from $43,017, an decrease of 35.8% over the same period prior year.

NET LOSS increased by $707,429 to a loss of ($854,968) from a loss of ($147,539).

INTERIM RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2009 TO THE SIX MONTHS ENDED MARCH 31,
2008.

SALES. Net sales during the six months ending March 31, 2009 were $2,022,538, a decrease of $3,003,865, or 59.7%, compared to $5,026,403 during the six months ending March 31, 2008. This decrease was due to the unprecedented automotive slow down in North America and Europe.

GROSS MARGINS. Gross margins for the six months ending March 31, 2009 were $537,130 as compared to $1,715,916 for the six months ending March 31, 2008 a decrease from 34.1% to 26.5% in the same period of 2008. This was due to fixed costs associated with production and services and a reduction in Sales.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses increased by $18,054 to $2,061,122 in the six months ending March 31, 2009, compared to $2,043,068 in the same period of 2008. The increase was attributable to an increase in marketing expenditures, offset by other cost cutting measures.

OPERATING INCOME. Operating income decreased by $1,196,840 to a loss of ($1,523,992) in the six months ending March 31, 2009, compared to a net operating loss of ($327,152) in the six month ending March 31, 2008. This decrease was due to primarily to the economic slow down, fixed costs and the reduction in service and product sales.

FINANCING EXPENSE. For the six months ended March 31, 2009, our interest expense increased to $181,475 from $84,978, an increase of 53.1% over the same period prior year.

NET INCOME (LOSS) increased by $1,192,742 to a loss of ($1,634,489) from a loss of ($441,747),

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2009,  the Company's management carried out an evaluation, under the supervision of the  Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. Previously, the Company disclosed management's determination that deficiencies existed in the Company's internal controls over financial reporting as of September 30, 2008 under criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the Company's annual report on Form 10-K, management determined that control deficiencies existed due to the Company's lack of documented policies and procedures concerning internal controls over financial reporting, the Company's lack of an audit committee; the Company's risk of management override given that our officers have a high degree of involvement in our day to day operations; the Company's lack of documented policies and procedures concerning its policy on fraud, the Company's lack of a documented code of ethics; and the Company's lack of effective separation of duties, which includes monitoring controls, between the members of management.

There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting. In response, the Company has addressed these deficiencies and while it has not  eliminated each item, the Company has begun a process to address each identified  weakness, such as, hiring an outside CPA consultant who will provide a greater  degree of separation of duties, especially Accounts Receivable and Accounts Payable  management.  Further, the outside CPA consultant will be implementing documented  policies and procedures concerning the Company’s internal controls over financial  reporting, its policy on fraud and code of ethics. Moreover, the Company’s board of  directors is evaluating the cost vs. benefit of expanding its board to include  independent directors and a separate audit committee, as well as methods to implement  sufficient monitoring controls among a small number of executives.

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

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that  the Company's disclosure controls and procedures were not effective, as of March 31, 2009,  for the purposes of recording, processing, summarizing, and timely reporting material  information required to be disclosed in reports filed by the Company under the Securities  Exchange Act of 1934.

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
(10)(12) Supplier and Warranty Agreement ****
(10)(13) Business Loan Agreement April 4, 2006 with KeyBank N.A. ******
(10)(14) Supplier and Warranty Agreement ****
(10)(15) Blanket Purchase Order, Non-Disclosure and Confidentiality Agreement ******
1(0)(16) Lease Agreement and Amendment to Lease Agreement with JCMD Properties, LLC ******
(10)(17) Consulting Agreement with Rainer Poertner dated July 1, 2006 ******
(10)(18) Waiver of Cashless Exercise Provisions in Warrant by Wendover Investments Ltd. *******
(10)(19) Waiver of Cashless Exercise Provisions in Stock Option by Richard O. Weed *******
(10)(20) Extension of Employment Agreement with Michael Winzkowski dated October 15, 2006
(10)(21) Extension of Employment Agreement with James Marvin dated (21) Subsidiaries of Registrant *
(31)(1) Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act of 2002.
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

MARKETING WORLDWIDE CORPORATION (Registrant)

(Date): May 15, 2009	By:	/S/	JAMES MARVIN
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