Form 10-K/A
period 2008-09-30
MARKETING WORLDWIDE CORP
filed 2009-06-04
CIK 1278363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT 1 ON FORM 10-K/A

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period _______ to ________

COMMISSION FILE NUMBER 000-50586

MARKETING WORLDWIDE CORPORATION
(Name of small business issuer in its charter)

Delaware	68-0566295
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2212 Grand Commerce Drive, Howell, MI 48855
(Address of principal executive offices) (Zip Code)
(Issuer's telephone number) (517) 540-0045

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
$.001 PAR VALUE COMMON STOCK
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐. No ☒.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

At December 31, 2008, there were 16,545,091 shares of $.001 par value Common stock issued and outstanding.

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to our Annual Report on Form 10-K for the year ended  September 30, 2008, initially filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2009  (the "Original Filing"), reflects a restatement of the Consolidated Financial Statements of Marketing Worldwide Corporation as discussed in Note T to the Consolidated Financial Statements to correct errors relating to the accounting treatment of  the warrants issued in connection with the Series A Convertible Preferred Stock  (the “Preferred Stock”) and dividend classification of our Preferred Stock.  The effect of these adjustments is a reclassification from interest expense to preferred stock dividend on the face of the Statements of Operations. There was no effect on the balance sheet or cash flows from operating, investing or financing for either period, except for line items changes within each category.

We are also filing an amendment to our first quarter 2009 Form 10-Q to restate our consolidated condensed financial statement for the three months ended December 31, 2008

Subsequent to the issuance of our originally filed Annual Report, on January 27, 2009, the primary secured lender notified the Company it was in default of its obligations under the line of credit agreement and commercial mortgage loan secured by first deed of trust on real property to JCMD Properties, LLC. The notification is declaring the debt obligations in default and is therefore entitling the lender to exercise certain rights and remedies, including but not limited to, increasing the interest rate to the default rate and demanding immediate repayment in full of the principal, interest and interest swap outstanding liability.  Accordingly, the Company has reclassified the long term portion of the commercial mortgage obligation totaling $1,233,082 as a current liability.

Our independent auditors, RBSM LLP, have dual dated their report on the consolidated financial statements to the board of directors with regard to the Subsequent Event disclosed within Note S and the Restatement disclosed within Note T and and we have provided new Rule 13a-14(a) and Section 1350 certifications from our chief executive officer and chief financial officer.

Except to the extent relating to the subsequent events and the restatement of the accounting treatment of the dividend classification, the selected financial data described above, the consolidated financial statements and other disclosures in this Form 10-K/A are unchanged and do not reflect any events that have occurred after its initial filing on January 13, 2009.

This Amendment No. 1 only amends and restates Items 5 and 7 and Part II and Item 15 of Part III of the Original Filing and we have revised language in these Items from the Original Filing to (i) reflect the restatement of our Consolidated Financial Statements , (ii) reclassification of certain long term debt and (iii) correct  errors and expand disclosures to the Original Report.  .  No other information in the Original Filing is amended hereby.  Except for the subsequent event noted above, the foregoing items have not been updated to reflect other events occurring after the initial Original Filing or to modify or update those disclosures affected by subsequent events.

While the remainder of the Original Filing is unchanged, this Amendment No. 1 is an amendment and restatement of the Original Filing in its entirety in order to provide a complete presentation.

TABLE OF CONTENTS

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
KIT-EXHAUST SYSTEM COROLLA
KIT-EXHAUST SYSTEM 4RUNNER
TIP-MATRIX EXHAUST SYSTEM

CONCEPT ONE
SPOILERS

WEBASTO
KIT-SEAT HEATER

KIA USA
DOOR SILL TRIM RIO
DOOR SILL TRIM SPECTRA

TOYOTA GERMANY
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

SUPPLIERS

MWW has established relationships with a group of global suppliers that deliver quality materials for the production of add-on components to MWW. However, MWW largely depends upon three major suppliers, Pinnacle Plastics, AWA Aisin, and BORLA Performance. MWW believes there are numerous sources for the raw materials  used in its products and a loss of any of these suppliers would not impact MWW's performance negatively. For the year ended September 30, 2008, MWW made 38.0% of its purchases from three suppliers and 38.7% of MWW's accounts payable were due to three suppliers. For the year ended September 30, 2007, MWW made 62% of its purchases from three suppliers and 52% of MWW's accounts payable were due to three suppliers.

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

In their report dual dated January 13, 2009 and except for Note S and T, as to which  date is June 4, 2009, our independent auditors stated that our financial statements for the year ended September 30, 2008 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors' doubts are based on our incurring net losses and deficits in cash flows from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors' doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

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

For the fiscal year ended September 30, 2008, 38% of our purchases came from three suppliers, BORLA Performance, Activline, and Pinnacle Plastics. For the fiscal year ended September 30, 2007, 62% of our purchases came from three suppliers ASIN, BORLA Performance, and WET. The loss of a key supplier would result in delivery delays disrupt our revenue and net income and hurt our reputation. Vertical integration has reduced our dependency on outside suppliers.

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

Marketing Worldwide Corp

	Fiscal 2007		Fiscal 2008

	High	Low	High	Low

First Quarter	$0.80	$0.80	$0.95	$0.40
Second Quarter	$0.70	$0.70	$0.90	$0.27
Third Quarter	$1.01	$0.85	$0.41	$0.19
Fourth Quarter	$1.01	$0.51	$0.45	$0.12

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

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights plans(excluding securities reflected in column (a)) (b)	Number of securities remaining available for future issuance under equity compensation (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	1,500,000	$.45	1,330,000
Total	1,500,000	$.45	1,330,000

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

The separation of Revenues (Product/Services) was determined to be material for the fiscal year 2008.  The nature of revenue generated from “services” was derived from the revenue generating activities from the acquisition of Modelworxx GmbH.  Modelworxx revenue is mainly generated from the sales of engineering and design services to the automotive manufactures.  Modelworxx was acquired on September 28, 2007; therefore having no impact on the 2007 fiscal year.  Colortek revenues include product sales only with no revenues generated from services.

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

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2008 TO THE YEAR ENDED SEPTEMBER 30, 2007

 SALES

Our overall revenue increased to $8,305,661 for the year ended September 30, 2008 from $7,454,053 for the same period last year, an increase of $851,608.  The increase in revenue is attributable to the acquisition of Modelworxx GmbH in September 2007 of $1,873,552, net with a decrease in our existing operations of $1,021,944.

With the acquisition of Modelworxx GmbH, we began to provide services in addition to product sales.  Our services provided are mainly from the sale of engineering and design activities at Modelworxx GmbH.  For the year ended September 30, 2008, we generated $1,676,082 in services revenue and $197,470 in product sales in our German segment.

Our revenue (product sales) for our United States segment (including Canada) decreased from $7,454,053 in fiscal year ended September 30, 2007 to $6,432,109 for the current year; a $1,021,944 or 13.7% decrease.  The decrease is primarily attributable to the slowing of the US auto market.  We are actively pursuing additional product lines to add to our mix with our expectation that we can negate some the slowing domestic auto market.

 GROSS PROFIT

Management improved MWW's gross profit margin by 7.63% compared to the prior year.  For the fiscal year ended September 30, 2008, MWW's gross profit was $2,661,594 (32%) compared to $ 2,219,689 (29.8%) for the fiscal year ended September 30, 2007.  The overall gross profit was higher due to the positive change in our product sales mix.  MWW sold a greater percentage of its higher margin spoiler products in 2008 than in 2007.  Further, our successful efforts to reduce manufacturing costs contributed to higher margins.  MWW's gross profit margin is influenced by a number of factors and gross margin may fluctuate based on changes in the cost of supplies, product mix, currency exchange, and competition.  For fiscal 2008, our gross profit margin on products was 37% and 14% on services.  By geographic segment, our gross profit margin was 37% in the United States and 15% in Germany.

We consider our revenues from Canada and to our customer, Toyota Canada, Inc. as part of the United States geographic segment.  Our revenues from outside North America are included as part of the Germany geographic segment Beginning October 2007 and for the fiscal year 2008, the acquisition of Modelworxx GmbH warranted geographic segment reporting for international revenues which is principally service revenue.

OPERATING EXPENSES

Our operating expenses decreased from $5,166,246 to $4,818,937, a $347,309 or 6.73% decrease, from the year ended September 30, 2007 to 2008.  The decrease was attributable to a non cash impairment charge of $1,584,552 relating to the acquisitions of Colortek, Inc. and Modelworxx GmbH in fiscal 2007, partially offset by increased operating costs related to the acquisitions of Colortek, Inc. and Modelworxx GmbH.

The impairment charge recorded in fiscal 2007 reduced our carrying value of goodwill acquired from the acquisitions of Colortek, Inc. and Modelworxx GmbH to $0.0.

 LOSS FROM OPERATIONS

Domestic operational losses were 75% and international operational losses were 25% of the total losses for fiscal year 2008.  We did not have international operations in fiscal year 2007.

OTHER INCOME (EXPENSES)

Financial expenses were $177,878 in 2008 compared to $371,687 during 2007. The decrease is a reduction our debt and decreased interest rate on our borrowings Other income (expense), net was $90,863 in 2008 compared to ($158,827) in 2007; a change of $249,690. Other income (expense) represents interest income $56,237 and other income of 34,625. While not a recurring activity, the Company's management from time to time assesses its foreign currency risks in connection with its agreements to acquire inventory and materials from its vendors and enters into contracts to hedge such risks. The Company currently has no foreign currency contracts.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had working capital of $183,108. We reported negative cash flow from operating activities of $2,325,619, negative cash flow from investing activities of $(487,267) and positive cash flow from financing of $1,630,416.

The negative cash flow from operating activities consists of $2,275,188 net loss, net with $382,470 depreciation and amortization expenses, $133,381 in amortization of deferred financing costs, $105,688 stock based compensation and fair value of re-pricing of warrants, $458,800 increase in accounts receivable, $249,494 increase in inventory, $32,149 decrease in other current liabilities, and $212,242 reduction of accounts payable.

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

Based on the application of FIN 46-R, the Company is consolidating its financial statements with those of JCMD Properties LLC.  The assets, liabilities, revenues, and costs and expenses of JCMD Properties LLC that are included in the combined financial statements are not the Company's.  The liabilities of the VIE's will be satisfied from the cash flows of the VIE's assets and revenues belong to the VIE.  However, the Company has unconditionally guaranteed to repay the mortgage loan of this consolidated entity.  At September 30, 2008, the total outstanding mortgage loan balances of JCMD Properties LLC were $1,276,652.

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

MARKETING WORLDWIDE CORPORATION
SEPTEMBER 30, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Marketing Worldwide Corporation
Howell, Michigan

We have audited the accompanying consolidated balance sheets of Marketing Worldwide Corporation, and its wholly owned subsidiaries (the Company) as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders' deficiecny and cash flows for each of the two years in the period ended September 30, 2008. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note T, the Company has restated the consolidated statement of  operations, statement of stockholders’ deficiency and cash flows for the years  ended September 30, 2008 and 2007.

/s/ RBSM LLP

New York, New York
January 13, 2009
except for Note S and T, as to which date is June 4, 2009

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,003,071	$2,270,313
Accounts receivable, net	1,150,871	692,071
Inventories	1,107,478	857,984
Deferred income taxes	188,271	188,271
Other current assets	102,577	183,999
Total current assets	3,552,268	4,192,638

Property, plant and equipment, net	3,456,624	3,321,827

Other assets:
Other intangible assets	110,000	140,000
Capitalized finance costs, net	470,043	603,424
Other assets, net	71,412	199,283

Total assets	$7,660,347	$8,457,172

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Bank line of credits	$400,000	$1,000,000
Notes payable and capital leases, current portion	1,356,002	820,218
Accounts payable	865,058	824,718
Warranty liability	126,983	122,905
Other current liabilities	621,117	867,344
Total current liabilities	3,369,160	3,635,185

Long term debt:
Notes payable, long term	653,776	1,309,806
Capital leases, long term	38,230	70,675

Total liabilities	4,061,166	5,015,666

Interest in non-controlling entity	134,298	240,769

Series A convertible preferred stock, $0.001 par value; 3,500,000 shares issued and outstanding	3,499,950	3,499,950

Stockholders' Equity (Deficiency)
Series B convertible preferred stock, $0.001 par value, 10,000,000 authorized; 1,192,308 shares issued and outstanding as of September 30, 2008	1,192	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 16,545,091 and 15,763,080 shares issued and outstanding as of September 30, 2008 and 2007, respectively	16,545	15,763
Additional paid in capital	8,993,683	8,056,551
Subscription receivable	-	(2,000,000)
Deficit	(8,961,715)	(6,371,527)
Accumulated other comprehensive income (loss)	(84,772)	-
Total stockholders' equity (deficiency)	(35,067)	(299,213)

Total Liabilities and Stockholders' Equity (Deficiency)	$7,660,347	$8,457,172

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
	(RESTATED)	(RESTATED)
Revenue:
Sales, net	$6,629,579	$7,454,053
Services	1,676,082	-
Total revenue	8,305,661	7,454,053

Cost of sales:
Cost of goods sold	4,198,919	5,234,364
Cost of services provided	1,445,148	-
Total cost of sales	5,644,067	5,234,364

Gross profit	2,661,594	2,219,689

Operating expenses:
Selling, general and administrative expenses	4,818,937	3,581,694
Impairment loss	-	1,584,552

Total operating expenses	4,818,937	5,166,246

Loss from operations	(2,157,343)	(2,946,557)

Financing expenses	(177,878)	(371,687)
Other income (expense), net	90,863	(158,827)

Loss before provision for income taxes	(2,244,358)	(3,477,071)

Provision for income taxes (benefit)	(4,592)	(211,609)

Loss before minority interest	(2,239,766)	(3,265,462)

Loss from minority interest	(35,422)	(25,799)

Net loss	(2,275,188)	(3,291,261)

Preferred stock dividend	(315,000)	(3,631,385)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,590,188)	$(6,922,646)

Loss per share, basic	$(0.16)	$(0.46)

Loss per share, fully diluted	$(0.16)	$(0.46)

Weighted average common stock outstanding
Basic	16,017,852	15,004,183
Fully Diluted	16,017,852	15,004,183

Comprehensive loss:
Net Loss	$(2,590,188)	$(6,922,646)
Foreign currency translation loss	(84,772)	-

Comprehensive loss	$(2,674,960)	$(6,922,646)

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
TWO YEARS ENDED SEPTEMBER 30, 2008

					Additional
	Preferred Stock B		Common stock		Paid in
	Shares	Amount	Shares	Amount	Capital
Balance, October 1, 2006	—	$—	11,228,280	$11,228	$988,837

Exercise of common stock options	—	—	55,000		54,945

Common stock issued for services rendered at approximately $0.90 per share	—	—	79,800	80	66,154

Warrants issued for services rendered	—	—	—	—	383,915

Common stock issued in conjunction with acquisition of Colortek, Inc.	—	—	400,000	400	179,600

Beneficial conversion feature relating to the issuance of Series A preferred stock	—	—	—	—	3,500,000

Fair value of options issued in conjunction with acquisition of Modelworxx	—	—	—	—	749,600

4,000,000 warrants exercised for common stock at $0.50 per share	—	—	4,000,000	4,000	1,996,000

Change in fair value of repriced warrants previously issued	—	—	—	—	137,500

Net loss	—	—	—	—	—

Balance, September 30, 2007	—	$—	15,763,080	$15,763	$8,056,551

 (continued below)

		Other	Retained
	Subscription	Comprehensive	Earnings
	Receivable	Income (loss)	(Deficit)	Total
			(RESTATED)
Balance, October 1, 2006	$—	$—	$551,119	$1,551,184

Exercise of common stock options	—	—	—	55,000

Common stock issued for services rendered at approximately $0.90 per share	—	—	—	66,234

Warrants issued for services rendered	—	—	—	383,915

Common stock issued in conjunction with acquisition of Colortek, Inc.	—	—	—	180,000

Beneficial conversion feature relating to the issuance of Series A preferred stock	—	—	—	3,500,000

Fair value of options issued in conjunction with acquisition of Modelworxx	—	—	—	749,600

4,000,000 warrants exercised for common stock at $0.50 per share	(2,000,000)	—	—	—

Change in fair value of repriced warrants previously issued	—	—	—	137,500

Preferred stock dividend			(3,631,385)	(3,631,385)

Net loss	—	—	(3,291,261)	(3,291,261)

Balance, September 30, 2007	$(2,000,000)	$0	$(6,371,527)	$(299,213)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
TWO YEARS ENDED SEPTEMBER 30, 2008

	Preferred Stock B		Common stock		Additional Paid in
	Shares	Amount	Shares	Amount	Capital

Balance forward	—	$—	15,763,080	$15,763	$8,056,551

Common stock subscription	—	—	—	—	—

Common stock issued in settlement of cumulative preferred stock dividend	—	—	303,678	304	209,696

Change in fair value of warrants extended expiry date	—	—	—	—	58,188

Warrants exercised in conjunction with the issuance of preferred stock	442,308	442	—	—	524,558

Preferred stock issued in exchange for cancellation of warrants	750,000	750	—	—	(750)

Common stock issued for services rendered at $0.30 per share	—	—	158,333	158	47,342

Common stock issued for services rendered at $0.17 per share	—	—	200,000	200	33,800

Common stock issued for services rendered at $.30 per share	—	—	120,000	120	35,880

Fair value of warrants issued in exchange for services rendered	—	—	—	—	28,418

Foreign currency translation	—	—	—	—	—

Net loss	—	—	—	—	—
Balance, September 30, 2008	1,192,308	$1,192	16,545,091	$16,545	$8,993,683

(continued below)

		Other	Retained
	Subscription	Comprehensive	Earnings
	Receivable	Income (loss)	(Deficit)	Total
			(RESTATED)

Balance forward	$(2,000,000)	$—	$(6,371,527)	$(299,213)

Common stock subscription	2,000,000	—	—	2,000,000

Common stock issued in settlement of cumulative preferred stock dividend	—	-	—	(210,000)

Change in fair value of warrants extended expiry date	—	—	—	58,188

Warrants exercised in conjunction with the issuance of preferred stock	—	—	—	525,000

Preferred stock issued in exchange for cancellation of warrants	—	—	—	—

Common stock issued for services rendered at $0.30 per share	—	—	—	47,500

Common stock issued for services rendered at $0.17 per share	—	—	—	34,000

Common stock issued for services rendered at $.30 per share	—	—	—	36,000

Fair value of warrants issued in exchange for services rendered	—	—	—	28,418

Foreign currency translation	—	(84,772)	—	(84,772)

Preferred stock dividend			(315,000)	(315,000)

Net loss	—	—	(2,275,188)	(2,275,188)
Balance, September 30, 2008	$—	$(84,772)	$(8,961,715)	$(35,067)

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
	(RESTATED)	(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,275,188)	$(3,291,261)

Adjustments to reconcile net income (loss) to cash (used in) operations:
Depreciation and amortization	382,470	296,545
Loss on disposal of equipment	-	190,361
Common stock issued for services	47,500	66,234
Change in fair value of extended expiry terms	58,188	-
Change in fair value of re-priced warrants		137,500
Amortization of deferred financing costs	133,381	57,991
Minority interest	35,422	25,799
Impairment loss		1,584,551
(Increase) decrease in:
Accounts receivable	(458,800)	1,209,407
Inventory	(249,494)	462,068
Other current assets	117,422	(169,735)
Other assets	127,871	(179,883)
Increase (decrease) in:
Accounts payable	(212,242)	(1,475,345)
Other current liabilities	(32,149)	493,858
Net cash used in operating activities:	(2,325,619)	(591,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(487,267)	(284,449)
Cash from acquisition of Colortek, Inc	-	10,068
Cash from acquisition of Modelworxx GmbH	-	34,028

Net cash used in investing activities:	(487,267)	(240,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution by non controlling entity	(141,893)	-
Proceeds from common stock subscription	2,525,000	-
Proceeds from (repayments of) lines of credit	(600,000)	(158,613)
Proceeds from Series A preferred stock	-	3,222,450
Proceeds from (repayments of) notes payable and capital leases	(152,691)	(304,950)
Net cash provided by (used in) financing activities	1,630,416	2,758,887

Effect of currency rate change on cash:	(84,772)	-

Net increase (decrease) in cash and cash equivalents	(1,267,242)	1,926,624
Cash and cash equivalents, beginning of period	2,270,313	343,689

Cash and cash equivalents, end of period	$1,003,071	$2,270,313

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$130,551	$218,199
Cash paid during year for taxes	$-	$12,000

NON-CASH TRANSACTIONS:
Common Stock issued for dividend payments (which the Company elected to pay in Common Stock as opposed to cash) on the Series A Convertible Preferred Stock for the three quarters ended June 30, 2007, September 30, 2007 and December 31, 2007.	$210,000	$-
Beneficial conversion feature of redeemable preferred stock	$-	$3,500,000
Common stock issued for services rendered	$83,500	$66,234
Common stock issued for acquisition of Colortek, Inc	$-	$180,000
Stock options issued for acquisition of Modelworxx	$-	$749,600
Warrants issued for financing services	$-	$383,915

See the accompanying notes to the consolidated financial statements

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

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired was based on management's best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Cash and other current assets	$201,784
Property, plant and equipment	1,307,574
Customer lists	150,000
Goodwill and other intangibles	955,897
Less: liabilities assumed	(2,435,255)
Net	$180,000

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

Fair value of 1,000,000 options to purchase the Company's common stock $749,600

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired was based on management's best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Cash and other current assets	$34,028
Accounts receivable	31,155
Inventories	169,569
Property, plant and equipment	75,188
Other tangible assets	42,262
Goodwill and other intangibles	628,654
Less: liabilities assumed	(231,256)
Net	$749,600

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during years ended September 30, 2008 and 2007, the Company incurred a loss of $2,275,188 and $3,291,261. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Years Ending September 30,
2009	$30,000
2010	30,000
2011	30,000
2012	20,000
Total	$110,000

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market determined by the average method. Components of inventory as of September 30, 2008 and 2007 are as follows:

	2008	2007
Finished goods	$486,425	$202,123
Raw materials	696,538	701,346
Less: inventory reserve	(75,485)	(45,485)
Total	$1,107,478	$857,984

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE E - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2008 and 2007, property, plant and equipment consist of the following:

	2008	2007
Land	$411,645	$411,645
Building	1,915,700	1,915,700
Office equipment	174,572	92,207
Tooling and other equipment	1,522,073	1,171,488
Vehicles	266,397	199,766
Total	4,290,387	3,790,806
Less: accumulated depreciation	(833,763)	(468,979)
Net	$3,456,624	$3,321,827

Depreciation expense included as a charge to income was $382,470 and $296,545 for the years ended September 30, 2008 and 2007, respectively. At September 30, 2007, $311,002 in tooling equipment, $28,287 in equipment and $18,204 in office equipment were written off. For the year end September 30, 2007, the Company charged $190,361 related to the disposal of equipment.

NOTE F - OTHER CURRENT LIABILITIES

As of September 30, 2008 and 2007 other current liabilities consist of the following:

	2008	2007
Accrued expenses	$609,456	$720,319
Customer deposits	—	16,757
Taxes	11,661	130,268
Total	$621,117	$867,344

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE H - NOTES PAYABLE

	2008	2007

Guarantee for the JCMD Mortgage loan payable in monthly principal installments plus interest thereon at Bank's prime lending rate plus 0.25% per annum with a maturity date of June 16, 2015 Note secured by first deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guaranty the loan.	$703,324	$723,832
Note currently in default (see Note S)

Guarantee for the JCMD Mortgage loan payable in 240 monthly principal installments plus interest thereon at the Banks prime lending rate plus .25% per annum with a maturity date of October 15, 2025. The loan is secured by a second deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guaranty the loan.	573,328	593,728
Note currently in default (see Note S)

Mortgage loan payable in monthly principal installments of $5,962 with a fixed interest rate of 6.75% per annum with a maturity date of July 18, 2008. Note based on a 15 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary.	670,602	691,045

Note payable in monthly payments of $1,857 per month including interest at 7.25% per annum, unsecured	32,689	52,282
	1,979,943	2,060,887
Less current portion	1,326,167	751,081
Long term portion	653,776	$1,309,806

Payments for notes payable, including the JCMD loans, for the next five years ending September 30, are as follows:

Year ended September 30,

2009	$1,326,167
2010	34,105
2011	25,636
2012	27,612
2013	29,782
After	536,641
Total	$1,979,943

NOTE I - CAPITAL LEASE OBLIGATIONS

Automobile and equipment includes the following amounts for capitalized leases at September 30, 2008 and 2007:

	2008	2007
Automobiles and equipment	$924,153	$313,381
Less: accumulated depreciation and amortization	342,988	95,167
Net book value	$581,165	$218,214

Future minimum lease payments required under the capital leases are as follows:

Total minimum lease payments		$75,197
Less: amount representing interest		(7,132)
Subtotal		68,065
Less current portion		(29,835)
Total		$38,230

Following is a schedule of the Company's future minimum capital lease obligations: Year ended September 30,

2009	$33,623
2010	19,856
2011	12,331
2012	9,387
2013	—
After	—
Total	$75,197

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

A summary of our warranty activity for the year ended September 30, 2008 is as follows:

Balance, September 30, 2007:	$122,905
Warranty costs incurred, net during the year ended September 30, 2008	(15,744)
Accrual of estimated warranty	19,822

Balance, September 30, 2008:	$126,983

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

Payment of Dividends. Commencing on the date of issuance of the Series A Preferred Stock, the holders of record of shares of Series A Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefore and as declared by the Board of Directors, dividends at the rate of nine percent (9%) of the stated Liquidation Preference Amount (see below) per share PER ANNUM.., payable quarterly. At September 30, 2007 and 2008, a total of $315,000 and $131,385 has been accrued for dividends payable on the Series A Preferred stock.

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

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Series A Preferred Stock. The Company allocated a portion of the proceeds equal to the fair value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a charge as preferred stock dividend. The fair value of the warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: Dividend yield: $-0-; Volatility: 146.64%, risk free rate: 4.55%.

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

In accordance with Topic No D-98, the Company has classified the Series A Preferred Stock outside of permanent equity.

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
 SEPTEMBER 30, 2008

NOTE L - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of September 30, 2008:

			Options Exercisable
		Options Outstanding	Weighted
		Weighted Average	Average	Weighted
Exercise	Number	Remaining Contractual	Exercise	Number	Average
Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$ 0.26	490,000	4.76	$0.26	-	$0.26
$ 0.45	170,000	7.65	$0.45	170,000	$0.45
	660,000	5.75	$0.31	170,000	$0.45

Transactions involving options issued to employees are summarized as follows:

	Weighted Average	Price per
	Number of Shares	Share
Outstanding at October 1, 2006	-	-
Granted	170,000	$0.45
Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2007	170,000	0.45
Granted	490,000	0.26
Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2008	660,000	$0.31

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008

 NOTE L STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non- employees of the Company as of September 30, 2008:

		Options Outstanding	Options Exercisable
		Weighted Average	Weighted	Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise	Outstanding	Life (Years)	Exercise	Exercisable	Exercise Price
Price			Price
$ 0.10	1,000,000	4.00	$0.10	1,000,000	$0.10
$ 1.00	195,000	0.50	$1.00	195,000	$1.00
$ 1.25	200,000	0.50	$1.25	200,000	$1.25
	1,395,000	3.01	$0.39	1,395,000	$0.39

Transactions involving options issued to non-employees are summarized as follows:

	Weighted Average	Price per
	Number of Shares	Share
Outstanding at October 1, 2006	450,000	$1.11
Granted	1,000,000	0.10
Exercised	(55,000)	(1.00)
Canceled or expired	-	-
Outstanding, September 30, 2007	1,395,000	0.39
Granted
Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2008	1,395,000	$0.39

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

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2008:

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008

NOTE L STOCK OPTIONS AND WARRANTS (CONTINUED)

		Warrants Outstanding	Warrants Exercisable
		Weighted Average	Weighted
		Remaining	Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$ 0.30	100,000	2.94	$0.30	100,000	$0.30
$ 0.50	1,000,000	0.25	$0.50	195,000	$0.50
$ 0.65	490,000	2.58	$0.65	200,000	$0.65
	1,590,000	1.44	$0.54	1,590,000	$0.54

Transactions involving warrants are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2006	1,000,000	$0.50
Granted	23,490,000	0.87
Exercised	(4,000,000)	(0.50)
Canceled or expired	-	-
Outstanding, September 30, 2007	20,490,000	0.69
Granted	100,000	0.30
Exercised	(3,500,000)	(1.06)
Canceled or expired	(15,500,000)	(0.87)
Outstanding, September 30, 2008	1,590,000	$0.54

 In April 2007, in conjunction with the sale of the Series A Preferred stock, the Company granted 23,000,000 warrants to purchase the Company's common stock over the next five years. The various denominations are as follows:

		Exercise
	Number of Warrants	Price
Series A warrants	3,500,000	$0.70
Series B warrants	3,500,000	0.85
Series C warrants	3,500,000	1.20
Series D warrants	2,500,000	0.70
Series E warrants	2,500,000	0.85
Series F warrants	2,500,000	1.20
Series J warrants	5,000,000	0.70
Total	23,000,000	$0.54

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

Included in the Company's consolidated balance sheets at September 30, 2008 and 2007 are the following net assets of JCMD:

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008

NOTE M - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (CONTINUED)

	2008	2007
ASSETS (JCMD)
Cash and cash equivalents	$117,726	$233,106
Accounts receivable, prepaid expenses and other current assets	19,400	19,400
Total current assets	137,126	252,506
Property, plant and equipment, net	1,273,824	1,305,824
Total assets	1,410,950	1,558,330

LIABILITIES:
Current portion of long term debt	1,276,652	40,908
Accounts payable and accrued liabilities	—	—
Total current liabilities	1,276,652	40,908
Long term debt		1,276,653
Total liabilities	1,276,652	1,317,561
Net assets	$134,298	$240,769

Consolidated results of operations include the following:
	2008	2007
Revenues	$157,508	$154,420
Cost and expenses - real estate: Operating expenses	20,845	7,320
Depreciation	32,000	34,000
Interest, net	69,241	87,301
Total costs and expenses	122,086	128,621

Operating income-Real estate	$35,422	$25,799

NOTE N - DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically uses foreign exchange contracts for trading purposes. The Company's short term foreign currency contracts subject the Company to risk due to foreign exchange rate fluctuations, because gains and losses on these instruments may have significant impact on the results of operations.

NOTE O - PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2008 and 2007 consist of the following:

	2008		2007
Current:
Federal	$	(-)	$	(-)
State		(-)		(-)
		(-)		(-)
Deferred:
Federal		$(4,592)		(211,609)
State		(-)		(-)
		(4,592)		(211,609)

(Benefit) provision for income taxes, net		$(4,592)		$(211,609)

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE O - PROVISION FOR INCOME TAXES (CONTINUED)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2008	2007

Statutory federal income tax rate	15.0%	34.0%
State income taxes and other	6.0%	6.0%

Effective tax rate	21.0%	40.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2008	2007
Net Short Term Deferred Tax Asset:

Net operating loss carryforward	$754,320	703,362
Inventory reserve	75,485	18,994
Warranty reserve	37,260	10,000
Valuation allowance	(678,795)	(544,085)
Net Short Term Deferred Tax Asset	188,271	188,271

Deferred income tax asset	$188,271	$188,271

Net Long Term Deferred Tax Asset (Liability)	$—	—
Depreciation	—	—
Goodwill impairment	—	—
Valuation allowance	—	—
Net Long Term Deferred Tax Asset (Liability)	$—	—

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

NOTE P - ECONOMIC DEPENDENCY

During the years ended September 30, 2008 and 2007, revenues were derived from the  Following customers:

	Revenue		Accounts Receivable
	2008	2007	2008	2007
Customer A	23.9%	42.0%	46.0%	39.0%
Customer B	23.7%	34.0%	20.4%	24.0%
Customer C	13.9%	15.0%	8.0%	18.0%
Customer D	12.3%	-	6.0%

Total	72.8%	91.0%	80.4%	81.0%

	Purchases		Accounts Payable
	2008	2007	2008	2007
Supplier 1	20.0%	38.0%	18.7%	21.0%
Supplier 2	11.0%	17.0%	15.0%	21.0%
Suppler 3	7.0%	7.0	5.0%	10.0%

Total	38.0%	62.0%	38.7%	52.0%

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE Q - COMMITMENTS AND CONTINGENCIES

Related party lease obligations and transactions

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

Following is a schedule of the Company's annual related party operating lease commitments for the coming three years:

Year ended September 30,

2009	$161,715
2010	—
2011	—
2012	—
2013	—
After	—
Total	$161,715

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

	September 30, 2008	September 30, 2007
REVENUES:
United States	$6,432,109	$7,454,053
Germany	1,873,552	—
Total revenue	8,305,661	7,454,053
GROSS PROFIT
United States	2,375,368	2,219,689
Germany	286,226	—
Total gross profit	2,661,594	2,219,689
OPERATING LOSS:
United States	(1,609,121)	(2,946,557)
Germany	(548,221)	—
Total operating (loss)	$(2,157,342)	$(2,946,557)

	September 30, 2008	September 30, 2007
ASSETS
United States	$7,093,088	$8,102,678
Germany	567,259	354,494
Total asset	7,660,347	8,457,172
CAPITAL EXPENDITURES
United States	353,994	75,188
Germany	133,273	209,261
Total capital expenditures	$487,267	$284,449

 NOTE S - SUBSEQUENT EVENTS

On October 20, 2008, the Company settled with Carter Securities for 300,000 shares of the Company's common stock and the surrender of 490,000 warrants held by Carter to purchase the Company`s common stock at $0.65 per share held by Carter Securities, LLC.

Subsequent to the issuance of our originally filed Annual Report, on January 13, 2009, the primary secured lender notified the Company, on January 27, 2009, it was in default of its obligations under the line of credit agreement and commercial mortgage loan secured by first deed of trust on real property to JCMD Properties, LLC. The notification is declaring the debt obligations in default and is therefore entitling the lender to exercise certain rights and remedies, including but not limited to, increasing the interest rate to the default rate and demanding immediate repayment in full of the principal, interest and interest swap outstanding liability. As such, the interest rate was changed from Prime plus 1% to Prime plus 4% with the line frozen at $600,000.  In addition, due to the default of the loan covenants as described above, the interest rate on the mortgage of JCMC Properties, LLC, guaranteed by the Company, was increased to Prime plus 2.75%. The Company is currently negotiating to lower the interest rates on both loans. The line of credit expired on February 1, 2009.

Accordingly, the Company has reclassified the long term portion of the commercial mortgage obligation totaling $1,233,082 as a current liability.

NOTE T – RESTATEMENT

The accompanying consolidated financial statements for the years ended September 30, 2008 and 2007 have been restated to correct errors relating to the accounting treatment of the warrants issued in connection with the Series A Convertible Preferred Stock (the “Preferred Stock”) and dividend classification of our Preferred Stock.  The effect of these adjustments is a reclassification from interest expense to preferred stock dividend on the face of the Statements of Operations. There was no effect on the balance sheet or cash flows from operating, investing or financing for either period, except for line items changes within each category.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE T – RESTATEMENT (continued)

 The following tables summarize the effects of these adjustments on the Company’s consolidated statements of operations and  cash flows for the year ended September 30, 2008 and 2007.

Consolidated Statement of Operations
For the Year Ended September 30, 2008

	As Previously
	Reported	Adjustment		Reference	As Restated

Revenue	$8,305,661	$			$8,305,661
Cost of sales	5,644,067				5,644,067
Gross profit	2,661,594		-		2,661,594

Operating expenses	4,818,937		-		4,818,937

Loss from operations	(2,157,343)				(2,157,343)

Other income (expense)
Financing costs	(492,878)		315,000	a	(177,878)
Other income (expense)	90,863				90,863

Net loss before income taxes	(2,559,358)		315,000		(2,244,358)

Provision for income taxes	(4,592)		-		(4,592)

Net loss before minority interest	(2,554,766)		315,000		(2,239,766)

Loss from minority interest	(35,422)				(35,422)

Net loss	$(2,590,188)		$315,000		$(2,275,188)

Preferred dividend	-		(315,000)	a	(315,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,590,188)		$-		$(2,590,188)

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

(Restated)

NOTE T – RESTATEMENT (continued)

Consolidated Statement of Operations
For the Year Ended September 30, 2007

	As Previously
	Reported	Adjustment		Reference	As Restated

Revenue	$7,454,053	$			$7,454,053
Cost of sales	5,234,364				5,234,364
Gross profit	2,219,689		-		2,219,689

Operating expenses	5,166,246		-		5,166,246

Loss from operations	(2,946,557)				(2,946,557)

Other income (expense)
Financing costs	(4,003,072)		3,631,385	a	(371,687)
Other income (expense)	(158,827)				(158,827)

Net loss before income taxes	(7,108,456)		3,631,385		(3,477,071)

Provision for income taxes	(211,609)		-		(211,609)

Net loss before minority interest	(6,896,847)		3,631,385		(3,265,462)

Loss from minority interest	(25,799)				(25,799)

Net loss	$(6,922,646)		$3,631,385		$(3,291,261)

Preferred dividend	-		(3,631,385)	a	(3,631,385)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,922,646)		$-		$(6,922,646)

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

 (Restated)

NOTE T – RESTATEMENT (continued)

Consolidated Statement of Cash Flows
For the Year Ended September 30, 2008

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss for the period	$(2,590,188)	$315,000	a	$(2,275,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	382,470			382,470
Common stock issued for services rendered	47,500			47,500
Change in fair value of extended expiry terms	58,188			58,188
Amortization of deferred financing costs	133,381			133,381
Minority interest	35,422			35,422
(Increase) decrease in:
Accounts receivable	(458,800)			(458,800)
Inventory	(249,494)			(249,494)
Other assets	245,293			245,293
Increase (decrease) in:
Accounts payable and accrued liabilities	70,609	(315,000)	i	(244,391)
Net cash used in operating activities	(2,325,619)	-		(2,325,619)

Cash flows from investing activities:
Purchase of property, plant and equipment	(487,267)			(487,267)
Net cash used in investing activities	(487,267)	-		(487,267)

Cash flows from financing activities:
Distribution by non controlling entity	(141,893)			(141,893)
Proceeds from common stock subscription	2,525,000			2,525,000
Repayments of lines of credit	(600,000)			(600,000)
Repayments of notes payable and capital leases	(152,691)			(152,691)
Net cash provided by financing activities	1,630,416	-		1,630,416

Effect of currency rate change on cash:	(84,772)			(84,772)

Net increase in cash	(1,267,242)			(1,267,242)
Cash at beginning of period	2,270,313			2,270,313

Cash at end of period	$1,003,071	$-		$1,003,071

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

 (Restated)

 NOTE T – RESTATEMENT (continued)

Consolidated Statement of Cash Flows
For the Year Ended September 30, 2007

	As Previously
	Reported	Adjustment		Reference	As Restated
Cash flows from operating activities:
Net loss for the period	$(6,922,646)		$3,631,385	a	$(3,291,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	296,545				296,545
Loss on disposal of equipment	190,361				190,361
Common stock issued for services rendered	66,234				66,234
Change in fair value of re-priced warrants	137,500				137,500
Fair value of warrants issued in connection with preferred stock	3,500,000		$(3,500,000)	a	-
Amortization of deferred financing costs	57,991	$			57,991
Minority interest	25,799	$			25,799
Impairment loss	1,584,551	$			1,584,551
(Increase) decrease in:
Accounts receivable	1,209,407	$			1,209,407
Inventory	462,068	$			462,068
Other assets	(349,618)	$			(349,618)
Increase (decrease) in:
Accounts payable and accrued liabilities	(850,102)		$(131,385)	a	(981,487)
Net cash used in operating activities	(591,910)		-		(591,910)

Cash flows from investing activities:
Purchase of property, plant and equipment	(284,449)	$			(284,449)
Cash from acquisition of Colortek, Inc.	10,068	$			10,068
Cash from acquisition of Modelworxx GmbH	34,028	$			34,028
Net cash used in investing activities	(240,353)		$-		(240,353)

Cash flows from financing activities:
Proceeds from Series A preferred stock	3,222,450	$			3,222,450
Repayments of lines of credit	(158,613)	$			(158,613)
Repayments of notes payable and capital leases	(304,950)	$			(304,950)
Net cash provided by financing activities	2,758,887		$-		2,758,887

Effect of currency rate change on cash:	-				-

Net increase in cash	1,926,624	$			1,926,624
Cash at beginning of period	343,689	$			343,689
		$
Cash at end of period	$2,270,313		$-		$2,270,313

(a) reclassify beneficial conversion feature and dividends accrued from financing costs to preferred stock dividend

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

As a result of the material weaknesses described above, Chief Executive Officer and Chief Financial Officer has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

SUMMARY COMPENSATION TABLE

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

 Security Ownership of Certain Beneficial Owners and Management

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Class**	Percent

$.001 par value common stock	Michael Winzkowski PO Box 2462, Palm Harbor, FL 34682-2462 Mgmt.	3,914,800 shares (a) (direct)	24%

$.001 par value common stock	James C. Marvin 4772 Schafer Road	2,032,400 shares (b) (direct)	12%
$.001 par value common stock	Pinckney, MI 48169 Mgmt.	200,000 Options (direct)

$.001 par value Common stock	Vision Opportunity Master Fund Ltd. 20th West 55th New York, NY 10019	5,000,000 shares (c)	29%

$.001 par value Common stock	Bonnie A. Hollister 366 Harvard St. Howell, MI 48843	2,032,400 shares	12%

$.001 par value common stock	Wendover Investments Limited* 5th Floor, Zephyr House,	4,000 shares (direct)	0.025%
$.001 par value common stock underlying stock options	Mary Street, Grand Cayman, Cayman Islands BWI

$.001 par value common stock	Rainer Poertner 730 Oxford Avenue	1,732,309 shares (direct)	10%
$.001 par value common stock underlying stock option	Marina del Rey, CA 90292 Mgmt.	400,000 options (direct)

$.001 par value common stock	All directors and officers as a group (2) individuals)	5,947,200	35%

Series A Convertible Preferred Stock	Vision Opportunity Master Fund, Ltd.(c) 20 West 55th Street, 5th Floor New York, NY 10019	3,500,000	100%

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

		September 30,	September 30,
		2008	2007
(i)	Audit Fees	$194,420	$113,938
(ii)	Audit Related Fees	12,000	—
(iii)	Tax Fees	10,000	10,000
(v)	All Other Fees	—	—
Total fees		$216,420	$123,938

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
NAME: MICHAEL WINZKOWSKI
TITLE: CHIEF EXECUTIVE OFFICER
Date: June 4, 2009

 Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ MICHAEL WINZKOWSKI
NAME: MICHAEL WINZKOWSKI
TITLE: CHIEF EXECUTIVE OFFICER,
SECRETARY AND DIRECTOR
Date: June 4, 2009

BY:	/s/ JAMES C. MARVIN
NAME: JAMES C. MARVIN
TITLE: CHIEF FINANCIAL OFFICER
AND DIRECTOR
Date: June 4, 2009