Form 10-Q/A
period 2008-12-31
MARKETING WORLDWIDE CORP
filed 2009-06-04
CIK 1278363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO. 1 TO FORM 10-Q

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                           ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. February 18, 2009: 16,845,091

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") to our Quarterly Report on Form 10-Q for the quarter ended  December 31, 2008, initially filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2009  (the "Original Filing"), reflects a restatement of the Unaudited Condensed Consolidated Financial Statements of Marketing Worldwide Corporation as discussed in Note L to the Consolidated Financial Statements to correct errors relating to the accounting treatment of dividend classification of our Preferred Stock.  The effect of these adjustments is a reclassification from interest expense to preferred stock dividend on the face of the Statements of Operations. There was no effect on the balance sheet or cash flows from operating, investing or financing for either period, except for line items changes within each category.

This Amendment No. 1 only amends and restates Items 1 and 2 and Part I of the Original Filing and we have revised language in these Items from the Original Filing to reflect the restatement of our Consolidated Financial Statements.  No other information in the Original Filing is amended hereby.  The foregoing items have not been updated to reflect other events occurring after the initial Original Filing or to modify or update those disclosures affected by subsequent events.

While the remainder of the Original Filing is unchanged, this Amendment No. 1 is an amendment and restatement of the Original Filing in its entirety in order to provide a complete presentation.

Except as stated herein, this Amendment No. 1 does not reflect events occurring after the date of the filing of the Original Filing.

MARKETING WORLDWIDE CORPORATION

Form 10-Q for the Quarter ended December 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$776,793	$1,003,071
Accounts receivable, net	1,073,679	1,150,871
Inventories	985,421	1,107,478
Deferred income taxes	131,366	188,271
Other current assets	70,943	102,577
Total current assets	3,038,202	3,552,268

Property, plant and equipment, net	3,369,267	3,456,624

Other assets:
Other intangible assets	102,500	110,000
Capitalized finance costs, net	436,698	470,043
Other assets, net	71,579	71,412

Total assets	$7,018,246	$7,660,347

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Bank line of credits	$648,963	$400,000
Notes payable and capital leases, current portion	1,343,809	1,356,002
Accounts payable	876,535	865,058
Warranty liability	126,983	126,983
Other current liabilities	595,870	621,117
Total current liabilities	3,592,160	3,369,160

Long term debt:
Notes payable, long term	643,505	653,776
Capital leases, long term	32,303	38,230

Total liabilities	4,267,968	4,061,166

Interest in non-controlling entity	-	134,298

Series A convertible preferred stock, $0.001 par value; 3,500,000 shares issued and outstanding	3,499,950	3,499,950

Stockholders' Equity (Deficiency)
Series B convertible preferred stock, $0.001 par value, 10,000,000 authorized; 1,192,308 shares issued and outstanding as of December 31, 2008 and September 30, 2008	1,192	1,192
Common stock, $0.001 par value, 100,000,000 shares authorized; 16,845,091 and 16,545,091 shares issued and outstanding as of December 31, 2008 and September 30, 2008, respectively	16,845	16,545
Additional paid in capital	9,139,087	8,993,683
Subscription receivable	-	-
Accumulated Deficit	(9,819,486)	(8,961,715)
Accumulated other comprehensive income (loss)	(86,810)	(84,772)
Total stockholders' equity (deficiency)	(749,672)	(35,067)

Total Liabilities and Stockholders' Equity (Deficiency)	$7,018,246	$7,660,347

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended December 31,
	2008	2007
	(RESTATED)	(RESTATED)
Revenue:
Sales, net	$1,143,994	$2,396,864
Services	252,166	336,058
Total revenue	1,396,160	2,732,922

Cost of sales:
Cost of goods sold	794,145	1,413,785
Cost of services provided	126,129	224,279
Total cost of sales	920,274	1,638,064

Gross profit	475,886	1,094,858

Operating expenses:
Selling, general and administrative expenses	1,155,115	1,349,771

Loss from operations	(679,229)	(254,913)

Financing expenses	(153,897)	(41,961)
Other income (expense), net	17,307	7,435

Loss before provision for income taxes	(815,819)	(289,439)

Provision for income taxes (benefit)	-	(4,388)

Loss before minority interest	(815,819)	(285,051)

Loss from minority interest	36,298	(9,158)

Net loss	(779,521)	(294,209)

Preferred stock dividend	(78,750)	(78,750)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(858,271)	$(372,959)

Loss per share, basic	$(0.05)	$(0.02)

Loss per share, fully diluted	$(0.05)	$(0.02)

Weighted average common stock outstanding
Basic	16,698,352	15,763,080
Fully Diluted	16,698,352	15,763,080

Comprehensive loss:
Net Loss	$(858,271)	$(372,959)
Foreign currency translation loss	(2,038)	4,192

Comprehensive loss	$(860,309)	$(368,767)

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended December 31,
	2008	2007
	(RESTATED)	(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(779,521)	$(294,209)
Adjustments to reconcile net income (loss) to cash (used in) operations:
Depreciation and amortization	107,035	98,454
Amortization of deferred financing costs	33,345	33,346
Fair value of vested employee options	65,704	-
Interest in non controlling entity	(36,298)	9,158
(Increase) decrease in:
Accounts receivable	77,192	(251,092)
Inventory	122,057	(235,134)
Other current assets	88,539	(20,037)
Other assets	(167)	144,664
Increase (decrease) in:
Accounts payable	12,727	392,502
Other current liabilities	(25,247)	(77,577)
Net cash used in operating activities:	(334,634)	(199,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,178)	(456,371)
Net cash used in investing activities:	(12,178)	(456,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution by non controlling entity	(98,000)	-
Proceeds from common stock subscription	-	2,000,000
Proceeds from (repayments of) lines of credit	248,963	(600,000)
Proceeds from (repayments of) notes payable and capital leases	(28,391)	(31,708)
Net cash provided by (used in) financing activities	122,572	1,368,292

Effect of currency rate change on cash:	(2,038)	4,192

Net increase (decrease) in cash and cash equivalents	(226,278)	716,188
Cash and cash equivalents, beginning of period	1,003,071	2,270,313

Cash and cash equivalents, end of period	$776,793	$2,986,501

Cash paid during year for interest	$30,345	$44,099
Cash paid during year for taxes	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued in settlement of debt	$80,000	$-

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

NOTE B - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the three month period ended December 31, 2008, the Company incurred a loss of $779,521. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

 NOTE D - NOTES PAYABLE

As of December 31, 2008 and September 30, 2008, notes payable consists of the following:

	December 31, 2008	September 30, 2008
Guarantee for the JCMD Mortgage loan payable in monthly principal installments plus interest. Note secured by first deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guaranty the loan. The note is in default. (See Note K).	$697,939	$703,324

Guarantee for the JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan is secured by a second deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guaranty the loan The note is in default.	568,062	573,328

Mortgage loan payable in monthly principal installments of $5,633 with a fixed interest rate of 5.98% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary	664,261	670,602

Note payable in monthly payments of $1,857.54 per month including interest at 7.25% per annum, unsecured	27,374	32,689
	1,957,636	1,979,943
Less current portion	1,314,131	1,326,167
Long term portion	643,505	$653,776

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE D - NOTES PAYABLE (CONTINUED)

Payments for notes payable, including the JCMD loans, for the next five years ending December 31, are as follows:

 Year ended December 31,

2009	$1,314,131
2010	38,198
2011	29,850
2012	32,254
2013	127,899
After	415,304
Total	$1,957,636

NOTE E CAPITAL LEASE OBLIGATIONS

Automobile and equipment includes the following amounts for capitalized leases at December 31, 2008:

Automobile and equipment	$910,403
Less: Accumulated depreciation and amortization	379,372
Net book value:	$531,031

Future minimum lease payments required under the capital leases are as follows:

Total minimum lease payments	$67,982
Less: amount representing interest	6,001
Subtotal	61,981
Less current portion	29,678
Long term portion	$32,303

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

		Fair Value Measurements at December 31, 2008 Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$119,168		$119,168

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

The Company recognized the beneficial conversion feature as in its original filing dated February 18, 2009 as a charge against current earnings as a financing (interest) expense. As fully described under note L below, this amendment reflects the beneficial conversion feature as a preferred stock dividend, rather than as a financing (interest) expense in compliance with Emerging Issues Task Force 98-5. “Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”). According to EITF 98-5, for convertible preferred stock, any recorded discount resulting from the allocation of proceeds to the beneficial conversion feature should be recognized as a preferred stock dividend using the effective yield method. EITF 98-5 also states that for convertible instruments that do not have a stated redemption date, a discount resulting from the accounting for a beneficial conversion option shall be amortized from the date of issuance to the earliest conversion date. The earliest conversion date of the Series A Preferred Stock is anytime from the issuance date up to five years when the stock is mandatorily redeemable.

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

SFAS 150 requires mandatorily redeemable financial instruments be classified as a liability unless the redemption is required only upon liquidation or termination of the reporting entity.  Although SFAS 150 also states that if a financial instrument embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable –and therefore becomes a liability-if that event occurs…, per Topic D-98 requires securities with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity.

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

PAYMENT OF DIVIDENDS. There are no dividends payable on the Series B Preferred Stock ..VOTING RIGHTS The holders of Series B Preferred Stock shall have no voting rights with the exception of the approval relating to increasing the number of outstanding shares of Series A Preferred or modifying the rights of the Series A Preferred Stock.

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

SERIES B PREFERRED STOCK (CONTINUED)

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

NOTE G - STOCK OPTIONS AND WARRANTS

EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted
		Remaining	Average	Weighted	Average
Exercise Price	Number Outstanding	Contractual Life (Years)	Exercise Price	Number Exercisable	Exercise Price
$ 0.26	490,000	4.51	$0.26	-	$0.26
$ 0.45	170,000	7.40	$0.45	170,000	$0.45
	660,000	5.50	$0.31	170,000	$0.45

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

EMPLOYEE STOCK OPTIONS (CONTINUED)

Transactions involving options issued to employees are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2007	170,000	$0.45
Granted	490,000	$0.26
Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2008	660,000	0.31
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, December 31, 2008	660,000	$0.31

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

NON EMPLOYEE OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non- employees of the Company as of December 31, 2008:

	Options Outstanding			Options Exercisable
Weighted Average
	Number	Remaining Contractual	Weighted Average	Weighted Number	Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$ 0.10	1,000,000	3.75	$0.10	1,000,000	$0.10

Transactions involving options issued to non-employees are summarized as follows:

	Weighted Average	Price per
	Number of Shares	Share

Outstanding at October 1, 2007	1,395,000	$0.39
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding, September 30, 2008	1,395,000	0.39
Granted
Exercised	—	—
Canceled or expired	(395,000)	1.13
Outstanding, December 31, 2008	1,000,000	$0.10

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

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of December 31, 2008:

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS (CONTINUED)

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted
		Remaining	Average	Weighted
Exercise Price	Number Outstanding	Contractual Life (Years)	Exercise Price	Number Exercisable	Average Exercise Price
$ 0.30	100,000	2.94	$0.30	100,000	$0.30

Transactions involving warrants are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2007	20,490,000	$0.69
Granted	100,000	0.30
Exercised	(3,500,000)	-
Canceled or expired	(15,500,000)	-
Outstanding, September 30, 2007	1,590,000	0.54
Granted	-	-
Exercised	-	-
Canceled or expired	(1,490,000)	0.55
Outstanding, December 31, 2008	100,000	$0.49

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

Included in the Company's consolidated balance sheets at December 31, 2008 and September 30, 2008 are the following net assets of JCMD:

	December 31,	September 30,
	2008	2008
ASSETS (JCMD)
Cash and cash equivalents	$34,019	$117,726
Accounts receivable, prepaid expenses and other current assets	19,400	19,400
Total current assets	53,419	137,126
Property, plant and equipment, net	1,257,824	1,273,824
Total assets	1,311,243	1,410,950

LIABILITIES:
Current portion of long term debt	1,266,001	43,570
Accounts payable and accrued liabilities	119,168	—
Total current liabilities	1,385,169	43,570
Long term debt	—	1,233,082
Total liabilities	1,385,169	1,276,652
Net assets (liabilities)	$(73,926)	$134,298

Consolidated results of operations for the three months ended December 31, 2008 and 2007 include the following:

	December 31,	December 31,
	2008	2007
Revenues	$39,636	$38,859

Cost and expenses - real estate:
Operating expenses	8,084	1,789
Depreciation	8,000	8,000
Financing expenses	133,776	19,912

Total costs and expenses	149,860	29,701

Operating income (loss) -Real estate	$(110,224)	$9,158

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE H - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (CONTINUED)

Net loss from non controlling entity is comprised as follows:

Loss of non controlling entity:	$110,224
Less: liabilities in excess of assets	(73,926)

Net loss of non controlling entity	$36,298

During the three months ended December 31, 2008, JCMD Properties, LLC distributed $98,000 to its members (See Note J)

NOTE I - SEGMENT INFORMATION

The Company has one reportable business segment which is operated in two geographic locations.

Those geographic segments are:

* United States * Germany

Information for the three months ended December 31, 2008 and 2007 concerning principal geographic areas is presented below according to the area where the activity is taking place.

	December 31,	December 31,
	2008	2007

REVENUES:
United States	$1,132,742	$2,290,726
Germany	263,418	442,197
Total revenue	1,396,160	2,732,923

GROSS PROFIT
United States	470,997	953,360
Germany	(4,889)	141,498
Total gross profit	475,886	1,094,858

OPERATING LOSS:
United States	(502,974)	(219,733)
Germany	(176,259)	(35,180)
Total operating (loss)	$(679,233)	$(254,913)

	December 31,	September 30,
	2008	2008
ASSETS
United States	$6,436,403	$7,093,088
Germany	581,843	567,259
Total asset	$7,018,246	$7,660,347

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE I - SEGMENT INFORMATION (CONTINUED)

Three months ended December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
CAPITAL EXPENDITURES
United States	—	416,242
Germany	12,178	40,129
Total capital expenditures	$12,178	$456,371

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

NOTE L – RESTATEMENT

The accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2008 and 2007 have been restated to correct errors relating to the accounting treatment of dividend classification of our Preferred Stock.  The effect of these adjustments is a reclassification from interest expense to preferred stock dividend on the face of the Statements of Operations. There was no effect on the balance sheet or cash flows from operating, investing or financing for either period, except for line items changes within each category.

The following tables summarize the effects of these adjustments on the Company’s unaudited condensed consolidated statements of operations and cash flows for the three months ended December 31,  2008 and 2007:

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE L – RESTATEMENT (CONTINUED)

Condensed Consolidated Statement of Operations
For the Three Months Ended December 31, 2008

	As Previously
	Reported	Adjustment	Reference	As Restated

Revenue	$1,396,160	$		$1,396,160
Cost of sales	920,274	$		920,274
Gross profit	475,886	$-		475,886

Operating expenses	1,155,115	$-		1,155,115

Loss from operations	(679,229)			(679,229)

Other income (expense)
Financing costs	(232,647)	$78,750	a	(153,897)
Other income (expense)	17,307	$		17,307

Net loss before income taxes	(894,569)	$78,750		(815,819)

Provision for income taxes	-	$-		-

Net loss before minority interest	(894,569)	$78,750		(815,819)

Loss from minority interest	36,298			36,298

Net loss	$(858,271)	$78,750		$(779,521)

Preferred dividend	-	$(78,750)	a	(78,750)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(858,271)	$-		$(858,271)

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE L – RESTATEMENT (CONTINUED)

Condensed Consolidated Statement of Operations
For the Three Months Ended December 31, 2007

	As Previously
	Reported	Adjustment	Reference	As Restated

Revenue	$2,732,922	$		$2,732,922
Cost of sales	1,638,064			1,638,064
Gross profit	1,094,858	-		1,094,858

Operating expenses	1,349,771	-		1,349,771

Loss from operations	(254,913)			(254,913)

Other income (expense)
Financing costs	(120,711)	78,750	a	(41,961)
Other income (expense)	7,435			7,435

Net loss before income taxes	(368,189)	78,750		(289,439)

Provision for income taxes	(4,388)	-		(4,388)

Net loss before minority interest	(363,801)	78,750		(285,051)

Loss from minority interest	(9,158)			(9,158)

Net loss	$(372,959)	$78,750		$(294,209)

Preferred dividend	$-	$(78,750)	a	$(78,750)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(372,959)	$-		$(372,959)

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE L – RESTATEMENT (CONTINUED)

Condensed Consolidated Statement of Cash Flows
For the Three Months Ended December 31, 2008

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss for the period	$(858,271)	$78,750	a	$(779,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	107,035			107,035
Amortization of deferred financing costs	33,345			33,345
Fair value of vested employee options	65,704			65,704
Interest in non controlling entity	(36,298)			(36,298)
(Increase) decrease in:
Accounts receivable	77,192			77,192
Inventory	122,057			122,057
Other assets	88,372			88,372
Increase (decrease) in:
Accounts payable and accrued liabilities	66,230	(78,750)	a	(12,520)
Net cash used in operating activities	(334,634)	-		(334,634)

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,178)			(12,178)
Net cash used in investing activities	(12,178)	-		(12,178)

Cash flows from financing activities:
Distribution by non-controlling entity	(98,000)			(98,000)
Proceeds from of lines of credit	248,963			248,963
Repayments of notes payable and capital leases	(28,391)			(28,391)
Net cash provided by financing activities	122,572	-		122,572

Effect of currency rate change on cash:	(2,038)			(2,038)

Net increase in cash	(226,278)			(226,278)
Cash at beginning of period	1,003,071			1,003,071

Cash at end of period	$776,793	$-		$776,793

MARKETING WORLDWIDE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE L – RESTATEMENT (CONTINUED)

Condensed Consolidated Statement of Cash Flows
For the Three Months Ended December 31, 2007

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss for the period	$(372,959)	$78,750	a	$(294,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	98,454			98,454
Amortization of deferred financing costs	33,346			33,346
Interest in non controlling entity	9,158			9,158
(Increase) decrease in:
Accounts receivable	(251,092)			(251,092)
Inventory	(235,134)			(235,134)
Other assets	124,627			124,627
Increase (decrease) in:
Accounts payable and accrued liabilities	393,675	(78,750)	a	314,925
Net cash used in operating activities	(199,925)	-		(199,925)

Cash flows from investing activities:
Purchase of property, plant and equipment	(456,371)			(456,371)
Net cash used in investing activities	(456,371)	-		(456,371)

Cash flows from financing activities:
Proceeds from common stock subscription	2,000,000			2,000,000
Repayments of lines of credit	(600,000)			(600,000)
Repayments of notes payable and capital leases	(31,708)			(31,708)
Net cash provided by financing activities	1,368,292	-		1,368,292

Effect of currency rate change on cash:	4,192			4,192

Net increase in cash	716,188			716,188
Cash at beginning of period	2,270,313			2,270,313

Cash at end of period	$2,986,501	$-		$2,986,501

(a) reclassification of preferred stock dividend from financing costs to preferred stock dividend

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The limited seasonality of our businesss offers significant operational challenges in our manufacturing and distribution functions, based on a partial dependency on manufacturing abroad. To limit these challenges and to provide a rapid turnaround time of customer orders, we traditionally keep somewhat higher inventory levels. New strategies to decrease inventory and improve inventory turns over rates are currently being implemented. Utilizing the synergies between our newly acquired companies and the utilization of the newly created manufacturing capacities here in the US that are now controlled by us, we are expecting to produce higher levels of efficiency over time.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the three months ended December 31, 2008, we used $334,634 of cash flow in operations primarily from our net loss of $779,521; offset by non cash depreciation and amortization charges of $140,380, fair value of options granted of $65,704, minority interest of $(36,298) and net changes in our operating assets and liabilities of $275,101.

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

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2008 TO THE THREE MONTHS ENDED DECEMBER 31, 2007.

SALES. Net sales during the first quarter 2009 (three months ending December 31, 2008) were $1,396,160 a decrease of $1,336,762, or 48.9%, compared to $2,732,922 during the first quarter 2008. This decrease was due a slowdown of manufacturing activities in the automobile industry.

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

FINANCING EXPENSE. For the three months ended December 31, 2008, our financing expense increased to $153,897 from $41,961, an increase of 267% over the same period prior year. The increase was primarily related to the mark to market adjustment to our interest swap agreement associated with the JCMD Properties, LLC mortgages.

NET LOSS increased by $485,312 to a loss of ($779,521) from a loss of ($294,209).

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
     (31)(2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     (32)(1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601of Regulation S-K.
     (32)(2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.
____________

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

MARKETING WORLDWIDE CORPORATION
(Registrant)

(Date): June 4, 2009	By:	/S/ JAMES MARVIN
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