Form 10-Q
period 2009-06-30
MARKETING WORLDWIDE CORP
filed 2009-08-06
CIK 1278363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended JUNE 30, 2009

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
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                           ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. August 3, 2009: 17,835,091

MARKETING WORLDWIDE CORPORATION

Form 10-Q for the Quarter ended June 30, 2009

Table of Contents

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,736	$1,003,071
Accounts receivable, net	796,546	1,150,871
Inventories	935,431	1,107,478
Deferred income taxes	-	188,271
Other current assets	20,517	102,577
Total current assets	1,923,230	3,552,268

Property, plant and equipment, net	3,167,805	3,456,624

Other assets:
Other intangible assets	87,500	110,000
Capitalized finance costs, net	371,095	470,043
Other assets, net	28,310	71,412

Total assets	$5,577,940	$7,660,347

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Bank line of credits	$636,840	$400,000
Notes payable and capital leases, current portion	1,321,223	1,356,002
Accounts payable	829,931	865,058
Warranty liability	126,983	126,983
Other current liabilities	420,014	621,117
Total current liabilities	3,334,991	3,369,160

Long term debt:
Notes payable, long term	622,397	653,776
Capital leases, long term	24,664	38,230

Total liabilities	3,982,052	4,061,166

Interest in non-controlling entity	-	134,298

Series A convertible preferred stock, $0.001 par value; 3,500,000 shares issued and outstanding	3,499,950	3,499,950

Stockholders' Equity (Deficiency)
Series B convertible preferred stock, $0.001 par value, 10,000,000 authorized; 1,192,308 shares issued and outstanding as of June 30, 2009 and September 30, 2008	1,192	1,192
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,835,091 and 16,545,091 shares issued and outstanding as of June 30, 2009 and September 30, 2008, respectively	17,835	16,545
Additional paid in capital	9,479,922	8,993,683
Accumulated deficit	(11,272,299)	(8,961,715)
Accumulated other comprehensive income (loss)	(130,712)	(84,772)
Total stockholders' equity (deficiency)	(1,904,062)	(35,067)

Total Liabilities and Stockholders' Equity (Deficiency)	$5,577,940	$7,660,347
See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Revenue:
Sales, net	$895,867	$1,438,785	$2,638,992	$5,596,616
Services	115,658	440,562	395,071	1,309,134
Total revenue	1,011,525	1,879,347	3,034,063	6,905,750

Cost of sales:
Cost of goods sold	460,741	836,832	1,553,151	3,553,396
Cost of services provided	89,121	363,245	482,119	957,168
Total cost of sales	549,862	1,200,077	2,035,270	4,510,564

Gross profit	461,663	679,270	998,793	2,395,186

Operating expenses:
Selling, general and administrative expenses	896,036	1,087,380	2,957,158	3,130,448

Loss from operations	(434,373)	(408,110)	(1,958,365)	(735,262)

Financing expenses	(33,382)	(45,573)	(214,857)	(130,551)
Other income (expense), net	27,910	69,332	54,590	66,015

Loss before provision for income taxes	(439,845)	(384,351)	(2,118,632)	(799,798)

Provision for income taxes (benefit)	-	(88)	-	(4,590)

Loss before minority interest	(439,845)	(384,263)	(2,118,632)	(795,208)

(Income) loss from minority interest	-	4,239	44,298	(26,563)

Net loss	(439,845)	(380,024)	(2,074,334)	(821,771)

Preferred stock dividend	(78,750)	(78,750)	(236,250)	(236,250)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(518,595)	$(458,774)	$(2,310,584)	$(1,058,021)

Loss per share, basic	$(0.03)	$(0.03)	$(0.14)	$(0.07)

Loss per share, fully diluted	$(0.03)	$(0.03)	$(0.14)	$(0.07)

Weighted average common stock outstanding
Basic	17,168,003	16,066,758	16,903,278	15,907,161
Fully Diluted	17,168,003	16,066,758	16,903,278	15,907,161

Comprehensive loss:
Net Loss	$(518,595)	$(458,774)	$(2,310,584)	$(1,058,021)
Foreign currency translation loss	(43,902)	21,999	(45,940)	53,133

Comprehensive loss	$(562,497)	$(436,775)	$(2,356,524)	$(1,004,888)
See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended June 30,
	2009	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,074,334)	$(821,771)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	344,068	280,947
Amortization of deferred financing costs	98,948	100,036
Fair value of extended warrant expiry terms	-	58,188
Fair value of vested employee options	109,779	-
Common stock issued for services rendered	61,500	-
Interest in non controlling entity	(44,298)	26,563
(Increase) decrease in:
Accounts receivable	354,325	(702,050)
Inventory	172,047	(265,614)
Other current assets	270,331	(5,723)
Other assets	43,102	(11,228)
Increase (decrease) in:
Accounts payable	44,873	(364,406)
Other current liabilities	(201,103)	(257,975)
Net cash used in operating activities:	(820,762)	(1,964,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32,749)	(561,130)
Net cash used in investing activities:	(32,749)	(561,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution by non controlling entity	(90,000)	(141,894)
Proceeds from common stock subscription	-	2,000,000
Proceeds from (repayments of) lines of credit	236,840	(600,000)
Repayments of notes payable and capital leases	(79,724)	(115,344)
Net cash provided by financing activities	67,116	1,142,762

Effect of currency rate change on cash:	(45,940)	53,133

Net (decrease) in cash and cash equivalents	(832,335)	(1,329,268)
Cash and cash equivalents, beginning of period	1,003,071	2,270,313

Cash and cash equivalents, end of period	$170,736	$941,045

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$139,322	$130,551
Cash paid during year for taxes	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued in settlement of debt	$80,000	$-
Common stock issued for services rendered	$61,500	$-
Common stock issued for dividend payments (which the Company elected to pay in common stock as opposed to cash) on the Series A Convertible Preferred Stock	$236,250	$210,000

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine months period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2008 financial statements and footnotes thereto included in the Company's SEC Form 10K.

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

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Marketing Worldwide LLC, Colortek, Inc., MW Global Limited which owns 100% of the outstanding ownership and economical interest in Modelworxx GmbH. Effective January 1, 2005, the consolidated financial Statements also include a variable interest entity (VIE) of which the Marketing Worldwide LLC is the primary beneficiary as further described in Note I. All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

ACCOUNTING FOR BAD DEBT AND ALLOWANCES

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. There was no allowance for doubtful accounts at June 30, 2009 and September 30, 2008.

INVENTORIES

The inventory consists of work in process and finished goods substantially ready for resale purposes. The Company purchases the merchandise on delivered duty paid basis. The amounts for cost of goods sold during the three and nine month periods ended June 30, 2009 and 2008 are removed from inventory on weighted average cost method.

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

ADVERTISING

The Company follows the policy of charging the cost of advertising to expenses as incurred. For the nine month periods ended June 30, 2009 and 2008, advertising costs were not material to the statement of operations.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents totaling 1,000,000 and 4,450,000 at June 30, 2009 and 2008, respectively, were not considered as they would be anti-dilutive and had no impact on loss per share for any periods presented.

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended September 30, 2008 or the nine months ended June 30, 2009.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities (as amended)" (SFAS 133). In accordance with this standard, derivative instruments are recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivative instruments are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in Stockholders' Equity as a component of Accumulated other comprehensive (loss) income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. The Company has designated an interest rate swap that effectively fixes the floating prime-based interest rate on a mortgage obligation as a cash flow hedge. See Note F for more information on the Company's interest rate swap.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

In January 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, (“FAS 157”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of FAS 157 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with FAS 157.

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

The Company granted 0 and 490,000 employee options during the nine month periods ended June 30, 2009 and 2008, respectively. The Company recorded the fair value of the vested portion of issued employee options of $109,779 and $0 for the nine months ended June 30, 2009 and 2008, respectively.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

NOTE B - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the nine month period ended June 30, 2009, the Company incurred a loss of $2,310,584.

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

The credit agreements with the primary secured lender provides that, upon non-compliance with such financial covenants, the bank may take various actions, including among other things any one or more of the following: (i) terminate its commitment to make advances to the Company, (ii) declare the balance of the indebtedness due and payable, or (iii) exercise its rights as a secured creditor by taking possession of or otherwise liquidating some or all its collateral.  However, the primary secured lender suspended their right to take any of the above by a forbearance agreement (“Forbearance Agreement”) dated June 26, 2009 with an expiration date of August 31, 2009.  Upon expiration of the forbearance period, whether by passage of time or at secured lender’s election after the occurrence of an Event of Default, the secured lender shall be free to exercise all of its rights and remedies under the credit agreements and applicable law.

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE B - GOING CONCERN MATTERS AND TRIGGERING EVENTS (continued)

The Company's existence is dependent upon management's ability to raise additional financing and develop profitable operations. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE C - BANK LINE OF CREDIT

The Company had a line of credit with a maximum borrowing limit of $800,000 with Key Bank.  Borrowings under the agreement are collateralized by substantially all the Company's assets. At September 30, 2008, the Company was in default on its line of credit agreement.

On January 27, 2009, the Key Bank notified the Company it was in default of its obligations under the line of credit agreement and commercial mortgage loan secured by second deed of trust on real property to JCMD Properties, LLC. The notification is declaring the debt obligations in default and is therefore entitling the lender to exercise certain rights and remedies, including but not limited to, increasing the interest rate to the default rate and demanding immediate repayment in full of the principal, interest and interest swap outstanding liability.  Further, the lender notified the Company that the line of credit maturing on February 1, 2009 will not be renewed and no further advances are available on the line of credit.  As discussed in Note B, the Company has entered into a Forbearance Agreement through August 31, 2009.As of June 30, 2009, the line of credit remains in default with an outstanding principal balance of $600,000.

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

In accordance with the Forbearance Agreement, the secured lender increased the interest rate on unpaid balances to bear interest at a floating rate of three and one half percent (3.50%) in excess of the Bank’s Prime Rate, and upon default shall bear interest at a rate of six and one half percent (6.50%) in excess of the Bank’s Prime Rate.

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE D - NOTES PAYABLE

As of June 30, 2009 and September 30, 2008, notes payable consists of the following:

	June 30, 2009	September 30, 2008
Guarantee for the JCMD Mortgage loan payable in monthly principal installments plus interest. Note secured by first deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guarantee the loan. The note is in default. (*)	$687,031	$703,324

Guarantee for the JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan is secured by a second deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guarantee the loan The note is in default. (*)	557,324	573,328

Mortgage loan payable in monthly principal installments of $5,633 with a fixed interest rate of 5.98% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary	650,967	670,602

Note payable in monthly payments of $1,857.54 per month including interest at 7.25% per annum, unsecured	25,905	32,689
	1,921,227	1,979,943
Less current portion	1,298,830	1,326,167
Long term portion	$622,397	$653,776

(*) In accordance with the Forbearance Agreement, the secured lender of the JCMD Mortgage Loans increased the interest rate on unpaid balances to bear interest at a floating rate of two and quarter percent (2.25%) in excess of the Bank’s Prime Rate, and upon default shall bear interest at a rate of five and one quarter percent (5.25%) in excess of the Bank’s Prime Rate.

NOTE D - NOTES PAYABLE (CONTINUED)

Payments for notes payable, including the JCMD loans, for the next five years ending June 30, are as follows:

 Year ended June 30,

2010	$1,298,830
2011	29,850
2012	32,254
2013	34,424
2014 and thereafter	525,869
Total	$1,921,227

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE E- CAPITAL LEASE OBLIGATIONS

Automobile and equipment includes the following amounts for capitalized leases at June 30, 2009:

Automobile and equipment	$150,550
Less: Accumulated depreciation and amortization	106,425
Net book value:	$44,125

Future minimum lease payments required under the capital leases are as follows:

Total minimum lease payments	$50,832
Less: amount representing interest	3,775
Subtotal	47,057
Less current portion	22,393
Long term portion	$24,664

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

		Fair Value Measurements at June 30, 2009 Using:
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$74,661		$74,661
Notes payable and capital leases	$1,968,284		$1,968,284

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE G - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of June 30, 2009, the Company has issued and outstanding 3,500,000 shares of Series A preferred stock, 1,192,308 shares of Series B preferred stock and 17,835,091 shares of common stock.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE G - CAPITAL STOCK (continued)

SERIES A PREFERRED STOCK (continued)

As additional consideration for the purchase of the Series A Preferred Stock, the Company granted to the holders warrants entitling it to purchase 11,000,000 common shares of the Company's common stock at the price of $0.70 per share, 6,000,000 at $0.85 per share and 6,000,000 at $1.20 per share. The underlying A, B & C warrants lapse if unexercised by April 23, 2012.

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

SFAS 150 requires mandatorily redeemable financial instruments be classified outside of equity unless the redemption is required only upon liquidation or termination of the reporting entity.  Although SFAS 150 also states that if a financial instrument embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable –and therefore becomes a liability-if that event occurs, per Topic D-98 requires securities with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE G - CAPITAL STOCK (continued)

SERIES B PREFERRED STOCK (continued)

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

As of June 30, 2009, the Company has 1,192,308 shares of Series B Preferred Stock outstanding.

COMMON STOCK

On October 20, 2008, the Company settled with Carter Securities for 300,000 shares of the Company's common stock and the surrender of 490,000 warrants held by Carter to purchase the Company’s common stock at $0.65 per share held by Carter Securities, LLC.

On May 28, 2009, the Company issued 80,000 shares of the Company’s common stock in exchange for services rendered.  The shares of common stock were valued at $24,000.

On May 29, 2009, the Company issued 785,000 shares of the Company’s common stock in settlement of $236,250 of outstanding dividends payable to Series A Convertible Preferred stockholders.

On June 17, 2009, the Company issued 125,000 shares of the Company’s common stock in exchange for services rendered.  The shares of common stock were valued at $37,500.

NOTE H - STOCK OPTIONS AND WARRANTS

EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of June 30, 2009:

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

EMPLOYEE STOCK OPTIONS (continued)

	Options Outstanding			Options Exercisable
		Weighted Average Remaining	Weighted Average	Weighted	Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.26	490,000	4.01	$0.26	430,000	$0.26
$0.45	170,000	6.90	$0.45	170,000	$0.45
	660,000	5.00	$0.31	600,000	$0.45

Transactions involving options issued to employees are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2007	170,000	$0.45
Granted	490,000	$0.26
Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2008	660,000	0.31
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, June 30, 2009	660,000	$0.31

In May 2008 the Company granted 400,000 employee stock options vesting over one year. The options grant the employee the right to purchase the Company's common stock over the next 4 years at an exercise price of $0.26. The options were valued using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: -0-%; volatility: 221.26%; risk free interest rate: 3.85%. The determined fair value of the options of $101,213 was recognized as a period expense ratably with vesting rights.

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

The Company recorded as current period expense the vested portions of the above employee options of $109,779 and $0 for the nine months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was $14,824.

NON EMPLOYEE OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non- employees of the Company as of June 30, 2009:

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

NON EMPLOYEE OPTIONS (continued)

	Options Outstanding			Options Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.10	1,000,000	3.25	$0.10	1,000,000	$0.10

Transactions involving options issued to non-employees are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2007	1,395,000	$0.39
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2008	1,395,000	0.39
Granted
Exercised	-	-
Canceled or expired	(395,000)	1.13
Outstanding, June 30, 2009	1,000,000	$0.10

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2009 and 2008 was $100,000 and $200,000, respectively. Aggregate intrinsic value represents the difference between the Company's closing price on the last trading day of the fiscal period, which was $0.20 as of June 30, 2009, and the exercise price multiplied by the number of options outstanding.

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of June 30, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.30	100,000	2.19	$0.30	100,000	$0.30

Transactions involving warrants are summarized as follows:

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

WARRANTS (continued)

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2007	20,490,000	$0.69
Granted	100,000	0.30
Exercised	(3,500,000)	-
Canceled or expired	(15,500,000)	-
Outstanding, September 30, 2008	1,590,000	0.54
Granted	-	-
Exercised	-	-
Canceled or expired	(1,490,000)	0.65
Outstanding, June 30, 2009	100,000	$0.49

During the nine months ended June 30, 2009, the Company cancelled 490,000 warrants in connection with a settlement of an outstanding debt obligation.

NOTE I - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

Included in the Company's consolidated balance sheets at June 30, 2009 and September 30, 2008 are the following net assets of JCMD:

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE I - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (continued)

	June 30, 2009	September 30, 2008
ASSETS (JCMD)
Cash and cash equivalents	$45,070	$117,726
Accounts receivable, prepaid expenses and other current assets	-	19,400
Total current assets	45,070	137,126
Property, plant and equipment, net	1,269,224	1,273,824
Total assets	1,314,294	1,410,950

LIABILITIES:
Current portion of long term debt	1,244,355	43,570
Accounts payable and accrued liabilities	74,661	-
Total current liabilities	1,319,016	43,570
Long term debt	-	1,233,082
Total liabilities	1,319,016	1,276,652
Net assets (liabilities)	$(4,722)	$134,298

Consolidated results of operations for the nine months ended June 30, 2009 and 2008 include the following:

	June 30, 2009	June 30, 2008
Revenues	$125,827	$117,872

Cost and expenses – real estate:
Operating expenses	5,726	13,813
Depreciation	24,000	24,000
Interest, net	145,120	53,496
Total costs and expenses	174,846	91,309

Operating income (loss) -Real estate	$(49,019)	$26,563

During the nine months ended June 30, 2009 and 2008, JCMC Properties LLC issued cash distributions to its members totaling $90,000 and $141,894, respectively.

NOTE J - SEGMENT INFORMATION

The Company has one reportable business segment which is operated in two geographic locations.

Those geographic segments are:

* United States (including Canada) * Germany

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE J - SEGMENT INFORMATION (continued)

Information for the nine months ended June 30, 2009 and 2008 concerning principal geographic areas is presented below according to the area where the activity is taking place.

	June 30, 2009	June 30, 2008
Revenues:
United States	$2,541,087	$5,389,534
Germany	492,976	1,516,216
Total revenue	3,034,063	6,905,750

Gross Profit
United States	1,107,413	1,985,237
Germany	(108,620)	409,949
Total gross profit	998,793	2,395,186

Operating loss:
United States	(1,440,741)	(483,803)
Germany	(517,624)	(251,459)
Total operating (loss)	$(1,958,365)	$(735,262)

	June 30, 2009	September 30, 2008
Assets
United States	$5,206,952	$8,433,579
Germany	370,988	890,891
Total asset	5,577,940	9,324,470

Nine months ended June 30, 2009 and 2008:	June 30, 2009	June 30, 2008
Capital Expenditures
United States	10,112	245,692
Germany	22,637	315,438
Total capital expenditures	$32,749	$561,130

NOTE K - RELATED PARTY TRANSACTIONS

The members of JDMD Properties, LLC made cash distributions of $90,000 and $141,894 during the nine months ended June 30, 2009 and 2008, respectively.

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE L – RESTATEMENT

The effect of these adjustments is a reclassification from interest expense to preferred stock dividend on the face of the Statements of Operations.  There was no effect on cash flows from operating, investing or financing for either period although presented for line items changes within each category.

The following tables summarize the effects of these adjustments on the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2008 and the condensed consolidated statements of cash flows for the nine months ended June 30, 2008.

Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2008

	As Previously
	Reported	Adjustment	Reference	As Restated

Revenue	$1,879,347	$-		$1,879,347
Cost of sales	$1,200,077	$-		$1,200,077
Gross profit	$679,270	$-		$679,270

Operating expenses	$1,087,380	$-		$1,087,380

Loss from operations	$(408,110)			$(408,110)

Other income (expense)
Financing costs	$(124,323)	$78,750	a	$(45,573)
Other income (expense)	$69,332	$-		$69,332

Net loss before income taxes	$(463,101)	$78,750		$(384,351)

Provision for income taxes	$(88)	$-		$(88)

Net loss before minority interest	$(463,013)	$78,750		$(384,263)

Loss from minority interest	$4,239	$-		$4,239

Net loss	$(458,774)	$78,750		$(380,024)

Preferred dividend	$-	$(78,750)	a	$(78,750)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(458,774)	$-		$(458,774)

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE L – RESTATEMENT (continued)

Condensed Consolidated Statement of Operations
For the Nine Months Ended June 30, 2008

	As Previously
	Reported	Adjustment		Reference		As Restated

Revenue	$6,905,750		$-	$		$6,905,750
Cost of sales	$4,510,564		$-	$		$4,510,564
Gross profit	$2,395,186		$-			$2,395,186

Operating expenses	$3,130,448		$-			$3,130,448

Loss from operations	$(735,262)		$-			$(735,262)

Other income (expense)
Financing costs	$(366,801)		$236,250		a	$(130,551)
Other income (expense)	$66,015	$				$66,015

Net loss before income taxes	$(1,036,048)		$236,250			$(799,798)

Provision for income taxes	$(4,590)		$-			$(4,590)

Net loss before minority interest	$(1,031,458)		$236,250			$(795,208)

Loss from minority interest	$(26,563)		$-			$(26,563)

Net loss	$(1,058,021)		$236,250			$(821,771)

Preferred dividend	$-		$(236,250)		a	$(236,250)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,058,021)		$-			$(1,058,021)

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE L – RESTATEMENT (continued)

Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended June 30, 2008

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss for the period	$(1,058,021)	$236,250	a	$(821,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$280,947	$-		$280,947
Amortization of deferred financing costs	$100,036	$-		$100,036
Fair value of warrant expiry terms	$58,188	$-		$58,188
Interest in non controlling entity	$26,563	$-		$26,563
(Increase) decrease in:
Accounts receivable	$(702,050)	$-		$(702,050)
Inventory	$(265,614)	$-		$(265,614)
Other current assets	$(5,723)	$-		$(5,723)
Other assets	$(11,228)	$-		$(11,228)
Increase (decrease) in:
Accounts payable and other current liabilities	$(386,131)	$(236,250)	a	$(622,381)
Net cash used in operating activities	(1,964,033)	$-		$(1,964,533)

Cash flows from investing activities:
Purchase of property, plant and equipment	$(561,130)	$-		$(561,130)
Net cash used in investing activities	$(561,130)	$-		$(561,130)

Cash flows from financing activities:
Distribution by non-controlling entity	$(141,894)	$-		$(141,894)
Proceeds from common stock subscription	$2,000,000	$-		$2,000,000
Proceeds from of lines of credit	$(600,000)	$-		$(600,000)
Repayments of notes payable and capital leases	$(115,344)	$-		$(115,344)
Net cash provided by financing activities	$1,142,762	$-		$1,142,762

Effect of currency rate change on cash:	$53,133	$-		$53,133

Net decrease in cash	$(1,329,268)	$-		$(1,329,268)
Cash at beginning of period	$2,270,313	$-		$2,270,313

Cash at end of period	$941,045	$-		$941,045

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE L – RESTATEMENT (continued)

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

BUSINESS OVERVIEW

Marketing Worldwide Corporation (the "Company", "Registrant" or "MWW"), was incorporated under the laws of the State of Delaware in July 2003. The Company is engaged, through its wholly-owned subsidiary, Marketing Worldwide LLC ("MWWLLC") in Howell, Michigan.

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

Since its inception, the company's  business has planned for  an ongoing expansion of MWW's infrastructure and staff and warranted the diversification and expansion of its activities into the design and engineering of its products in the US and Europe. The company has also continued to increase vertical integration in manufacturing, in order to address newly arising market opportunities. Drawing from the experience of its principals, consultants and management team, strategically utilizing longstanding relationships in the industry, the company has steadily expanded its design services, product range, client and employees/contractor base and is currently aggressively pursuing the expansion of its client roster, in addition to its existing major clients such as South East Toyota, Gulf States Toyota and Toyota Canada. In its effort for more vertical integration and to improve market share, the Company has acquired Colortek, a "Class A" painting facility in Baroda, Michigan and Modelworxx GmbH in Munich Germany and has commenced operation with a new "Class A" painting facility in Elkhart, Indiana.

In addition to its existing customers, the Company has established initial relationships with several new major foreign and domestic automobile manufacturers, has recently begun delivering accessory programs to KIA Motors America and Toyota Germany and has received additional Request for Quotes from Toyota Canada, BMW, Ford Motor, VW, KIA Motors, MOBIS (KIA and Hyundai) and Nissan. MWW has been delivering product directly to the Toyota Motor Manufacturing Corporation assembly plant in Canada for nearly twenty six (26) months and has been awarded new programs to be delivered to Toyota Canada International. Through our wholly owned subsidiary Modelworxx in Germany we have begun to manufacture and deliver products to Toyota Europe and are currently in the process to expand our design and logistics services in Germany. We have expanded the number of products designed in Germany for sale to other European automobile manufacturers and our large customers in the US. Through Modelworxx, we will also provide our US produced products for sale to European customers and have contracted and started delivering to several new distributors in Europe. We are in various stages of seeking to provide additonal accessory programs to other major foreign and domestic automobile manufacturers such as Ford, GM, Nissan, Subaru and Hyundai in the US and several large manufacturers and distributors throughout Europe.

The global credit market crisis has had a dramatic effect on our industry. In the nine months ended June 30, 2009, due to the turmoil in the mortgage and overall credit markets, continued reductions in U.S. housing values, the United States and Western Europe have entered into a recession and the slowdown of economic growth in the rest of the world, created a substantially more difficult business environment. Vehicle sales in North America contracted severely and the pace of vehicle sales in the rest of the world slowed. Our liquidity position, as well as our operating performance, were negatively affected by these economic and industry conditions and by other financial business factors, many of which are beyond our control.  It may not be likely that these adverse economic conditions, and their effect on the automotive industry, will improve significantly in the near term, notwithstanding the unprecedented intervention by the U.S. and other governments in the global banking and financial systems.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the nine months ended June 30, 2009, we used $820,762 of cash flow in operations primarily from our net loss of $2,074,334; offset by non cash depreciation and amortization charges of $443,016, fair value of options granted of $109,779, common stock issued for services rendered of $61,500 net with non controlling entity interest of $44,298 and net changes in our operating assets and liabilities of $683,575.

INVESTING ACTIVITIES. During the nine months ended June 30, 2009, we used $32,749 in cash flows in investing activities by acquiring additional equipment for our operations for the nine months ended June 30, 2009.

FINANCING ACTIVITIES. During the nine ended June 30, 2009, we received $67,116 from borrowing on our line of credit, net with payments towards our notes payable and capital leases and distribution from the non controlling entity.

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

The credit agreements with the primary secured lender provides that, upon non-compliance with such financial covenants, the bank may take various actions, including among other things any one or more of the following: (i) terminate its commitment to make advances to the Company, (ii) declare the balance of the indebtedness due and payable, or (iii) exercise its rights as a secured creditor by taking possession of or otherwise liquidating some or all its collateral.  However, the primary secured lender suspended their right to take any of the above by a forbearance agreement (“Forbearance Agreement”) dated June 26, 2009 with an expiration date of August 31, 2009.  Upon expiration of the forbearance period, whether by passage of time or at secured lender’s election after the occurrence of an event of default, the secured lender shall be free to exercise all of its rights and remedies under the credit agreements and applicable law.

The Company's existence is dependent upon management's ability to raise additional financing and develop profitable operations. Additional financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

As of June 30, 2009, we had a working capital deficit of $1,411,761.

The independent auditors report on our September 30, 2008 financial statements included in our Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2009 TO THE THREE MONTHS ENDED JUNE 30, 2008.

SALES. Net sales during the third quarter 2009 (three months ending June 30, 2009) were $1,011,525 a decrease of $867,822, or 46.2%, compared to $1,879,347 during the third quarter 2008. This decrease was due an unprecedented slowdown of manufacturing activities in the global automobile industry.

GROSS MARGINS. Gross margins for the third quarter 2009 increased to 46% from 36% in the same period of 2008 due to our pursuit of higher margin product mix.

OPERATING EXPENSES
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses decreased by $191,344 to $896,036 in the third quarter of 2009, compared to $1,087,380 in the third quarter of 2008. The decrease was attributable to operating costs reductions we put into place with the auto industry downturn.

OPERATING LOSS. Operating loss increased by $26,263 to a loss of ($434,373) in the third quarter of 2009, compared to a net operating loss of ($408,110) in the third quarter of 2008. This increase was due primarily to the factors described above.

FINANCING EXPENSE. For the three months ended June 30, 2009, our financing expense decreased to $33,382 from $45,573, a decrease of 26.8% over the same period prior year.

NET LOSS increased by $59,820 to a loss of ($439,844) from a loss of ($380,024).

INTERIM RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED JUNE 30, 2009 TO THE NINE MONTHS ENDED JUNE 30, 2008.

SALES. Net sales during the nine months ending June 30, 2009 were $3,034,063, a decrease of $3,871,687, or 56.1%, compared to $6,905,750 during the nine months ending June 30, 2008. This decrease was due to the unprecedented automotive slow down in North America and Europe.

GROSS MARGINS. Gross margins for the nine months ending June 30, 2009 were $998,793 as compared to $2,395,186 for the nine months ending June 30, 2008 a decrease from 34.7% to 32.9% in the same period of 2008. This was due to fixed costs associated with production and services and a reduction in Sales.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses decreased by $173,290 to $2,957,158 in the nine months ending June 30, 2009, compared to $3,130,448 in the same period of 2008. The decrease was attributable to cost cutting measures.

OPERATING INCOME. Operating income decreased by $1,223,103 to a loss of ($1,958,365) in the nine months ending June 30, 2009, compared to a net operating loss of ($735,262) in the nine month ending June 30, 2008. This decrease was due to primarily to the economic slow down, fixed costs and the reduction in service and product sales.

FINANCING EXPENSE. For the nine months ended June 30, 2009, our interest expense increased to $214,857 from $130,551, an increase of 64.6% over the same period prior year.

NET INCOME (LOSS) increased by $1,252,563 to a loss of ($2,074,334) from a loss of ($821,771)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2009, the Company's management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting. In response, the Company has addressed these deficiencies and while it has not eliminated each item, the Company has begun a process to address each identified weakness, such as, hiring an outside CPA consultant who will provide a greater degree of separation of duties, especially Accounts Receivable and Accounts Payable management.  Further, the outside CPA consultant will be implementing documented policies and procedures concerning the Company’s internal controls over financial reporting, its policy on fraud and code of ethics. Moreover, the Company’s board of directors is evaluating the cost vs. benefit of expanding its board to include independent directors and a separate audit committee, as well as methods to implement sufficient monitoring controls among a small number of executives.

As a result of our limited financial resources, we do not anticipate that we will be in a position to engage further accounting personnel or a senior financial officer in the foreseeable future.  Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may continue to adversely affect our ability to timely file our quarterly and annual reports.

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of June 30, 2009, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no current legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 17, 2009 the Company issued 125 shares of the Company’s common stock in exchange for services rendered. The shares were valued at $37,500.

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

MARKETING WORLDWIDE CORPORATION (Registrant)

(Date): August 5, 2009	By:	/S/	JAMES MARVIN
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