Form 10-K
period 2009-09-30
MARKETING WORLDWIDE CORP
filed 2010-01-13
CIK 1278363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934 For the fiscal year ended September 30, 2009

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock quoted on the OTC Bulletin Board as of the last business day of the Registrant's most recently completed fourth fiscal quarter was approximately $5,156,225. Shares of the Registrant's common stock held by each executive officer and director and by each entity or person that, to the Registrant's knowledge, owned 5% or more of the Registrant's outstanding common stock as of March 31,2009 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At January 3, 2010, there were 18,415,091 shares of $.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

		PAGE
PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	9
ITEM 1B.	UNRESOLVED STAFF COMMENTS	14
ITEM 2.	PROPERTIES	15
ITEM 3.	LEGAL PROCEEDINGS	16
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

PART II
ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
	ISSUER PURCHASES OF EQUITY SECURITIES	16
ITEM 6.	SELECTED FINANCIAL DATA	17
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	17
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	24
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	25
ITEM 9A.	CONTROLS AND PROCEDURES	25
ITEM 9A(T).	CONTROLS AND PROCEDURES	25
ITEM 9B.	OTHER INFORMATION	26

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	26
ITEM 11.	EXECUTIVE COMPENSATION.	29
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	30
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
	DIRECTOR INDEPENDENCE	34
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.	35

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	36

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements using terminology such as "can", "may", "believe", "designated to", "will", "expect", "plan", "anticipate", "estimate", "potential" or "continue", or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

o	discuss our future expectations;
o	contain projections of our future results of operations or of ourfinancial condition; and
o	state other "forward-looking" information.

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

KIT-SPOILER AVALON '05
KIT-SPOILER CAMRY
KIT-SPOILER COROLLA
KIT-SPOILER 4RUNNER
KIT-SPOILER SIENNA
KIT-SPOILER YARIS SEDAN
KIT-SPOILER YARIS HB
KIT-SPOILER MATRIX
KIT COROLLA BODY SIDE MOLDING
KIT PRIUS BODY SIDE MOLDING
KIT MATRIX BODY SIDE MOLDING
KIT-iPod INTERFACE
KIT-SEAT HEATER
KIT-EXHAUST SYSTEM TUNDRA
KIT-EXHAUST SYSTEM SEQUOIA
KIT-EXHAUST SYSTEM SCION TC
KIT-EXHAUST SYSTEM TACOMA
KIT-EXHAUST SYSTEM FJ

MWW, through its wholly owned subsidiary Modelworxx GmbH (MWX), provides design services to BMW in Germany from within the BMW design facility in Munich, Germany. These design services include the BMW, Rolls Royce and Mini brands.  Further, Modelworxx GmbH also designs and manufactures accessories in a second MWX facility and delivers these accessories to Toyota Motor Germany, Toyota Motor Europe and has established European distribution for the sale of its Mercedes, BMW and Audi accessories.

In future periods, MWW expects to extend its operations to other automobile brands and to acquire additional customers in the US, Europe and Asia. During the year ended September 30, 2009, Marketing Worldwide sold 26 accessory programs, primarily for installation on new Toyota automobiles, to its four major customers. These four customers accounted for 87% of revenues during fiscal 2009. The accessory programs that we market to large vehicle processing centers for installation on new automobiles are created by the MWW design teams in the US and Germany and manufactured through a process in the US and Germany that we manage and control. Notably, MWW does not have a direct contractual relationship with Toyota Motor Corporation or Ford Motor in the U.S. Instead, MWW’s products and services are sold to the vehicle processing centers of those manufacturers in the US and Canada. MWW sells its products and services directly to Toyota Motor Manufacturing Company in Canada, in Europe to Toyota Germany and provides its design services directly to BMW in Germany.

In June of 2007 we acquired Colortek Inc., a “Class A” Original Equipment (OE) painting facility, headquartered in Baroda, Michigan. Colortek is a mid-sized “Class A” painting facility in the United States, qualified to provide “Class A” OE painting for a variety of automotive accessories. During the last four years, Colortek has painted automotive accessory programs for Toyota, Ford, Chrysler, Mitsubishi, Mazda, and Navistar and has worked with Tier 1 companies such a Magna/Decoma and Meridian. Currently produced programs include the Toyota Camry, Corolla, Matrix, Sienna, 4 Runner and RAV 4 and in the past have included all spoilers for the 2005-2007 Ford Focus Street Appearance II option package for the Ford Motor Company.

In September of 2007 we acquired Modelworxx GmbH, an automotive design and engineering firm located in Munich, Germany. Modelworxx has longstanding relationships with many European domestic and foreign automobile manufacturers, and has especially deep relationships with BMW, Mini and Rolls Royce. The transaction has been executed to expand MWW’s design, engineering and marketing capabilities, broaden its product and customer base and widen access to the global and especially European automotive markets. Modelworxx is one of the few outside design firms permitted to have its teams located inside the BMW design facility in Munich and is involved in the design process of future BMW Group automobiles. In July of 2008, Modelworxx established a second design and engineering studio facility outside the BMW facility. Besides providing similar services as the company currently provides to BMW to other manufacturers, this studio is focusing on the design and engineering of automotive accessories for the European and North American markets. Initial product from this studio has been delivered to Toyota Germany and has also been requested by Toyota Motor Europe and other European manufacturers. New advanced products are already in the prototype stage and will be launched into the European and North American markets during 2010. Modelworxx has established several large European distributors and is also executing all sales and marketing efforts for MWW’s US designed and manufactured products in the European market and Russia.

PRINCIPAL PRODUCTS AND SERVICES

MWW’s accessory programs are sold directly to vehicle processing centers and distributors located in North America and Europe. These vehicle processing centers and distributors receive a continuous stream of new vehicles from the foreign and domestic automobile manufacturers for accessorization and customization and subsequently, distribution into the domestic dealer distribution network. Distributors also sell accessories directly to their dealers and end customers.

The vehicle processing centers and distributors submit purchase orders to MWW and/or its wholly owned subsidiaries for the delivery of accessories programs for specific types of vehicles. An accessory program refers to the complete package of goods and services related to a single accessory for a particular type of vehicle.

MWW's business model empowers its customers to make the selection of various accessories (sold by MWW) later in the production cycle, thus improving time to market for their automobiles and faster reaction to the dynamically changing demand of its customers. The principal MWW products sold during the last two fiscal years include Automotive Body Components such as:

* Rear Deck Spoilers
* Running Boards
* Body Side Moldings
* Stainless Steel Exhaust Systems
* Side skirts or front ends
* Carbon Fiber Seat Heater Systems
* Lights and Fixtures

PRODUCTS IN DEVELOPMENT

During 2009, MWW developed molded in color body side moldings and seat heaters, both of which can be installed either by the vehicle processing centers or the retail dealer. MWW expects that installation at the vehicle processing center and dealership level will increase the market penetration rates.

In January 2009 MWW was awarded the 4Runner running board program for Toyota Canada.  This program launched in September of 2009 and will continue through 2014.

In December of 2009 the new Yaris HB package was approved by Southeast Toyota which included a spoiler, interior trim, lighted door sills and the new Bongiovi Acoustics sound system embedded in a special built JVC stereo system.

During the spring and summer of 2009 a full line of newly designed carbon fiber seat heater systems was developed and launched in July 2009. This expands the product line to 7 configurations, expanding the spectrum of applications in different vehicles.

In addition to its internal development programs, MWW is in various stages of joint program developments on a number of new programs with several other suppliers. These development efforts were undertaken to expand our product offering and customer base, while reducing our development costs. The new product designs include accessories for Nissan, KIA, Hyundai, Smart Car, and Toyota Motor Sales. These products are either currently being designed, prototyped or in various stages of tooling with expected launch dates in the second or third quarter of 2010.

In September 2008, Colortek signed a strategic alliance agreement with American Autocoat, a large Tier 1 supplier to the Domestic Big Three and has been quoting several new programs to US manufacturers.

In June of 2009 Colortek entered into a strategic alliance agreement with Polytec-Foha and was awarded three paint programs through Polytec for Hyundai, Ford Motor and Subaru components for launch in December 2009/January 2010.

In 2009 Modelworxx developed a running board for installation on the Toyota 4Runner and a universal running boards for installation on a wide range of different SUVs from different automobile manufacturers, such as BMW, VW, Mercedes and Audi. The new Toyota 4Runner Running Board launched at Toyota Canada in September 2009 and will continue through 2014.

THE MARKET

The global automobile accessory market is highly fragmented and not dominated by a few large participants. Competitive pressures among vehicle manufacturers have evolved so that the manufacturers add options to their vehicles at the vehicle processing centers and not during the initial manufacturing process at the assembly line. In addition many manufacturers have switched to smaller vehicle production runs which can be accommodated by MWW’s business model. These options packages are commonly referred to as "port installed" or "dealer installed" option packages. MWW accessory programs are a crucial part of the option packages installed at the vehicle processing centers. Accordingly, MWW receives its revenue directly from the vehicle processing centers and not from the automobile manufacturers or the automotive dealer.

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

MAJOR CUSTOMERS

MWW's major customers in the U.S. are the large independently owned Toyota Vehicle Processing Centers. In Canada, MWW's major customer is Toyota Canada, Inc and Toyota Motor Manufacturing Corporation. In Europe, MWW's major customers are BMW, ABT, Toyota Germany and Toyota Europe. Other customers in the US include KIA Motors America, Warren Distribution (distributor for the Scion Accessory Group of TMS), Polytec, 3-D Carbon, domestic and international manufacturer of original equipment and after market roof systems.

For the year ended September 2009, MWW was dependent upon four (4) customers for 87% of its revenue. Customer #1, Customer #2, Customer #3, and Customer #4 28.4, 28.4, 17.4 and 13.3% of revenue, respectively. Moreover, 84.1 of our accounts receivable at September 30, 2009 were due from these four (4) customers. For the year ended September 30, 2008, MWW was dependent upon four customers for 73.8% of its revenue. Customer #1, Customer #2, Customer #3, and Customer #4 represented 23.9, 23.7, 13.9, and 12.3% of revenue, respectively. Moreover, 80.4% of our accounts receivable at September 30, 2008 were due from four customers.

MWW devotes significant attention to its major customers and is seeking to develop relationships with additional customers throughout the US, Canada, Europe and Asia, so that it will decrease its dependency on only a few major customers. The acquisitions of Colortek, Inc. and Modelworxx GmbH should decrease this dependency in future periods.

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

TECHNOLOGY

Modelworxx GmbH, our wholly owned subsidiary in Germany, has an experienced design team whose members have been involved in the design of BMW, Rolls Royce and Mini automobiles for several years. Modelworxx GmbH applies the latest design tools and technologies during this process and covers the entire range of the design process from the initial sketch to CAD design, full size clay modeling to fully functional show cars to finally preparing automobiles for production. This experience, combined with MWW's existing experience and customer base in the US, is expected to accelerate the development of accessory programs for sale in the European and North American markets.

PORTABLE DIGITIZING SYSTEM

In order to produce its products and at the same time expedite the design and development, MWW uses the latest in digital recognition and design technology. Digital recognition refers to the use of up to date digital imaging equipment to capture data for manipulation, using computer aided design (CAD) programs to assist the process. MWW uses portable equipment to obtain surface and/or component data acceptable for CAD, either in the field or at the processing center's location. This allows MWW to create highly accurate full-scale parts that can be used for development, presentations and sales and marketing, should the CAD data for a particular vehicle not be available in advance.

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

SUPPLIERS

MWW has established relationships with a group of global suppliers that deliver quality materials for the production of add-on components to MWW. MWW believes there are numerous sources for the raw materials used in its products and a loss of any of these suppliers would not impact MWW's performance negatively. For the year ended September 30, 2009, MWW did not have any suppliers that represented greater than 10% of our total purchases.  For the year ended September 30, 2008, MWW made 31% of its purchases from three suppliers and 43.7 % of MWW’s accounts payable were due to three suppliers.

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

MAIN COMPETITORS

The competitive landscape has changed during the last twelve months, the market is more fragmented than ever before, a number of competitors have ceased to exist and consolidation is ongoing. MWW has entered into two strategic alliances with former Tier1 competitors. During the next twelve months a clearer picture of main competitors will emerge again.

COMPETITIVE ADVANTAGES

MWW believes that its competitive edge lies in its extensive global resources in design, engineering and sales. MWW focuses on the expansion of its internal capabilities and improved utilization of resources between its headquarters and its wholly owned subsidiaries and the careful cultivation of long-term relationships, in contrast to simply selling products to multiple anonymous customers. By making sure MWW customers will remain satisfied clients, MWW is not only stabilizing and growing its client roster and assuring revenue growth, but also simultaneously building and maintaining barriers of entry for competitors. MWW (Colortek) has entered into several strategic alliances with larger Tier 1 companies that are beginning to generate additional revenue for MWW by utilizing the existing customer relationships and logistics capabilities of the strategic alliance partners.

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

EMPLOYEES

MWW has forty six (46) full-time and five (5) part-time employees. During fiscal 2008, MWW had fifty seven (57) full time and three (3) part time employees. MWW considers full-time to be 32 or more hours per week. Management believes that the structure of its workforce allows MWW to scale its overhead according to the scope of its design, tooling, assembly and manufacturing requirements throughout the year. MWW plans to add employees in the future.

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

In their report dated January 13, 2010, our independent auditors stated that our financial statements for the year ended September 30, 2009 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors' doubts are based on our incurring net losses and deficits in cash flows from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors' doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

OUR REVENUE DEPENDS ON A FEW KEY CUSTOMERS. THE LOSS OF A KEY CUSTOMER WOULD HAVE A NEGATIVE IMPACT ON OUR REVENUE AND RESULTS FROM OPERATIONS.

For the fiscal year ended September 30, 2009, our four largest customers represented 28.4%, 28.4%, 17.4% and 13.3% of our $4.5 million in net sales. For the fiscal year ended September 30, 2008, our four largest customers represented 23.9%, 23.7%, 13.9%, and 12.3% of the 2008 $8.3 million in net sales. The loss of a key customer would have a material adverse effect on our operations.

WE DEPEND ON A FEW KEY SUPPLIERS TO OBTAIN EQUIPMENT AND COMPONENTS. ANY DISRUPTION IN OUR ABILITY TO OBTAIN ADEQUATE QUANTITIES AND MEET DELIVERY SCHEDULES CAUSED BY OUR RELIANCE ON A FEW KEY SUPPLIERS COULD HURT OUR BUSINESS.

For the fiscal year ended September 30, 2009, 17% of our purchases came from two suppliers. For the year ended September 30, 2009, MWW did not have any suppliers that represented greater than 10% of our total purchases.  For the fiscal year ended September 30, 2008, 31% of our purchases came from three suppliers. The loss of a key supplier would result in delivery delays disrupt our revenue and net income and hurt our reputation. Vertical integration has reduced our dependency on outside suppliers.

OUR BUSINESS DEPENDS ON OUR DESIGNS, BUT WE HAVE NOT SOUGHT COPYRIGHT OR PATENT PROTECTION FOR ALL OUR PRODUCTS. IF OUR UNPROTECTED ACCESSORY PROGRAMS BECOME WIDELY AVAILABLE BECAUSE WE FAILED TO USE CERTAIN LEGAL MEANS TO PROTECT OUR DESIGNS, IT MAY HURT OUR BUSINESS.

Our success is dependent, in part, upon the designs for our principal products such as our rear deck spoilers, running boards, front grills, stainless steel exhaust systems, side skirts, front ends, carbon fiber seat heaters, and light systems and the intellectual property and trade secrets used during the manufacturing and assembly processes. We have not taken steps to obtain copyright or patent protection for all of our designs. Instead, we mostly rely on confidentiality agreements with our customers, employees, vendors and consultants to protect our proprietary technology. If our unprotected accessory programs become widely available because we did not adequately protect the designs, intellectual property and trade secrets, it may cause a material adverse change in our business, financial condition and results of operations.

WE DO NOT HAVE LONG-TERM WRITTEN AGREEMENTS WITH OUR KEY CUSTOMERS OR KEY SUPPLIERS; THEREFORE, OUR REVENUE STREAM AND OUR SUPPLY CHAIN ARE SUBJECT TO GREATER UNCERTAINTY.

Southeast Toyota Distributors, LLC, Gulf States Toyota, Inc., Toyota Canada, Inc., Toyota Motor Manufacturing Corp., BMW, Germany are all key customers. These customers issue short term contracts (12 months) or blanket purchase orders to us that remain open during the life of an accessory program or the extended term.

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

Our annual operating results are likely to fluctuate significantly in the future as a result of our dependence on our major customers, South East Toyota Distributors, Inc., Gulf States Toyota, Inc., Toyota Canada, Inc., Toyota Motor Manufacturing Corp, and BMW.

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

WE HAVE PLEDGED ALL OF OUR ASSETS TO ONE CREDITOR. OUR BUSINESS COULD BE AFFECTED BY OUR RELATIONSHIP WITH THIS CREDITOR.

In previous years, we entered into an asset based loan agreement with Key Bank N.A. to borrow up to $800,000 (the "Loan"). The Loan was due on February 1, 2009. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan.

On September 11, 2009 we repaid the KeyBank loan in full and entered into a new loan agreement with Summit Financial to borrow up to $1,000,000. MWW pledged all of its inventory, equipment, accounts, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan. If we are unable to renew the Loan when it comes due or find other sources of capital, the lender could foreclose on all of our assets. This would have a material adverse effect on our financial condition and results from operations.

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

Shareholders should be aware of and familiar with the recent issues concerning corporate governance and lack of independent directors as a specific topic. Our two directors are not independent because they are employed by the Company. The OTC Bulletin Board does not have any listing requirements concerning the independence of a company's board of directors.

TWO STOCKHOLDERS WITH 33% OF THE COMMON STOCK ARE THE CONTROLLING OFFICERS AND DIRECTORS. THEREFORE, INVESTORS WILL HAVE LITTLE OR NO CONTROL OVER MANAGEMENT OR MATTERS THAT REQUIRE STOCKHOLDER APPROVAL.

Our Chief Executive Officer owns 22% and Chief Operating Officer owns 11% of the issued and outstanding common stock of the Company. These two stockholders with 33% of the common stock are the controlling officers and directors and because of the voting power held can effectively approve or block any corporate change of control. Moreover, because of the voting power, these two stockholders can effectively elect the board of directors and vote to amend the Company's certificate of incorporation. Investors should be aware that the voting power of these two stockholders can be exercised in a manner that delivers economic benefit of all stockholders or may be exercised in a manner that does not deliver the same economic benefit to all stockholders.

THERE IS A GRADUALLY EMERGING PUBLIC MARKET FOR MWW'S SECURITIES AND YOU MAY HAVE DIFFICULTIES TO LIQUIDATE YOUR INVESTMENT.

Trading of MWW stock (MWWC.OB) has commenced, with a closing ask price of $0.28 on December 31, 2009. If a market for MWW's common stock continues to develop slowly; the stock price may be volatile. No assurance can be given that any market for MWW's common stock will be maintained. The sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities Act Rules by members of management or others may have a substantial adverse impact on any such market.

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

UNDER ASC 810-10, OUR CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ASSETS, LIABILITIES, REVENUES, COSTS, AND EXPENSES OF JCMD PROPERTIES, LLC, A VARIABLE INTEREST ENTITY.

Under generally accepted accounting principles, specifically FASB ASC 810-10, MWW combines the assets, liabilities, and non-controlling interest of JCMD Properties LLC, a "Variable Interest Entity" at fair value. Investors should read the notes to our financial statements and understand the accounting rules in this area. The assets, liabilities, revenues, costs, and expenses of the Variable Interest Entity ("VIE") that is included in the consolidated financial statements are not ours.

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

WE HAVE IDENTIFIED WEAKNESSES IN OUR INTERNAL CONTROLS.

Our management has concluded that our internal control over financial reporting was not completely effective as of September 30, 2009, as a result of several weaknesses in our internal control over financial reporting. Descriptions of the material weaknesses are included in Item 9A(T), "Control and Procedures", in this Form 10-K.

As a result of these weaknesses, we performed additional work to obtain reasonable assurance regarding the reliability of our financial statements, have hired an outside CPA to oversee certain reporting procedures and have hired an experienced CFO to manage the financial department.  However, the remaining weaknesses could result in a misstatement of substantially all accounts and disclosures, which would result in a misstatement of annual or interim financial statements that would not be prevented or detected. Errors in our financial statements could require a restatement or prevent us from timely filing our periodic reports with the Securities and Exchange Commission ("SEC"). Additionally, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information.

Our inability to remediate all weaknesses or any additional material weaknesses that may be identified in the future could, among other things, cause us to fail to timely file our periodic reports with the SEC and require us to incur additional costs and divert management resources. Additionally, the effectiveness of our or any system of disclosure controls and procedures is subject to inherent limitations, and therefore we cannot be certain that our internal control over financial reporting or our disclosure controls and procedures will prevent or detect future errors or fraud in connection with our financial statements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2009 fiscal year and that remained unresolved.

ITEM 2. PROPERTIES

MWW's principal executive office is located at 2212 Grand Commerce Dr., Howell, MI 48855. The facility has three truck wells, two ground doors, a technical development enclosure, 20 foot ceilings, additional office space and more parking. The land for the executive office consists of 2.3 acres. The office building is approximately 24,000 square feet.

The facility was built to suit MWW's requirements and leased from JCMD Properties LLC, a company owned by James Marvin and Michael Winzkowski, current officers, directors and large stockholders of MWW. As such, MWW has a long term lease with the landlord, JCMD Properties LLC that is owned by these two affiliates. Under the Lease Agreement, as amended, MWW pays monthly rent of approximately $17,000 with annual adjustments. The lease rates between MWW and JCMD Properties LLC is higher than current market rates. The current cost per square foot at the facility is $8.60 per square foot and subject to a price increase if the lease is extended. Nearby, triple net lease rates range between $6.00 - $10.00 per square foot.

Under generally accepted accounting principles, specifically ASC 810-10, MWW consolidates the assets, liabilities, and non-controlling interest of JCMD Properties LLC, a "Variable Interest Entity" at fair value. The following mortgage obligations of JCMD Properties LLC pertain to the real property occupied by MWW. As of September 30, 2009, the aggregate outstanding mortgage obligations were $1,235,015. The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC that are included in the combined financial statements are not the Company's.

The satellite/home offices for the support teams operating in different parts of the U.S. and Germany are located at the following addresses.

A second location is in Bluffton, South Carolina, United States. MWW does not record any lease expense for this office because this facility is made available to MWW by its employee who is reimbursed for out-of-pocket costs, such as telephone, facsimile and courier. A third office is located in Los Angeles, CA and is made available to MWW at no cost. The South Carolina office coordinates the relationship with South East Toyota Distributors, Inc., Gulf States Toyota, Inc. and explores expansion opportunities with Caribbean.

Our subsidiary, Colortek, Inc. has a 42,000 square foot facility on 20 acres located in Baroda, Michigan. The facility is owned by MWW and is financed by Edgewater Bank. The mortgage is scheduled for a balloon payment in July of 2013. The Mortgage note balance at September 30, 2009 was $644,129 with a 180 month term and a fixed interest rate of 6.75%. The current monthly payment is $5,962.

The main office of Modelworxx is a 3,000 square foot leased facility in Munich, Germany, with a rent of $2,750 per month. Modelworxx also has business with a second 14,000 square foot facility, with a rent of $5,700 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

At January 3, 2010, there were 18,415,091 shares of common stock issued and outstanding. There are 2,495,000 shares of common stock that are subject to outstanding options and warrants to purchase common stock. On December 31, 2009 the closing ask price of our common stock was $0.28 per share.

The common stock of MWW commenced trading on the OTCBB on September 14, 2006. The table below sets forth the high and low bid information for each quarter for the year ended September 30, 2008. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Marketing Worldwide Corp

High - Low

Date	High	Low
December 2007	$0.95	$0.40
March 2008	$0.90	$0.27
June 2008	$0.41	$0.19
September 2008	$0.45	$0.12
September 2009	$0.55	$0.05

At January 4, 2010, MWW had 46 common stockholders of record and the share price was $0.28. MWW has not declared any cash dividends on its common equity for the last two years. It is unlikely that MWW will pay dividends on its common equity in the future and is likely to retain earnings and issue additional common equity in the future.

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

In May 2008, MWW granted 490,000 employee stock options vesting over next one to three years. The options grant the employee the right to purchase the Company's common stock over the next 4 to 10 years at an exercise price of $0.26. The options were valued using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: -0-%; volatility: 221.26%; risk free interest rate: 2.73% to 3.85%. The determined fair value of the options of $124,603 will be recognized as a period expense ratably with vesting rights.

ITEM 6.  SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

ACCOUNTING FOR VARIABLE INTEREST ENTITIES

Accounting Standards Codification subtopic 810-10, Consolidation (“ASC 810-10”) discusses certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. ASC 810-10 requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity.  The primary beneficiary is the entity, if any, that will absorb a majority of the entities expected losses, receive a majority of the entity’s expected residual returns or both.

Pursuant to the effective date of a related party lease obligation, the Company adopted ASC 810-10.  This resulted in the consolidation of one variable interest entity (VIE) of which the Company is considered the primary beneficiary.  The Company’s variable interest in this VIE is the result of providing certain secured debt mortgage guarantees on behalf of a limited liability company that leases warehouse and general offices located in the city of Howell, Michigan.

REVENUE RECOGNITION

For revenue from products and services, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”).  ASC 605-10 requires that four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

The company defers any revenue for which the product has not been delivered or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services has been rendered or no refund will be required.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”).  ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing 605-25 on the Company’s financial position and results of operations was not significant.

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

Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. There was $131,458 and $0 allowance for doubtful accounts at September 30, 2009 and 2008, respectively.

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

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2009 TO THE YEAR ENDED SEPTEMBER 30, 2008

Revenues

Net revenues were $4,507,941 for the year ended September 30, 2009. Our revenues decreased by $3,797,720 or 45.7% from $8,305,661 for the year ended September 30, 2008. The significant decrease is attributable to the severe economic downturn of the auto industry.

GROSS PROFIT

Management improved MWW's gross profit margin as a percentage of revenues by 1.55% compared to the prior year. For the fiscal year ended September 30, 2009, MWW's gross profit was $1,514,345 (33.60%) compared to $ 2,661,594 (32.05%) for the fiscal year ended September 30, 2008.  MWW sold a greater percentage of its higher margin products in 2009 than in 2008. Further, our successful efforts to reduce manufacturing costs contributed to higher margins. MWW's gross profit margin is influenced by a number of factors and gross margin may fluctuate based on changes in the cost of supplies, product mix, currency exchange, and competition.

OPERATING EXPENSES

Selling, general, and administrative expenses were $4,209,179 in 2009 compared to $4,818,937 during 2008. The decrease in selling, general, and administrative costs of $609,758 is attributable to management of expenses. While not a regular and recurring activity, the Company's management from time to time assesses its new acquisition opportunities in regard to making additional acquisitions in the future.

OTHER INCOME (EXPENSES)

Financial expenses were $271,938 in 2009 compared to $177,878 during 2008. The increase is due to higher borrowing costs this year as compared to the prior year.

Other income (expense), net was $60,112 in 2009 compared to $90,863 in 2008; a change of $30,751. Other income (expense) represents interest income $1,423 and other income of $58,689. While not a recurring activity, the Company's management from time to time assesses its foreign currency risks in connection with its agreements to acquire inventory and materials from its vendors and enters into contracts to hedge such risks. The Company currently has no foreign currency contracts.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had working capital deficit of $2,639,676. We reported negative cash flow from operating activities of $975,446, negative cash flow from investing activities of $32,749 and positive cash flow from financing of $142,763.

The negative cash flow from operating activities consists of $2,915,622 net loss, net with $433,591 depreciation and amortization expenses, $132,293 in amortization of deferred financing costs, $173,245 stock based compensation and $33,260 loss on sale of equipment, $306,192 decrease in accounts receivable, $491,568 decrease in inventory, $285,476 decrease in other assets, $324,149 increase in accounts payable, net with $195,300 decrease in other current liabilities

Negative cash flow from investing activities of $32,749 occurred from acquiring additional property and equipment.

We reported generating net cash of $142,753 from financing activities primarily from additional line of credit of $339,832, net with $107,069 repayment of notes payable and capital leases and $90,000 distribution from our variable interest entity.

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

Based on the application of Accounting Standards Codification Subtopic 810-10 (“ASC 810-10”), the Company is consolidating its financials with those of JCMD Properties LLC. The assets, liabilities, revenues and costs and expenses of JCMD Properties LLC that are included in the combined financial statements are not the Company's. The liabilities of the VIE's will be satisfied from the cash flows of the VIE's assets and revenues belong to the VIE.

The Company had a line of credit with a maximum borrowing limit of $800,000 with Key Bank.  Borrowings under the agreement are collateralized by substantially all the Company's assets. At September 30, 2008, the Company was in default on its line of credit agreement.

On January 27, 2009, the Key Bank notified the Company it was in default of its obligations under the line of credit agreement and commercial mortgage loan secured by second deed of trust on real property to JCMD Properties, LLC. The notification is declaring the debt obligations in default and is therefore entitling the lender to exercise certain rights and remedies, including but not limited to, increasing the interest rate to the default rate and demanding immediate repayment in full of the principal, interest and interest swap outstanding liability.  Further, the lender notified the Company that the line of credit maturing on February 1, 2009 will not be renewed and no further advances are available on the line of credit.  As discussed in Note B, the Company has entered into a Forbearance Agreement through August 31, 2009. As of September 30, 2009, the Key Bank line of credit was repaid through the Company securing the below financing with Summit Financial Resources, L.P.

On August 31, 2009, Marketing Worldwide, LLC entered into a financing agreement with Summit Financial Resources L.P. (Summit) for a maximum borrowing of up to $750,000 maturing August 31, 2010. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all assets of Marketing Worldwide, LLC have been pledged as collateral for the Summit facility. Marketing Worldwide Corp., has guaranteed the financing arrangement.

In September, Marketing Worldwide, LLC entered into an addendum which increased the maximum borrowing amount to $1,000.000.

Under the arrangement, Summit typically advances to the Company 85% of the total amount of accounts receivable factored. Summit retains 15% of the outstanding factored accounts receivable as a reserve, which it holds until the customer pays the factored invoice to Summit. The cost of funds for the accounts receivable portion of the borrowings with Summit includes: (a) a collateral management fee of 0.65% of the face amount of factored accounts receivable for each period of fifteen days, or portion thereof, that the factored accounts receivable remains outstanding until payment in full is applied and (b) interest charged at the Wall Street Journal prime rate plus 1% divided by 360.  The Summit default rate is the Wall Street Journal prime rate plus 10%. The Company may be obligated to purchase the receivable back from Summit at the end of 90 days.

During the three months ended September 30, 2009, we factored invoices totaling $791,500 in receivables. As of September 30, 2009, the advance balance due to Summit was $721,224.

In addition, the Company has established a credit facility in Germany for a maximum borrowing limit of 35,000 Euro plus 10,000 Euro overdraft protections ($51,072 and $14,592 USD, respectively) with open expiry date. Interest is at 9.5% per year for the credit facility and 4.5% for overdraft protection. The Credit facility is guaranteed by the President of the Company's subsidiary, Modelworxx GmbH.

MWW expects its regular capital expenditures to be approximately $160,000 for fiscal 2010. Further, MWW expects approximately $140,000 in additional capital expenditures during fiscal 2010 for Modelworxx GmbH. These anticipated expenditures are for continued investments in property, tooling, and equipment used in our business.

The independent auditors report on our September 30, 2009 financial statements included in this Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

The Company's existence is dependent upon management's ability to develop profitable operations. In addition, at September 30, 2008, the Company was in default on certain secured credit facilities.

The Company's existence is dependent upon management's ability to raise additional financing and develop profitable operations. Additional financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note A of the Notes to Consolidated Financial Statements contained herein.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

See pages F-1 through F-34 following:

MARKETING WORLDWIDE CORPORATION
SEPTEMBER 30, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Marketing Worldwide Corporation
Howell, Michigan

We have audited the accompanying consolidated balance sheets of Marketing Worldwide Corporation as of September 30, 2009 and 2008, and the related consolidated statements of operations, deficiency in stockholders' equity and cash flows for each of the two years in the period ended September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the consolidated balance sheets referred to above presents fairly, in all material respects, the financial position of Marketing Worldwide Corporation as of September 30, 2009 and 2008 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, is in default of loan certain covenants, and is dependent on securing additional equity and debt financing to support its business efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York	/s/ R B S M LLP
January 13, 2010

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$114,482	$1,003,071
Accounts receivable, net	844,679	1,150,871
Inventories	615,910	1,107,478
Deferred income taxes	-	188,271
Other current assets	28,034	102,577
Total current assets	1,603,105	3,552,268

Property, plant and equipment, net	3,052,522	3,456,624

Other assets:
Other intangible assets	80,000	110,000
Capitalized finance costs, net	337,750	470,043
Other assets, net	48,750	71,412

Total assets	$5,122,127	$7,660,347

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit	$739,832	$400,000
Notes payable and capital leases, current portion	1,919,692	1,356,002
Accounts payable	1,109,207	865,058
Warranty liability	66,216	126,983
Other current liabilities	407,834	621,117
Total current liabilities	4,242,781	3,369,160

Long term debt:
Notes payable, long term	-	653,776
Capital leases, long term	21,247	38,230

Total liabilities	4,264,028	4,061,166

Interest in non-controlling entity	-	134,298

Series A convertible preferred stock, $0.001 par value; 3,500,000 shares issued and outstanding	3,499,950	3,499,950

Deficiency in Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 10,000,000 authorized; 1,192,308 shares issued and outstanding as of September 30, 2009 and 2008	1,192	1,192
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,835,091 and 16,545,091 shares issued and outstanding as of September 30, 2009 and 2008, respectively	17,835	16,545
Additional paid in capital	9,639,388	8,993,683
Deficit	(12,192,337)	(8,961,715)
Accumulated other comprehensive income (loss)	(107,929)	(84,772)
Total deficiency in stockholders' equity	(2,641,851)	(35,067)

Total Liabilities and Deficiency in Stockholders' Equity	$5,122,127	$7,660,347

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
		(Restated)
Revenue:
Sales, net	$4,112,870	$6,629,579
Services	395,071	1,676,082
Total revenue	4,507,941	8,305,661

Cost of sales:
Cost of goods sold	2,511,477	4,198,919
Cost of services provided	482,119	1,445,148
Total cost of sales	2,993,596	5,644,067

Gross profit	1,514,345	2,661,594

Operating expenses:
Selling, general and administrative expenses	4,209,179	4,818,937

Loss from operations	(2, 694,834)	(2,157,343)

Financing expenses	(271,938)	(177,878)
Loss of disposal of equipment	(33,260)	-
Other income (expense), net	60,112	90,863

Loss before provision for income taxes	(2,939,920)	(2,244,358)

Provision for income taxes (benefit)	-	(4,592)

Loss before minority interest	(2,939,920)	(2,239,766)

Income (Loss) from non-controlling interest	24,298	(35,422)

Net loss	(2,915,622)	(2,275,188)

Preferred stock dividend	(315,000)	(315,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,230,622)	$(2,590,188)

Loss per share, basic	$(0.19)	$(0.16)

Loss per share, fully diluted	$(0.19)	$(0.16)

Weighted average common stock outstanding
Basic	17,138,146	16,017,852
Fully Diluted	17,138,146	16,017,852

Comprehensive loss:
Net Loss	$(3,230,622)	$(2,590,188)
Foreign currency translation loss	(23,157)	(84,772)

Comprehensive loss	$(3,253,779)	$(2,674,960)

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED STATEMENT OF DEFICIENY IN STOCKHOLDERS' EQUITY
TWO YEARS ENDED SEPTEMBER 30, 2009

							Other
	Preferred stock		Common stock		Additional	Subscription	Comprehensive	Retained Earnings
	Shares	Amount	Shares	Amount	Paid in Capital	Receivable	Income (loss)	(Deficit)	Total
Balance, October 1, 2008	-	$-	15,763,080	$15,763	$8,056,551	$(2,000,000)	$-	$(6,371,527)	$(299,213)

Common stock subscription	-	-	-	-	-	2,000,000	-	-	2,000,000

Common stock issued in settlement of cumulative preferred stock dividend	-	-	303,678	304	209,696	-	-	-	210,000

Change in fair value of warrants extended expiry date	-	-	-	-	58,188	-	-	-	58,188

Warrants exercised in conjunction with the issuance of preferred stock	442,308	442	-	-	524,558	-	-	-	525,000

Preferred stock issued in exchange for cancellation of warrants	750,000	750	-	-	(750)	-	-	-	-

Common stock issued for services rendered at $0.30 per share	-	-	158,333	158	47,342	-	-	-	47,500

Common stock issued for services rendered at $0.17 per share	-	-	200,000	200	33,800	-	-	-	34,000

Common stock issued for services rendered at $.30 per share	-	-	120,000	120	35,880	-	-	-	36,000

Fair value of warrants issued in exchange for services rendered	-	-	-	-	28,418	-	-	-	28,418

Foreign currency translation	-	-	-	-	-	-	(84,772)	-	(84,772)

Net loss	-	-	-	-	-	-	-	(2,590,188)	(2,590,188)

Balance, September 30, 2008	1,192,308	$1,192	16,545,091	$16,545	$8,993,683	$-	$(84,772)	$(8,961,715)	$(35,067)

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED STATEMENT OF DEFICIENY IN  STOCKHOLDERS' EQUITY
TWO YEARS ENDED SEPTEMBER 30, 2009

							Other
	Preferred stock		Common stock		Additional	Subscription	Comprehensive	Retained Earnings
	Shares	Amount	Shares	Amount	Paid in Capital	Receivable	Income (loss)	(Deficit)	Total
Balance forward	1,192,308	$1,192	16,545,091	$16,545	$8,993,683	$-	$(84,772)	$(8,961,715)	$(35,067)

Common stock issued in settlement of debt	-	-	300,000	300	79,700	-	-	-	80,000

Common stock issued for services rendered at $0.30 per share	-	-	205,000	205	61,295	-	-	-	61,500

Common stock issued in settlement of cumulative preferred stock dividend	-	-	785,000	785	392,965	-	-	-	393,750

Fair value of vested options	-	-	-	-	111,745	-	-	-	111,745

Foreign currency translation	-	-	-	-	-	-	(23,157)	-	(23,157)

Preferred stock dividend	-	-	-	-	-	-	-	(315,000)	(315,000)

Net loss	-	-	-	-	-	-	-	(2,915,622)	(2,915,622)

Balance, September 30, 2009	1,192,308	$1,192	17,835,091	$17,835	$9,639,388	$-	$(107,929)	$(12,192,337)	$(2,641,851)

See the accompanying notes to the  consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,915,622)	$(2,275,188)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	433,591	382,470
Loss on disposal of property, plant and equipment	33,260	-
Amortization of deferred financing costs	132,293	133,381
Fair value of extended warrant expiry terms	-	58,188
Fair value of vested employee options	111,745	-
Common stock issued for services rendered	61,500	47,500
Interest in non controlling entity	(44,298)	35,422
(Increase) decrease in:
Accounts receivable	306,192	(458,800)
Inventory	491,568	(249,494)
Other current assets	262,814	117,422
Other assets	22,662	127,871
Increase (decrease) in:
Accounts payable	324,149	(212,242)
Other current liabilities	(195,300)	(32,149)
Net cash used in operating activities:	(975,446)	(2,325,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32,749)	(487,267)
Net cash used in investing activities:	(32,749)	(487,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution by non controlling entity	(90,000)	(141,893)
Proceeds from common stock subscription	-	2,525,000
Proceeds from (repayments of) lines of credit	339,832	(600,000)
Proceeds from (repayments of) notes payable and capital leases	(107,069)	(152,691)
Net cash provided by (used in) financing activities	142,763	1,630,416

Effect of currency rate change on cash:	(23,157)	(84,772)

Net increase (decrease) in cash and cash equivalents	(888,589)	(1,267,242)
Cash and cash equivalents, beginning of period	1,003,071	2,270,313

Cash and cash equivalents, end of period	$114,482	$1,003,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$47,814	$130,551
Cash (recoverable) during year for taxes	$(188,271)	$-

NON-CASH TRANSACTIONS:
Common stock issued in settlement of debt	$80,000	$-
Common stock issued for dividend payments (which the Company elected to pay in Common stock as opposed to cash) on the Series A Convertible Preferred Stock	$393,750	$210,000

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Marketing Worldwide LLC. Effective January 1, 2005, the consolidated financial Statements also include a variable interest entity (VIE) of which the LLC is the primary beneficiary as further described in Note M. Additionally on May 24, 2007 the Company acquired Colortek, Inc. and on September 28, 2007 the Company acquired MW Global Limited which owns 100% of the outstanding ownership and economical interest in Modelworxx GmbH. All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

Revenue Recognition

For revenue from products and services, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

The Company defers any revenue for which the product has not been delivered or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services has been rendered or no refund will be required.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Concentration of credit risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts.

Accounting for bad debt and allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. There was $131,458 and $0 allowance for doubtful accounts at September 30, 2009 and 2008, respectively.

Inventories

The inventory consists of work in process and finished goods substantially ready for resale purposes. The Company purchases the merchandise on delivered duty paid basis. The amounts for cost of goods sold during the years ended September 30, 2009 and 2008 are removed from inventory on weighted average cost method.

Long lived assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires those long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Advertising

The Company follows the policy of charging the cost of advertising to expenses as incurred. For the years ended September 30, 2009 and 2008, advertising costs were not material to the statement of income.

Research and development costs

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Total research and development costs charged to income were $750 and $17,769 for the years ended September 30, 2009 and 2008, respectively.

Basic and diluted income (loss) per share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Common share equivalents totaling 1,000,000 and 1,100,000 at September 30, 2009 and 2008, respectively, were not considered as they would be anti-dilutive and had no impact on loss per share for any periods presented.

Income taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In accordance with 740-10, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

Fair value of financial instruments

In January 2008, the Company adopted the provisions of Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of ASC 820-10 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with ASC 820-10.

Comprehensive Income (Loss)

The Company adopted Statement of Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Derivative financial instruments

On October 1, 2001, the Company adopted Accounting Standards Codification subtopic 815-10, Derivatives and Hedging (“ASC 815-10”), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of ASC 815-10 did not have a significant impact on the results of operations, financial position or cash flows during the years ended September 30, 2009 and 2008.

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

Effect of Related Prospective Accounting Pronouncement

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging,; Contracts in Entity’s own Equity (“ASC 815-40”) will become effective for the Company on January 1, 2010.  The Company’s Series A Preferred Stock has reset provisions to the exercise price if the Company issues equity at a price less than the exercise prices.  Upon the effective date, the provisions of ASC 815-40 will require a reclassification to liability based on the reset feature of the agreements if the Company sells equity at a price below the exercise price of the Series A Preferred Stock.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported net income (loss).

Accounting for variable interest entities

Accounting Standards Codification subtopic 810-10, Consolidation (“ASC 810-10”) discusses certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. ASC 810-10 requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entities expected losses, receive a majority of the entity's expected residual returns, or both.

Pursuant to the effective date of a related party lease obligation, the Company adopted ASC 810-10.  This resulted in the consolidation of one variable interest entity (VIE) of which the Company is considered the primary beneficiary. The Company's variable interest in this VIE is the result of providing certain secured debt mortgage guarantees on behalf of a limited liability company that leases warehouse and general offices located in the city of Howell, Michigan.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Segment information

Accounting Standards Codification subtopic 280-10, Segment Reporting (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed therein materially represents all of the financial information related to the Company's principal operating segments.

Stock based compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006.

The Company did not grant any employee options during the year ended September 30, 2009. The Company granted 490,000 employee options during the years ended September 30, 2009 and 2008, respectively. The Company recorded the fair value of the vested portion of issued employee options of $111,745 and $0 for the year ended September 30, 2009 and 2008, respectively.

Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued new accounting and reporting standards for Disclosures About Derivative Instruments and Hedging Activities.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company’s Series A convertible preferred stock have reset provisions to the conversion price if the Company issues equity at a price less than the exercise prices.  Upon the effective date this new standard, the Company will be  require to fair value the resent provision as a derivative liability.

In December 2007, the FASB issued new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the non-controlling owners of a subsidiary. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the guidance is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The new guidance is effective for our financial statements for the fiscal year that began October 1, 2009. We are in the process of evaluating the impact that the guidance may have on our financial statements and related disclosures.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Effective July 1, 2009, the Company adopted the FASB Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note 13 for disclosures regarding our subsequent events.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

NOTE B - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the year ended September 30, 2009, the Company incurred a loss of $3,230,622.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009

NOTE B - GOING CONCERN MATTERS AND TRIGGERING EVENTS (continued)

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

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

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

In accordance with Accounting Standards Codification subtopic 350-10, Goodwill and Other Intangibles (“ASC 350-10”), an impairment testing is required at least annually. Subsequent to the acquisitions, in the year ended September 30, 2007; management preformed an evaluation of its goodwill acquired from Colortek, Inc and Modelworxx GmbH for purpose of determining the implied fair value of the assets at September 30, 2007. The tests indicated that the recorded book value of the goodwill exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded non-cash impairment charges for both acquisitions of $1,584,552, net of tax, or $0.14 per share during the year ended September 30, 2007 to reduce the carrying value of the goodwill to $0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

The remaining identifiable intangible assets acquired and their carrying value at September 30, 2008 is customer lists with a carrying value of $110,000. The customer list was determined to have a five-year life. This intangible was amortized using that life and amortization from the date of the acquisition through September 30, 2009 was taken as a charge against income in the consolidated statement of operations. Total amortization expense charged to operations for the years ended September 30, 2009 and 2008 was $30,000 and $30,000, respectively. Estimated amortization expense as of September 30, 2009 is as follows:

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE C - INTANGIBLE ASSETS AND GOODWILL (continued)

Years Ending September 30,
2010	$30,000
2011	30,000
2012	20,000
Total	$80,000

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market determined by the average method. Components of inventory as of September 30, 2009 and 2008 are as follows:

	2009	2008
Finished goods	$256,862	$486,425
Raw materials	649,815	696,538
Less: inventory reserve	(290,767)	(75,485)
Total	$615,910	$1,107,478

NOTE E - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2009 and 2008, property, plant and equipment consist of the following:

	2009	2008
Land	$411,645	$411,645
Building	1,915,700	1,915,700
Office equipment	192,497	174,572
Tooling and other equipment	1,542,890	1,522,073
Vehicles	260,086	266,397
Total	4,322,818	4,290,387
Less: accumulated depreciation	(1,270,296)	(833,763)
Net	$3,052,522	$3,456,624

Depreciation expense included as a charge to income was $402,867 and $382,470 for the years ended September 30, 2009 and 2008, respectively. At September 30, 2009, $33,260 in equipment was written off. For the year end September 30, 2009, the Company charged $33,260 related to the disposal of equipment.

NOTE F - OTHER CURRENT LIABILITIES

As of September 30, 2009 and 2008 other current liabilities consist of the following:

	2009	2008
Accrued expenses	$396,173	$609,456
Taxes	11,661	11,661
Total	$407,834	$621,117

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE G - LINE OF CREDIT

Key Bank
The Company had a line of credit with a maximum borrowing limit of $800,000 with Key Bank.  Borrowings under the agreement are collateralized by substantially all the Company's assets. At September 30, 2008, the Company was in default on its line of credit agreement.

On January 27, 2009, Key Bank notified the Company it was in default of its obligations under the line of credit agreement and commercial mortgage loan secured by second deed of trust on real property to JCMD Properties, LLC. The notification is declaring the debt obligations in default and is therefore entitling the lender to exercise certain rights and remedies, including but not limited to, increasing the interest rate to the default rate and demanding immediate repayment in full of the principal, interest and interest swap outstanding liability.  Further, the lender notified the Company that the line of credit maturing on February 1, 2009 will not be renewed and no further advances are available on the line of credit.  As discussed in Note B, the Company has entered into a Forbearance Agreement through August 31, 2009.As of September 30, 2009, the Key Bank line of credit was repaid through the Company securing the below financing with Summit Financial Resources, L.P.

Summit Financial Resources, L.P.

In August 2009, Marketing Worldwide, LLC entered into a financing agreement with Summit Financial Resources L.P. (Summit) for a maximum borrowing of up to $750,000 maturing August 31, 2010. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all assets of Marketing Worldwide, LLC have been pledged as collateral for the Summit facility.   Marketing Worldwide Corp has guaranteed the financing arrangement.

In September 2009, Marketing Worldwide, LLC entered into an addendum which increased the maximum borrowing amount to $1,000.000.

Under the arrangement, Summit typically advances to the Company 85% of the total amount of accounts receivable factored. Summit retains 15% of the outstanding factored accounts receivable as a reserve, which it holds until the customer pays the factored invoice to Summit. The cost of funds for the accounts receivable portion of the borrowings with Summit includes: (a) a collateral management fee of 0.65% of the face amount of factored accounts receivable for each period of fifteen days, or portion thereof, that the factored accounts receivable remains outstanding until payment in full is applied and (b) interest charged at the Wall Street Journal prime rate plus 1% divided by 360.  The Summit default rate is the Wall Street Journal prime rate plus 10%. The Company may be obligated to purchase the receivable back from Summit at the end of 90 days.

Under the terms of the recourse provision, the Company is required to repurchase factored receivables if they are not paid in full or are deemed no longer acceptable. Accordingly, the Company has accounted for the financing agreement as a secured borrowing arrangement and not a sale of financial assets.

 As of September 30, 2009, the advance balance due to Summit was $721,224.

Other

In addition, the Company has established a credit facility in Germany for a maximum borrowing limit of 35,000 Euro plus 10,000 Euro overdraft protections ($51,072 and $14,592 USD, respectively) with open expiry date. Interest is at 9.5% per year for the credit facility and 4.5% for overdraft protection. The Credit facility is guaranteed by the President of the Company's subsidiary, Modelworxx GmbH. As of September 30, 2009, the advance balance due was $18,608.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE H - NOTES PAYABLE

As of September 30, 2009 and 2008, notes payable consists of the following:

	2009	2008
Guarantee for the JCMD Mortgage loan payable in monthly principal installments plus interest. Note secured by first deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guarantee the loan. The note is in default. (*)	$683,165	$703,324

Guarantee for the JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan is secured by a second deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guarantee the loan The note is in default. (*)	551,850	573,328

Mortgage loan payable in monthly principal installments of $5,633 with a fixed interest rate of 5.98% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary. The note is currently in default. (**)	644,129	670,602

Note payable in monthly payments of $1,857.54 per month including interest at 7.25% per annum, unsecured	24,218	32,689
	1,903,362	1,979,943
Less current portion	1,903,362	1,326,167
Long term portion	$-0-	$653,776

(*) In accordance with the Forbearance Agreement, the secured lender of the JCMD Mortgage Loans increased the interest rate on unpaid balances to bear interest at a floating rate of two and quarter percent (2.25%) in excess of the Bank’s Prime Rate, and upon default shall bear interest at a rate of five and one quarter percent (5.25%) in excess of the Bank’s Prime Rate.

(**) In accordance with the mortgage loan agreement, the Company (as guarantor) is currently in default of certain loan covenants

Payments for notes payable, including the JCMD loans, for the next five years ending September 30, are as follows:

Year ended September 30,

2010	$1,903,362
2011	-
2012	-
2013	-
2014 and thereafter	-
Total	$1,903,362

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE I- CAPITAL LEASE OBLIGATIONS

Automobile and equipment includes the following amounts for capitalized leases at September 30, 2009:

Automobile and equipment	$185,550
Less: Accumulated depreciation and amortization	129,704
Net book value:	$55,846

Future minimum lease payments required under the capital leases are as follows:

Total minimum lease payments	$41,872
Less: amount representing interest	4,295
Subtotal	37,577
Less current portion	16,330
Long term portion	$21,247

Following is a schedule of the Company's future minimum capital lease obligations: Year ended September 30,

2010	18,604
2011	12,331
2012	10,937
2013	—
After	—
Total	$41,872

The present value of minimum capital lease obligations amounts to $41,872.

NOTE J - WARRANTY LIABILITY

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with Accounting Standards Codification subtopic 460-10, Guarantees (“ASC 460-10”) as a charge in the current period cost of goods sold. The range for the warranty coverage for the Company's products is up to 18 to 36 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company's determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations.

A summary of our warranty activity for the year ended September 30, 2009 is as follows:

Balance, September 30, 2008:	$126,983
Warranty costs incurred, net during the year ended September 30, 2009	(60,767)

Balance, September 30, 2009:	$66,216

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE K - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of September 30, 2009 and 2008, the Company has issued and outstanding 3,500,000 shares of Series A preferred stock and 17,835,091 and 16,545,091 shares of common stock, respectively.

On March 4, 2008, the Company issued 303,678 shares of Common Stock representing dividend payments (which the Company elected to pay in Common Stock as opposed to cash) on the Series A Convertible Preferred Stock for the three quarters ended June 30, 2007, September 30, 2007 and December 31, 2007.

On May 29, 2009, the Company issued 785,000 shares of Common Stock representing dividend payments (which the Company elected to pay in Common Stock as opposed to cash) on the Series A Convertible Preferred Stock for the five quarters ended March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009.

Series A Preferred stock

On April 23, 2007, the Company filed a Certificate of Designation creating a $0.001 par value Series A Convertible Preferred stock for 3,500,000 shares.

Payment of Dividends. Commencing on the date of issuance of the Series A Preferred Stock, the holders of record of shares of Series A Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefore and as declared by the Board of Directors, dividends at the rate of nine percent (9%) of the stated Liquidation Preference Amount (see below) per share PER ANNUM.., payable quarterly. At September 30, 2009 and 2008, a total of $157,500 and $131,385 has been accrued for dividends payable on the Series A Preferred stock.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE K - CAPITAL STOCK (continued)

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

In accordance with Accounting Standards Codification subtopic 470-20, Debt, Debt with Conversions and Other Options (“ASC 470-20”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Series A Preferred Stock. The Company allocated a portion of the proceeds equal to the fair value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a charge as preferred stock dividend. The fair value of the warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: Dividend yield: $-0-; Volatility: 146.64%, risk free rate: 4.55%.

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

In accordance with ASC 470-20, the Company has classified the Series A Preferred Stock outside of permanent equity.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009

NOTE K - CAPITAL STOCK (CONTINUED)

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

As of September 30, 2009, the Company has 1,192,308 shares of Series B Preferred Stock outstanding.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE K - CAPITAL STOCK (CONTINUED)

On May 29, 2009, the Company issued 785,000 shares of the Company’s common stock in settlement of $393,750 of outstanding dividends payable to Series A Convertible Preferred stockholders.

On June 17, 2009, the Company issued 125,000 shares of the Company’s common stock in exchange for services rendered.  The shares of common stock were valued at $37,500.

NOTE L - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of September 30, 2009:

			Options Exercisable
		Options Outstanding	Weighted
		Weighted Average	Average	Weighted
Exercise	Number	Remaining Contractual	Exercise	Number	Average
Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.26	490,000	3.76	$0.26	430,000	$0.26
$0.45	170,000	4.65	$0.45	170,000	$0.45
	660,000	4.00	$0.31	600,000	$0.32

Transactions involving options issued to employees are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2007	170,000	$0.45
Granted	490,000	$0.26
Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2008	660,000	0.31
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2009	660,000	$0.31

ASC 718-10 required the disclosure of the estimated fair value of employee option grants and their impact on net income using option pricing models that are designed to estimate the value of options that, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE L STOCK OPTIONS AND WARRANTS (CONTINUED)

In May 2008 the Company granted 490,000 employee stock options vesting over next one to three years. The options grant the employee the right to purchase the Company's common stock over the next 4 to 10 years at an exercise price of $0.26. The options were valued using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: -0-%; volatility: 221.26%; risk free interest rate: 2.73% to 3.85%. The determined fair value of the options of $124,603 will be recognized as a period expense ratably with vesting rights. For the year ended September 30, 2009, the Company recognized $111,745 in current period operations.

Non employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non- employees of the Company as of September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.10	1,000,000	3.00	$0.10	1,000,000	$0.10

Transactions involving options issued to non-employees are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2007	1,395,000	$0.39
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2008	1,395,000	0.39
Granted
Exercised	-	-
Canceled or expired	(395,000)	1.13
Outstanding, September 30, 2009	1,000,000	$0.10

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2009 and 2008 was $-0- and $350,000, respectively. Aggregate intrinsic value represents the difference between the Company's closing price on the last trading day of the fiscal period, which was $0.10 and $0.45 as of September 30, 2009 and 2008, respectively, and the exercise price multiplied by the number of options outstanding.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE L STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.30	100,000	1.94	$0.30	100,000	$0.30

Transactions involving warrants are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2007	20,490,000	$0.69
Granted	100,000	0.30
Exercised	(3,500,000)	-
Canceled or expired	(15,500,000)	-
Outstanding, September 30, 2008	1,590,000	0.54
Granted	-	-
Exercised	-	-
Canceled or expired	(1,490,000)	0.65
Outstanding, September 30, 2009	100,000	$0.30

During the year ended September 30, 2009, the Company cancelled 490,000 warrants in connection with a settlement of an outstanding debt obligation.

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

Based on the terms of the lending agreement with the above entity, the Company determined that JCMD was a variable interest entity ("VIE") and the Company was the primary beneficiary under ASC 810-10 since JCMD does not have sufficient equity at risk for the entity to finance its activities.

ASC 810-10 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. Accordingly, the Company adopted FIN No. 46 and consolidated JCMD as a VIE, regardless of the Company not having an equity interest in JCMD.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009

NOTE M - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (CONTINUED)

Included in the Company's consolidated balance sheets at September 30, 2009 and 2008 are the following net assets of JCMD:

	2009	2008
ASSETS (JCMD)
Cash and cash equivalents	$17,616	$117,726
Accounts receivable, prepaid expenses and other current assets	19,400	19,400
Total current assets	37,016	137,126
Property, plant and equipment, net	1,241,824	1,273,824
Total assets	1,278,840	1,410,950

LIABILITIES:
Current portion of long term debt	1,235,015	1,276,652
Accounts payable and accrued liabilities	82,075	—
Total current liabilities	1,317,090	1,276,652
Long term debt		-
Total liabilities	1,317,090	1,276,652
Net assets	$(38,250)	$134,298

Consolidated results of operations include the following:

	2009	2008
Revenues	$156,527	$157,508
Cost and expenses - real estate: Operating expenses	12,494	20,845
Depreciation	32,000	32,000
Interest, net	174,582	69,241
Total costs and expenses	219,076	122,086

Operating (loss) income-Real estate	$(62,549)	$35,422

During the year ended September 30, 2009 and 2008, JCMC Properties LLC issued cash distributions to its members totaling $90,000 and $141,894, respectively.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009

NOTE O - PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2009 and 2008 consist of the following:

	2009		2008
Current:
Federal	$	(-)	$	(-)
State		(-)		(-)
		(-)		(-)
Deferred:
Federal	$	(-)		(4,592)
State		(-)		(-)
		(-)		(4,592)

(Benefit) provision for income taxes, net	$	(-)		$(4,592)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2009	2008
Statutory federal income tax rate	15.0%	15.0%
State income taxes and other	6.0%	6.0%

Effective tax rate	21.0%	21.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2009	2008
Net Short Term Deferred Tax Asset:

Net operating loss carryforward	$985,000	754,320
Inventory reserve	98,000	75,485
Warranty reserve	22,000	37,260
Valuation allowance	(1,105,000)	(678,794)
Net Short Term Deferred Tax Asset	—	188,271

Deferred income tax asset	$—	$188,271

Net Long Term Deferred Tax Asset (Liability)	$—	—
Depreciation	—	—
Goodwill impairment	—	—
Valuation allowance	—	—
Net Long Term Deferred Tax Asset (Liability)	$—	—

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009

NOTE O - PROVISION FOR INCOME TAXES (continued)

During the year ended September 30, 2008, the Company filed Federal net operating loss carryback returns to recover taxable income and prior taxes paid of $137,375 and $50,896 for the tax years ended September 30, 2006 and 2005, respectively.

As of September 30, 2009, the Company had a net operating loss carryforwards available to offset future taxable income through 2029. A valuation allowance has been established as a reserve against the deferred tax assets arising from the future benefit of any carryforward net operating losses and other net temporary differences since it cannot, at this time, be considered more likely than not that their benefit will be realized in the future.

NOTE P - ECONOMIC DEPENDENCY

During the years ended September 30, 2009 and 2008, revenues were derived from the  Following customers:

	Revenue		Accounts Receivable
	2009	2008	2009	2008
Customer A	28.4%	23.9%	20.3%	46.0%
Customer B	28.4%	23.7%	22.6%	20.4%
Customer C	17.4%	13.9%	35.3%	8.0%
Customer D	13.3%	12.3%	5.9%	6.0%

Total	87.5%	73.8%	84.1%	80.4%

	Purchases		Accounts Payable
	2009	2008	2009	2008
Supplier 1	8.7%	20.0%	6.2%	18.70%
Supplier 2	8.3%	11.0%	5.4%	25.0%

Total	17.0%	31.0%	11.6%	43.7%

NOTE Q - COMMITMENTS AND CONTINGENCIES

Related party lease obligations and transactions

On January 1, 2005, the Company entered into a twenty-two month real property lease ended October 31, 2006 with a related party (Michael Winzkowski, the Company's President & CEO) for use of general offices located in the city of Palm Harbor, Florida.  During the year ended September 30, 2009, the Company terminated the Palm Harbor, Florida lease.

On March 5, 2004, MWW and MWWLLC entered into five year real property lease, beginning on January 1, 2005, with a related party (JCMD Properties LLC: See Note K) for use of warehouse and general offices located in the city of Howell, Michigan.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE Q - COMMITMENTS AND CONTINGENCIES (continued

Following is a schedule of the Company's annual related party operating lease commitments for the coming three years:

Year ended September 30,

2009	$161,715
2010	205,200
2011	205,200
2012	205,200
2013	—
After	—
Total	$777,345

During the years ended September 30, 2009 and 2008, the Company incurred rent expense of $80,700 and $79,800, respectively.

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
 SEPTEMBER 30, 2009

 NOTE R - SEGMENT INFORMATION

The Company has one reportable business segment which is operated in two geographic locations. Those geographic segments are:

* United States * Germany

Information for the year ended September 30, 2009 and 2008 concerning principal geographic areas is presented below according to the area where the activity is taking place.

	September 30, 2009	September 30, 2008
REVENUES:
United States	$3,717,089	$6,432,109
Germany	790,852	1,873,552
Total revenue	4,507,941	8,305,661
GROSS PROFIT (LOSS)
United States	1,561,108	2,375,368
Germany	(46,763)	286,226
Total gross profit	1,514,345	2,661,594
OPERATING LOSS:
United States	(1,975,081)	(1,609,121)
Germany	(719,753)	(548,221)
Total operating (loss)	$(2,694,834)	$(2,157,342)

	September 30, 2009	September 30, 2008
ASSETS
United States	$4,758,942	$7,093,088
Germany	363,185	567,259
Total asset	5,122,127	7,660,347
CAPITAL EXPENDITURES
United States	-	353,994
Germany	32,749	133,273
Total capital expenditures	$32,749	$487,267

NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009

NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying  financial statements consisted of the following items as of September 30, 2009:

		Fair Value Measurements at September 30, 2009 Using:
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$82,075		$82,075
Lines of credit	739,832		739,832
Notes payable and capital leases	$1,940,939		$1,940,939

 NOTE T - SUBSEQUENT EVENTS

Subsequent events have been evaluated through January 12, 2010, a date that the financial statements were issued.  All appropriate subsequent event disclosures, if any have been made in notes to our Consolidated Financial Statements.

In October 2009, the Company issued an aggregate of 580,000 share of its common stock in exchange for services rendered.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE U – RESTATEMENT

The accompanying consolidated financial statements for the year ended September 30, 2008 has been restated to correct errors relating to the accounting treatment of the warrants issued in connection with the Series A Convertible Preferred Stock (the “Preferred Stock”) and dividend classification of our Preferred Stock.  The effect of these adjustments is a reclassification from interest expense to preferred stock dividend on the face of the Statements of Operations. There was no effect on the balance sheet or cash flows from operating, investing or financing for either period, except for line items changes within each category.

The following tables summarize the effects of these adjustments on the Company’s consolidated statements of operations and  cash flows for the year ended September 30, 2008:

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

(Restated)

NOTE U – RESTATEMENT (continued)

Consolidated Statement of Cash Flows
For the Year Ended September 30, 2008

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss for the period	$(2,590,188)	$315,000	a	$(2,275,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	382,470			382,470
Common stock issued for services rendered	47,500			47,500
Change in fair value of extended expiry terms	58,188			58,188
Amortization of deferred financing costs	133,381			133,381
Minority interest	35,422			35,422
(Increase) decrease in:
Accounts receivable	(458,800)			(458,800)
Inventory	(249,494)			(249,494)
Other assets	245,293			245,293
Increase (decrease) in:
Accounts payable and accrued liabilities	70,609	(315,000)	a	(244,391)
Net cash used in operating activities	(2,325,619)	-		(2,325,619)

Cash flows from investing activities:
Purchase of property, plant and equipment	(487,267)			(487,267)
Net cash used in investing activities	(487,267)	-		(487,267)

Cash flows from financing activities:
Distribution by non controlling entity	(141,893)			(141,893)
Proceeds from common stock subscription	2,525,000			2,525,000
Repayments of lines of credit	(600,000)			(600,000)
Repayments of notes payable and capital leases	(152,691)			(152,691)
Net cash provided by financing activities	1,630,416	-		1,630,416

Effect of currency rate change on cash:	(84,772)			(84,772)

Net decrease in cash	(1,267,242)			(1,267,242)
Cash at beginning of period	2,270,313			2,270,313

Cash at end of period	$1,003,071	$-		$1,003,071

 (a) reclassify beneficial conversion feature and dividends accrued from financing costs to preferred stock dividend

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Not applicable

ITEM 9A (T)

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2009, we determined that control deficiencies existed that constituted material weaknesses, as described below:

O	lack of documented policies and procedures;
O	we have no audit committee;
O	there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.
O	there is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2010; and
O	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, Chief Executive Officer and Chief Financial Officer has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Michael Winzkowski, age 58, and James C. Marvin, age 54, are the directors of MWW. Both were appointed to MWW's board of directors in October 2003 in connection with the purchase of MWWLLC. In October 2003, both men were elected to serve until the next annual meeting of the stockholders. Mr. Winzkowski was appointed by the board of directors to serve as Chief Executive Officer, President and Secretary. Mr. Marvin was appointed by the board of directors to serve as Chief Operating Officer and Chief Financial Officer. The board made these appointments in October 2003. No member of the board is independent since both directors are employees of MWW. MWW does not have a standard arrangement for the compensation of its directors. At present, MWW's directors serve without compensation for acting as directors and do not receive any special compensation for committee participation or special assignments, but do receive salaries and other benefits as employees of MWW.

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

In August 1997 Mr. Marvin (age 54) became the COO and a member of the Board of Directors of the North American Aftermarket entity of Inalfa Industries. In November 2000, Mr. Marvin became the Managing Director of Operations and co-owner of Marketing Worldwide. Since October 2003, James C. Marvin has served as Chief Operating Officer, Chief Financial Officer and Director of MWW Corporation. Mr. Marvin attended Lake Superior and Cleary Universities majoring in Business and obtained degrees in Business Accounting and Business Administration. Mr. Marvin is a member and manager of JCMD Properties LLC. MWW moved into a new facility in Howell, Michigan as its principal business location, which was built to suit MWW's requirements by JCMD Properties LLC under a long term lease agreement. (See Certain Relationships and Related Transactions) JCMD LLC was formed in the state of Michigan on December 31, 2003 as a property development and management company. Mr. Winzkowski and Mr. Marvin have been the members and managers of JCMD LLC since its formation. Effective October, 2009, Mr. Marvin is no longer functioning as Chief Financial Officer of MWW.  He continues as Chief Operating Officer and Director of MWW.

On October 10, 2009, Marketing Worldwide Corporation (the “Company”) appointed James E. Davis as the Company’s Chief Financial Officer. Mr. Davis replaces James Marvin, the Company’s former Chief Financial Officer, who will continue to serve as the Company’s Chief Operating Officer and member of the Company’s board of directors. James Davis, 54, brings 30 years of experience in different positions in the financial and automotive sectors, including public accounting as Audit Manager at Coopers & Lybrand. In this capacity he audited middle market companies’ financial reporting and assisted in taking privately owned companies public. From 1999 through 2008, Mr. Davis was the Chief Financial Officer for the Epoch Restaurant Group and Wisne Holdings.  The Epoch Restaurant Group owned and operated six restaurants and a full service catering company. Wisne Holdings was a real estate and investment entity specializing in a multitude of investments for profit.  The Wisne Family created Wisne Holdings after selling Progressive Tool & Industry Company, a tier 1 automotive supplier, where Mr. Davis was the financial controller following his engagement with Coopers & Lybrand. As Controller for Progressive Tool & Industry Company, Mr. Davis was responsible for new business development, banking and investor relations and financial planning and reporting. From January 2008 through August 2009, Mr. Davis focused on troubled companies and participated in restructuring and turnaround efforts through CFO Associates, LLC.

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

Mr. Smiarowski is the President of Colortek. He has been involved in the automotive industry for 30 years and is currently responsible for sales, operations, engineering, sourcing and supplier relations at Colortek and AutoFX. He has held positions as paint operations and QA lab manager for ITT United Plastic Division for exterior automotive plastics. He was instrumental at CFG Coatings in Cincinnati to establish a tier one relationship with PACCAR for their Peterbuilt line of commercial vehicles. He has established two aftermarket automotive accessory companies and at Colortek managed Tier II and Port Programs for Ford, Chrysler, GM and Toyota, in both manufacturing and painting of automotive exterior plastics and has set up from scratch four paint production facilities.

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

 ITEM 11. EXECUTIVE COMPENSATION.

The Summary Compensation Table below identifies the compensation of Michael Winzkowski and James Marvin. Mr. Winzkowski and Mr. Marvin are the only MWW executives with total annual salary and bonus that exceeded $100,000 during the last two years. Mr. Winzkowski and Mr. Marvin entered written employment agreements with MWW on March 23, 2003 for the four year periods from October 1, 2003 through September 30, 2007. During the first year of the employment term, Mr. Winzkowski and Mr. Marvin each earn $120,000 as their base salary; receive a car allowance and discretionary bonuses. MWW and its predecessor MWWLLC paid no bonuses to Mr. Winzkowski and Mr. Marvin during 2006, 2007, or 2008. Neither Mr. Winzkowski nor Mr. Marvin earned in excess of $100,000 in the fiscal year ending September 30, 2009.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

							Non-
Name						Nonequity	qualified
and						incentive	deferred	All
Principal				Stock	Option	plan	compensation	other
Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	compensation($)	earnings($)	compensation($)	Total ($)

Michael	2009	70,000	0	0	0	0	0	0	70,000
Winzkowski	2008	130,000	0	0	0	0	0	0	130,000
CEO	2007	130,000	0	0	0	0	0	0	130,000

James	2009	97,000	0	0	0	0	0	0	97,000
Marvin	2008	130,000	0	0	0	0	0	0	130,000
COO	2007	120,000	0	0	0	0	0	0	120,000

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

Security Ownership of Certain Beneficial Owners and Management

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Class**	Percent

$.001 par value common stock	Michael Winzkowski PO Box 2462, Palm Harbor, FL 34682-2462 Mgmt.	3,914,800 shares (a) (direct)	22%

$.001 par value common stock	James C. Marvin 4772 Schafer Road	2,032,400 shares (b) (direct)	13%
$.001 par value common stock	Pinckney, MI 48169 Mgmt.	200,000 Options (direct)

$.001 par value Common stock	Vision Opportunity Master Fund Ltd. 20th West 55th New York, NY 10019	5,000,000 shares (c)	28%

$.001 par value Common stock	Bonnie A. Hollister 366 Harvard St. Howell, MI 48843	2,032,400 shares	11%

$.001 par value common stock	Wendover Investments Limited* 5th Floor, Zephyr House,	4,000 shares (direct)	0.025%
$.001 par value common stock underlying stock options	Mary Street, Grand Cayman, Cayman Islands BWI

$.001 par value common stock	Rainer Poertner 730 Oxford Avenue	1,732,309 shares (direct)	9.4%
$.001 par value common stock underlying stock option	Marina del Rey, CA 90292 Mgmt.	400,000 options (direct)

$.001 par value common stock	All directors and officers as a group (2) individuals)	5,947,200	35%

Series A Convertible Preferred Stock	Vision Opportunity Master Fund, Ltd.(c) 20 West 55th Street, 5th Floor New York, NY 10019	3,500,000	100%

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

** Percentages are based upon the amount of outstanding securities at December 31, 2009, of 17,835,091 shares, plus for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

As of September 30, 2009, the Company has 1,192,308 shares of Series B Preferred Stock outstanding.

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

During the next twelve months, MWW will make lease payments under a five-year lease with a landlord, JCMD Properties LLC that is owned by James Marvin and Michael Winzkowski. The monthly lease payments are $17,000 per month. MWW pays rent to JCMD Properties LLC, a company owned and controlled by Michael Winzkowski and James C. Marvin, and unconditionally guaranteed a $631,000 loan to JCMD Properties LLC by the U.S. Small Business Administration that was used by JCMD Properties LLC to finance its ownership of the land and buildings occupied by MWW. While the monthly rental obligation of MWW to JCMD Properties LLC is currently consistent with lease rates for similarly situated property, the nature of the relationship among MWW, JCMD Properties LLC, Michael Winzkowski, and James C. Marvin creates a potential conflict of interest that investors should fully consider, recognize, and understand.

MWW does not have any independent directors.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		September 30,	September 30,
		2009	2008
(i)	Audit Fees	$160,393	$194,420
(ii)	Audit Related Fees	—	12,000
(iii)	Tax Fees	7,500	10,000
(v)	All Other Fees	—	—
Total fees		$167,893	$216,420

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of MWW's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2009 or 2008.

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

(a) EXHIBIT(S) DESCRIPTION

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
Date: January 13, 2010

 Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ MICHAEL WINZKOWSKI
NAME: MICHAEL WINZKOWSKI
TITLE: CHIEF EXECUTIVE OFFICER,
SECRETARY AND DIRECTOR
Date: January 13, 2010

BY:	/s/ JAMES E. DAVIS
NAME: JAMES E. DAVIS
TITLE: CHIEF FINANCIAL OFFICER
AND DIRECTOR
Date: January 13, 2010