Form 10-Q
period 2009-12-31
MARKETING WORLDWIDE CORP
filed 2010-02-19
CIK 1278363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2009

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
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                           ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. February 18, 2010: 18,415,091

MARKETING WORLDWIDE CORPORATION

Form 10-Q for the Quarter ended December 31, 2009

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$222,145	$114,482
Accounts receivable, net	529,018	844,679
Inventories, net	561,222	615,910
Other current assets	28,744	28,034
Total current assets	1,341,129	1,603,105

Property, plant and equipment, net	2,954,989	3,052,522

Other assets:
Other intangible assets	72,500	80,000
Capitalized finance costs, net	304,405	337,750
Other assets, net	47,189	48,750

Total assets	$4,720,212	$5,122,127

LIABILITIES AND DEFICENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credits	$610,461	$739,832
Notes payable and capital leases, current portion	1,900,725	1,919,692
Accounts payable	1,535,649	1,109,207
Warranty liability	66,216	66,216
Other current liabilities	358,460	407,834
Total current liabilities	4,471,511	4,242,781

Long term debt:
Derivative liability	5,632,072	-
Notes payable, long term	-	-
Capital leases, long term	15,387	21,247

Total liabilities	10,118,970	4,264,028

Interest in non-controlling entity	-	-

Series A convertible preferred stock, $0.001 par value; 3,500,000 shares issued and outstanding	3,499,950	3,499,950

Deficiency in Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 10,000,000 authorized; 1,192,308 shares issued and outstanding as of December 31, 2009 and September 30, 2009	1,192	1,192
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,415,091 and 17,835,091 shares issued and outstanding as of December 31, 2009 and September 30, 2009, respectively	18,415	17,835
Additional paid in capital	7,760,608	9,639,388
Deficit	(16,579,660)	(12,154,087)
Accumulated other comprehensive loss	(80,473)	(107,929)
Total Marketing Worldwide Corporation stockholders' equity (deficiency)	(8,879,918)	(2,603,601)
Non controlling interest	(18,790)	(38,250)
Total deficiency in stockholders' equity	(8,898,708)	(2,641,851)

Total Liabilities and Deficiency in Stockholders' Equity	$4,720,212	$5,122,127

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(unaudited)

	2009	2008
Revenue:
Sales, net	$1,257,127	$1,143,994
Services	251,149	252,166
Total revenue	1,508,276	1,396,160

Cost of sales:
Cost of goods sold	760,509	794,145
Cost of services provided	211,885	126,129
Total cost of sales	972,394	920,274

Gross profit	535,882	475,886

Operating expenses:
Selling, general and administrative expenses	1,063,793	1,155,115

Loss from operations	(527,911)	(679,229)

Loss on change in fair value of derivative liability	(3,660,957)	-
Financing expenses	(114,558)	(153,897)
Loss on disposal of equipment	(7,567)	-
Other income (expense), net	21,880	17,307

Loss before provision for income taxes	(4,289,113)	(815,819)

Provision for income taxes (benefit)	-	-

Net Loss	(4,289,113)	(815,819)

Net income (loss) applicable to non controlling interest	(19,460)	36,298

Net (loss) applicable to Marketing Worldwide Corp	(4,308,573)	(779,521)

Preferred stock dividend	(78,750)	(78,750)

Net (loss) applicable to Marketing Worldwide Corp common shareholders	$(4,387,323)	$(858,271)

Loss per share, basic	$(0.24)	$(0.05)

Loss per share, fully diluted	$(0.24)	$(0.05)

Weighted average common stock outstanding
Basic	18,358,352	16,698,352
Fully Diluted	18,358,352	16,698,352

Comprehensive loss:
Net Loss	$(4,387,323)	$(858,271)
Foreign currency translation (income (loss)	27,456	(2,038)

Comprehensive loss	(4,359,867)	(860,309)
Comprehensive income (loss) attributable to non controlling interest	(19,460)	36,298
Comprehensive loss attributable to Marketing Worldwide Corporation	$(4,379,326)	$(824,011)

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,308,573)	$(779,521)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	97,466	107,035
Amortization of deferred financing costs	33,345	33,345
Loss on disposal of property, plant and equipment	7,567	-
Change in fair value of derivative liability	3,660,957	-
Fair value of vested employee options	1,965	65,704
Common stock issued for services rendered	12,000	-
Interest in non controlling entity	(18,790)	(36,298)
(Increase) decrease in:
Accounts receivable	315,661	77,192
Inventory	54,688	122,057
Other current assets	(710)	88,539
Other assets	1,561	(167)
Increase (decrease) in:
Accounts payable	426,642	12,727
Other current liabilities	(49,374)	(25,247)
Net cash provided by (used in) operating activities:	234,405	(334,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(12,178)
Net cash used in investing activities:	-	(12,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution by non controlling entity	-	(98,000)
Proceeds from (repayments of) lines of credit	(129,371)	248,963
Repayments of notes payable and capital leases	(24,827)	(28,391)
Net cash (used in) provided by financing activities	(154,198)	122,572

Effect of currency rate change on cash:	27,456	(2,038)

Net increase (decrease) in cash and cash equivalents	107,663	(226,278)
Cash and cash equivalents, beginning of period	114,482	1,003,071

Cash and cash equivalents, end of period	$222,145	$776,793

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$87,173	$30,345
Cash paid during year for taxes	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued in settlement of debt	$78,950	$80,000

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended December 31, 2009, are not necessarily indicative of the results that may be expected for the year ended September 30, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2009 financial statements and footnotes thereto included in the Company's SEC Form 10K.

Business and basis of presentation

Marketing Worldwide Corporation (the "Company", "Registrant" or "MWW"), is incorporated under the laws of the State of Delaware in July 2003. The Company is engaged, through its wholly-owned subsidiary, Marketing Worldwide LLC ("MWWLLC"), in the design, import and distribution of automotive accessories for motor vehicles in the automotive aftermarket industry and provides design services for large automobile manufacturers. The Company operates its wholly owned subsidiary Colortek, Inc in Baroda Michigan and Modelworxx GmbH in Munich, Germany.

The unaudited condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Marketing Worldwide LLC, Colortek, Inc., MW Global Limited which owns 100% of the outstanding ownership and economical interest in Modelworxx GmbH. Effective January 1, 2005, the consolidated financial Statements also include a variable interest entity (VIE) of which the Marketing Worldwide LLC is the primary beneficiary as further described in Note I. All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

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

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Accounting for bad debt and allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. There was $131,458 allowance for doubtful accounts at December 31, 2009 and at September 30, 2009.

Inventories

The inventory consists of work in process and finished goods substantially ready for resale purposes. The Company purchases the merchandise on delivered duty paid basis. The amounts for cost of goods sold during the three month period ended December 31, 2009 and 2008 are removed from inventory on weighted average cost method.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment

Property, plant and equipment are carried at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Tools, office equipment, automobiles, furniture and fixtures, and building are depreciated over a 2-year to 40-year lives. Assets acquired under capitalized lease arrangements are recorded at the present value of the minimum lease payments. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred.

Advertising

The Company follows the policy of charging the cost of advertising to expenses as incurred. For the three month periods ended December 31, 2009 and 2008, advertising costs were not material to the statement of income.

Research and development costs

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Total research and development costs charged to income were $-0- and $6,992 for the three month periods ended December 31, 2009 and 2008, respectively.

Basic and diluted income (loss) per share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Common share equivalents totaling 1,430,000 and 1,100,000 at December 31, 2009 and 2008, respectively, were not considered as they would be anti-dilutive and had no impact on loss per share for any periods presented.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Functional currency

The functional currency of the Companies is U. S. dollar. When a transaction is executed in a foreign currency, it is re-measured into U. S. dollars based on appropriate rates of exchange in effect at the time of the transaction. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate. The resulting foreign currency transactions gains (losses) are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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
DECEMBER 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Derivative financial instruments

On October 1, 2001, the Company adopted Accounting Standards Codification subtopic 815-10, Derivatives and Hedging (“ASC 815-10”), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of ASC 815-10 did not have a significant impact on the results of operations, financial position or cash flows during the three month period ended December 31, 2009 and 2008.

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

Effect of Related Prospective Accounting Pronouncement

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging,; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009.  The Company’s Series A (convertible) Preferred Stock has certain reset provisions that require the Company to reduce the conversion price of the Series A (convertible) Preferred Stock if the Company issues equity at a price less than the conversion price.  Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements if the Company sells equity at a price below the conversion price of the Series A Preferred Stock.

Therefore, in accordance with ASC 815-40, the Company determined the fair value of the initial reset provision of $1,971,115 at October 1, 2009 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 1.36%, expected volatility of 265.79%, and expected life of 2.56 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a reset derivative liability on the balance sheet in the amount of $1,971,115 and a reduction in equity. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.

The fair value of the reset provision of $5,632,072 at December 31, 2009 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	284.55%
Risk free rate:	0.47%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

The change in fair value of the derivative liability resulted in a current period non operating charge to operations of $3,660,957.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported net income (loss).

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Pursuant to the effective date of a related party lease obligation, the Company adopted ASC 810-10.  This resulted in the consolidation of one variable interest entity (VIE) of which the Company is considered the primary beneficiary. The Company's variable interest in this VIE is the result of providing certain secured debt mortgage guarantees on behalf of a limited liability company that leases warehouse and general offices located in the city of Howell, Michigan.  As a result the Company recorded this VIE as a non controlling entity in the financial statements.

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

The Company did not grant any employee options during the three month period ended December 31, 2009. The Company recorded the fair value of the vested portion of previously issued employee options of $1,965 and $65,704 for the three month periods ended December 31, 2009 and 2008, respectively.

Implementation of Accounting Standards Codification subtopic 810-10, Consolation (“ASC 810-10”)

Effective October 1, 2009, the Company adopted the provisions of ASC 810-10. Pursuant to ASC 810-10, the following provisions were applied retrospectively to all periods presented in the financial statements:

•
The Company reclassified noncontrolling interests, formerly known as “minority interests,” from a separate caption between liabilities and stockholders’ equity (“mezzanine section”) to a component of equity  Previously, minority interests generally were reported in the balance sheet in the mezzanine section.

•
Consolidated net income and comprehensive income include amounts attributable to both the Company and the noncontrolling interests. Previously, net income attributable to the noncontrolling interests was reported as a deduction in arriving at consolidated net income. This presentation change does not impact the calculation of basic or diluted earnings per share, which continue to be calculated based on Net income attributable to the Company.

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Pursuant to ASC 810-10, the following provisions were applied prospectively effective October 1, 2009:

•
ASC 810-10 provides that all earnings and losses of a subsidiary should be attributed to the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance. Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiary were attributed to the parent. This change did not have a significant impact on the Company’s financial statements for the three months ended December 31, 2009.

Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued new accounting and reporting standards for Disclosures About Derivative Instruments and Hedging Activities.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company’s Series A convertible preferred stock have reset provisions to the conversion price if the Company issues equity at a price less than the exercise prices.  Upon the effective date this new standard, the Company recorded the fair value the resent provision as a derivative liability.

In December 2007, the FASB issued new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the non-controlling owners of a subsidiary. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the guidance is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The new guidance is effective for our financial statements for the fiscal year that began October 1, 2009. We have incorporated this new standard within these financial statements.Theadoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note M for disclosures regarding our subsequent events.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

NOTE B - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the three month period ended December 31, 2009, the Company incurred a loss of $4,387,323.

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

The Company's existence is dependent upon management's ability to raise additional financing and develop profitable operations. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations. The accompanying unaudited condensed consolidated statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE C - LINE OF CREDIT

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

In September 2009, Marketing Worldwide, LLC entered into an addendum which increased the maximum borrowing amount to $1,000,000.

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE C - LINE OF CREDIT (continued)

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

The interest rate at December 31, 2009 was 4.25%

Under the terms of the recourse provision, the Company is required to repurchase factored receivables if they are not paid in full or are deemed no longer acceptable. Accordingly, the Company has accounted for the financing agreement as a secured borrowing arrangement and not a sale of financial assets.

 As of December 31, 2009, the advance balance due to Summit was $610,461.

Other

In addition, the Company has established a credit facility in Germany for a maximum borrowing limit of 35,000 Euro plus 10,000 Euro overdraft protections ($51,072 and $14,592 USD, respectively) with open expiry date. Interest is at 9.5% per year for the credit facility and 4.5% for overdraft protection. The Credit facility is guaranteed by the President of the Company's subsidiary, Modelworxx GmbH. As of December 31, 2009, there were no outstanding advances.

NOTE D - NOTES PAYABLE

As of December 31, 2009 and September 30, 2009, notes payable consists of the following:

	December 31, 2009	September 30, 2009
Guarantee for the JCMD Mortgage loan payable in monthly principal installments plus interest. Note secured by first deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guarantee the loan. The note is in default. (*)	$677,367	$683,165

Guarantee for the JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan is secured by a second deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guarantee the loan The note is in default. (*)	546,305	551,850

Mortgage loan payable in monthly principal installments of $5,633 with a fixed interest rate of 5.98% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary. The note is currently in default. (**)	637,196	644,129

Note payable in monthly payments of $1,857.54 per month including interest at 7.25% per annum, unsecured	22,386	24,218
	1,883,254	1,903,362
Less current portion	1,883,254	1,903,362
Long term portion	$-0-	$-0-

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE D - NOTES PAYABLE (continued)

(*) In accordance with the Forbearance Agreement, the secured lender of the JCMD Mortgage Loans increased the interest rate on unpaid balances to bear interest at a floating rate of two and quarter percent (2.25%) in excess of the Bank’s Prime Rate, and upon default shall bear interest at a rate of five and one quarter percent (5.25%) in excess of the Bank’s Prime Rate.

(**) In accordance with the mortgage loan agreement, the Company (as guarantor) is currently in default of certain loan covenants

Payments for notes payable, including the JCMD loans, for the next five years ending September 30, are as follows:

Year ended September 30,

2010	$1,883,254
2011	-
2012	-
2013	-
2014 and thereafter	-
Total	$1,883,254

  NOTE E- CAPITAL LEASE OBLIGATIONS

Automobile and equipment includes the following amounts for capitalized leases at December 31, 2009:

Automobile and equipment	$185,550
Less: Accumulated depreciation and amortization	129,704
Net book value:	$55,846

Future minimum lease payments required under the capital leases are as follows:

Total minimum lease payments	$35,670
Less: amount representing interest	2,812
Subtotal	32,858
Less current portion	17,471
Long term portion	$15,387

Following is a schedule of the Company's future minimum capital lease obligations: Year ended September 30,

2010	$9,590
2011	12,331
2012	10,937
2013	—
After	—
Total	$32,858

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE F - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares of par value of $.001 each shall be common stock and of which 10,000,000 shares of par value of $.001 each shall be preferred stock. As of December 31, 2009 and September 30, 2009, the Company has issued and outstanding 3,500,000 shares of Series A preferred stock and 18,415,091 and 17,835,091 shares of common stock, respectively.

Series A Preferred stock

On April 23, 2007, the Company filed a Certificate of Designation creating a $0.001 par value Series A Convertible Preferred stock for 3,500,000 shares.

Payment of Dividends. Commencing on the date of issuance of the Series A Preferred Stock, the holders of record of shares of Series A Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefore and as declared by the Board of Directors, dividends at the rate of nine percent (9%) of the stated Liquidation Preference Amount (see below) per share PER ANNUM.., payable quarterly. At December 31, 2009 and September 30, 2009, a total of $236,250 and $157,500 has been accrued for dividends payable on the Series A Preferred stock.

RIGHT TO CONVERT. At any time on or after the Issuance Date, the holder of any such shares of Series A Preferred Stock may, at such holder's option, subject to certain limitations elect to convert all or any portion of the shares of Series A Preferred Stock held into a number of shares of Common Stock equal to the quotient of (i) the Liquidation Preference Amount (see below) of the shares of Series A Preferred Stock being converted plus any accrued but unpaid dividends thereon DIVIDED BY (ii) the Conversion Price of $0.50 per share, subject to certain reset provisions.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE F - CAPITAL STOCK (continued)

As additional consideration for the purchase of the Series A Preferred Stock, the Company granted to the holders warrants entitling it to purchase 11,000,000 common shares of the Company's common stock at the price of $0.70 per share, 6,000,000 at $0.85 per share and 6,000,000 at $1.20 per share. The underlying A, B & C warrants lapse if unexercised by April 23, 2012, while the J and D, E & F warrants have lapsed if unexercised by June 28, 2008. All warrants are subject to the registration rights agreement described above. 5,000,000 series J warrants and 2,500,000 of series F warrants were re-priced to $0.50 and $0.01 per share in September 2007.

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

In addition, The Series A Preferred Stock has reset provisions to the exercise price if the Company issues equity at a price less than the exercise price and therefore, as described in Note A above, and in accordance with ASC 815-40 the Company the Company determined the fair value of the initial reset provision of $1,971,115 at October 1, 2009 and reclassified to liability.

The Company determined the fair value of the initial reset provision of $1,971,115 at October 1, 2009 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 1.36%, expected volatility of 265.79%, and expected life of 2.56 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a reset derivative liability on the balance sheet in the amount of $1,971,115 and a reduction in equity. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.

The fair value of the reset provision of $5,632,072 at December 31, 2009 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	284.55%
Risk free rate:	0.47%

The change in fair value of the derivative liability resulted in a current period non operating charge to operations of $3,660,957.

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE F - CAPITAL STOCK (continued)

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

As of December 31, 2009, the Company has 1,192,308 shares of Series B Preferred Stock outstanding.

Common stock

On October 9, 2009, the Company issued 500,000 shares of common stock in settlement of outstanding accounts payable of $78,950.

On October 9, 2009, the Company issued an aggregate of 80,000 shares of common stock in exchange for services totally $12,000.  These shares were valued at $0.15 per share which represents the fair value of services received with did not differ materially from the value of the stock issued.

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE F - CAPITAL STOCK (continued)

In March 2008, the Company issued 303,678 shares of common stock in payment of Series A Preferred Stock dividend (see above).

NOTE G - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of December 31, 2009:

			Options Exercisable
		Options Outstanding	Weighted
		Weighted Average	Average	Weighted
Exercise	Number	Remaining Contractual	Exercise	Number	Average
Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.26	490,000	3.51	$0.26	430,000	$0.26
$0.45	170,000	4.40	$0.45	170,000	$0.45
	660,000	3.75	$0.31	600,000	$0.32

Transactions involving options issued to employees are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2008	660,000	$0.31
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2009	660,000	0.31
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, December 31, 2009	660,000	$0.31

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

The Company recorded as current period expense the vested portions of the above employee options of $1,965 and $65,704 for the three month periods ended December 31, 2009 and 2008. As of December 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was $10,894.

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Non employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non- employees of the Company as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.10	1,000,000	2.75	$0.10	1,000,000	$0.10

Transactions involving options issued to non-employees are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2008	1,395,000	$0.39
Granted	-	-
Exercised	-	-
Canceled or expired	(395,000)	1.13
Outstanding, September 30, 2009	1,000,000	0.10
Granted
Exercised	-	-
Canceled or expired	-	-

Outstanding, December 31, 2009	1,000,000	$0.10

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 and 2008 was $189,800 and $219,800, respectively. Aggregate intrinsic value represents the difference between the Company's closing price on the last trading day of the fiscal period, which was $0.28 and $0.30 as of December 31, 2009 and 2008, respectively, and the exercise price multiplied by the number of options outstanding.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.30	100,000	1.69	$0.30	100,000	$0.30

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2008	1,590,000	$0.54
Granted	-	-
Exercised	-	-
Canceled or expired	(1,490,000)	0.65
Outstanding, September 30, 2009	100,000	0.30
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, December 31, 2009	100,000	$0.30

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

Included in the Company's unaudited condensed consolidated balance sheets at December 31, 2009 and September 30, 2009 are the following net assets of JCMD:

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE H - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (continued)

	December 31, 2009	September 30, 2009
ASSETS (JCMD)
Cash and cash equivalents	$21,984	$17,616
Accounts receivable, prepaid expenses and other current assets	19,400	19,400
Total current assets	41,384	37,126
Property, plant and equipment, net	1,233,824	1,241,824
Total assets	1,275,208	1,278,840

LIABILITIES:
Current portion of long term debt	1,223,671	1,235,015
Accounts payable and accrued liabilities	70,327	82,075
Total current liabilities	1,293,998	1,317,090
Long term debt		-
Total liabilities	1,293,998	1,317,090
Net assets	$(18,790)	$(38,250)

Consolidated results of operations include the following for the three months ended December 31, 2009 and 2008:

	2009	2008
Revenues	$51,000	$39,636
Cost and expenses - real estate: Operating expenses	2,763	8,084
Depreciation	8,000	8,000
Interest, net	20,777	133,776
Total costs and expenses	31,540	149,860

Operating (loss) income-Real estate	$19,460	$(110,224)

During the three month periods ended December 31, 2009 and 2008, JCMC Properties LLC issued cash distributions to its members totaling $-0- and $98,000, respectively.

NOTE I - DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE J - SEGMENT INFORMATION

The Company has one reportable business segment which is operated in two geographic locations. Those geographic segments are:

* United States * Germany

Information for the three month periods ended December 31, 2009 and 2008 concerning principal geographic areas is presented below according to the area where the activity is taking place.

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE J - SEGMENT INFORMATION (continued)

	December 31, 2009	December 31, 2008
REVENUES:
United States	$1,192,166	$1,132,742
Germany	316,110	263,418
Total revenue	1,508,276	1,396,160
GROSS PROFIT (LOSS)
United States	486,328	480,775
Germany	49,554	(4,889)
Total gross profit	535,882	475,886
OPERATING LOSS:
United States	(412,282)	(502,974)
Germany	(115,629)	(176,255)
Total operating (loss)	$(527,911)	$(679,229)

	December 31, 2009	September 30, 2009
ASSETS
United States	$4,427,332	$4,758,942
Germany	292,880	363,185
Total asset	4,720,212	5,122,127
CAPITAL EXPENDITURES
United States	-	-
Germany	-	12,178
Total capital expenditures	$-	$12,178

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

MARKETING WORLDWIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of December 31, 2009:

		Fair Value Measurements at December 31, 2009 Using:
	December31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$70,327		$70,327	$
Lines of credit	610,461		610,461
Notes payable and capital leases	1,900,725		1,900,725
Derivative liability	5,632,072				5,632,072

Level 3 Liabilities comprised of our bifurcated reset provision contained within our Series A stock and the fair value of issued reset provisions.

 NOTE M - SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 16 2010, a date that the financial statements were issued.  All appropriate subsequent event disclosures, if any have been made in notes to our unaudited condensed consolidated financial statements.

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

The Company has established initial relationships with several new major foreign and domestic automobile manufacturers, has recently begun delivering accessory programs to KIA Motors America and has received additional Request for Quotes from Toyota's Scion Group, KIA Motors America, MOBIS (KIA and Hyundai Worldwide) and Nissan. MWW has been delivering product directly to the Toyota Motor Manufacturing Corporation assembly plant in Canada for nearly twenty six (26) months and has been awarded new programs to be delivered to Toyota Canada International. Through our wholly owned subsidiary Modelworxx in Germany wehave begun to manufacture and deliver products to Toyota Europe and are currently in the process to expand our design and logisticsservices in Germany. We have expanded the number of products designed in Germany for sale to other European automobile manufacturers and our large customers in the US. Through Modelworxx, we will also provide our US produced products for sale to European customers, currently supported by a very favorable Dollar exchange rate with the Euro. We are in various stages of seeking to provide our accessory programs to other major foreign and domestic automobile manufacturers such as Ford, GM, Nissan, Subaru and Hyundai in the US and several large manufacturers and distributors throughout Europe.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the three months ended December 31, 2009, we provided $234,405 of cash flow in operations primarily from our net loss of $4,308,573; offset by non cash depreciation and amortization charges of $130,811, non cash change in fair value of derivative liability of $3,660,957, loss on disposal of equipment of $7,567 fair value of equity based compensation of $13,965, non controlling interest of $(18,490) and net changes in our operating assets and liabilities of $748,468.

INVESTING ACTIVITIES. During the three months ended December 31, 2009 we did not have any investing activities.

FINANCING ACTIVITIES. During the three months ended December 31, 2009, net cash flow used in financing activities amounted to $154,198. The net cash flow was used to pay down our credit line of $129,371 and   our notes and leases payable by $24,827.

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

In September, Marketing Worldwide, LLC entered into an addendum which increased the maximum borrowing amount to $1,000,000.

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

The independent auditors report on our September 30, 2009 financial statements states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

The Company's existence is dependent upon management's ability to develop profitable operations. In addition, at December 31, 2009, the Company was in default on certain secured credit facilities.

  As of December 31, 2009, we had a working capital deficit of approximately $3,130,382.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2009 TO THE THREE MONTHS ENDED DECEMBER 31, 2008.

SALES. Net sales during the first quarter 2010 (three months ending December 31, 2009) were $1,508,276 an increase of $112,116, or 8.0%, compared to $1,396,160 during the first quarter 2009. This increase was due to an increase in sales of certain product categories.

GROSS MARGINS. Gross margins for the first quarter 2010 increased to 35.5 % from 34.1 % in the same period of 2009 due to better pricing and reduced fixed costs embedded in our cost of sales line.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses decreased by $91,322 to $1,063,793 in the first quarter of 2010, compared to $1,155,115 in the first quarter of 2009. The decrease was attributable to operating costs reductions we put into place with the auto industry downturn.

OPERATING LOSS. Operating loss decreased by $151,318 to a loss of ($527,911) in the first quarter of 2010, compared to a net operating loss of ($679,229) in the first quarter of 2009. This decrease was attributable to operating costs reductions we put into place with the auto industry downturn.

FINANCING EXPENSE. For the three months ended December 31, 2009, our financing expense decreased to $114,558 from $153,897, a decrease of 26 % over the same period prior year. The decrease was primarily related to the mark to market adjustment to our interest swap agreement associated with the JCMD Properties, LLC mortgages and lower costs of borrowing.

LOSS ON CHANGE IN FAIR VALUE OF DERVIATIVE LIABILITY.   As described in our accompanying financial statements, our Series A Preferred Stock can certain reset provisions.  On October 1, 2009; we became subject to Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”)whereby we are required to record the initial fair value of the reset provision as a liability with an offset to equity at October 1, 2009 and subsequently mark to market the reset provision liability at each reporting cycle.

At December 31, 2009, the reset provision liability fair value increased from $1,971,115 at October 1, 2009 to $5,632,072 resulting in a noncash charge to current period operations of $3,660,957.

NET LOSS increased by $3,529,052 to a loss of ($4,387,323) from a loss of ($858,271).

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various others assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.  While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

o	Accounting for variable interest entities
o	Revenue recognition
o	Inventories
o	Allowance for doubtful accounts
o	Stock based compensation
o	Derivative liability

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

Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. There was $131,458 allowance for doubtful accounts at December 31, 2009 and at September 30, 2009.

STOCK-BASED COMPENSATION

Prior to January 1, 2006, we accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value provisions for share-based awards pursuant to ASC 718-10, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of ASC 718-10, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10, all recognized on a straight line basis as the requisite service periods are rendered. Results for prior periods have not been restated.

DERIVATIVE LIABILTY

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging,; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on January 1, 2010.  The Company’s Series A Preferred Stock has reset provisions to the exercise price if the Company issues equity at a price less than the exercise prices.  Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements if the Company sells equity at a price below the exercise price of the Series A Preferred Stock.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2009, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses previously found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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
Date: February 19, 2010

 Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ MICHAEL WINZKOWSKI
NAME: MICHAEL WINZKOWSKI
TITLE: CHIEF EXECUTIVE OFFICER,
SECRETARY AND DIRECTOR
Date: February 19, 2010

BY:	/s/ JAMES E. DAVIS
NAME: JAMES E. DAVIS
TITLE: CHIEF FINANCIAL OFFICER
AND DIRECTOR
Date: February 19, 2010