Form 10-Q
period 2010-03-31
MARKETING WORLDWIDE CORP
filed 2010-05-24
CIK 1278363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. May 21, 2010: 21,010,091

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter ended March 31, 2010

Table of Contents

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,794	$113,539
Accounts receivable, net	504,683	737,094
Inventories, net	374,339	543,075
Other current assets	20,115	24,564
Current assets of discontinued operations	-	184,833
Total current assets	933,931	1,603,105

Property, plant and equipment, net
Continuing operations	2,744,134	2,903,520
Discontinued operations	-	178,352
Total property, plant and equipment	2,744,134	3,081,872

Other assets:
Other intangible assets	65,000	80,000
Capitalized finance costs, net	271,785	337,750
Other assets, net	27,789	19,400
Total other assets	364,574	437,150

Total assets	$4,042,639	$5,122,127

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank line of credit	$502,369	$721,224
Notes payable and capital leases, current portion	1,859,434	1,919,692
Accounts payable	1,157,449	663,586
Warranty liability	66,216	66,216
Other current liabilities	482,635	325,759
Interest swap liabilities	80,751	82,075
Due to supplier	195,000
Current liabilities of discontinued operations	492,006	464,229
Total current liabilities	4,835,860	4,242,781

Derivative liability	2,015,310	-
Capital leases, long term	-	21,247

Total liabilities	6,851,170	4,264,028

Commitments and contingencies	-	-

Series A convertible preferred stock, $0.001 par value; 3,500,000 shares authorized, issued and outstanding	3,499,950	3,499,950

Stockholders' Deficiency
Series B convertible preferred stock, $0.001 par value, 10,000,000 authorized; 1,192,308 shares issued and outstanding as of March 31, 2010 and September 30, 2009	1,192	1,192
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,010,091 and 17,835,091 shares issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	21,010	17,835
Additional paid- in- capital	8,182,185	9,639,388
Deficit	(14,375,351)	(12,154,087)
Accumulated other comprehensive (loss)	(80,473)	(107,929)
Total Marketing Worldwide Corporation stockholders' deficiency	(6,251,437)	(2,603,601)
Non controlling interest	(57,044)	(38,250)
Total stockholders' deficiency	(6,308,481)	(2,641,851)

Total Liabilities and Stockholders' Deficiency	$4,042,639	$5,122,127

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Revenues	$980,261	$573,939	$2,172,427	$1,706,681

Cost of sales	783,959	391,870	1,489,797	1,043,837

Gross profit	196,302	182,069	682,630	662,844

Operating expenses:
Selling, general and administrative expenses	1,208,890	760,535	2,107,501	1,744,280

Loss from operations	(1,012,588)	(578,466)	(1,424,871)	(1,081,436)

Other income (expense)
Gain (loss)s on change in fair value of derivative liability	3,616,762	-	(44,195)	-
Financing expenses	(91,283)	(27,578)	(205,841)	(181,475)
Loss of disposal of equipment, other income and (expense), net	(2,995)	5,721	7,827	19,718

Income (Loss) before discontinued operations	2,509,896	(600,323)	(1,667,080)	(1,243,193)

Loss from discontinued operations	(265,091)	(262,645)	(377,228)	(435,594)
Income (Loss) before non-controlling interest	2,244,806	(862,968)	(2,044,307)	(1,678,787)
Income (Loss) attributable to Non- controlling interest	666	8,000	(18,794)	44,298
Income (loss) after non controlling interest	2,244,140	(870,968)	(2,025,513)	(1,723,085)

Preferred stock dividend	(78,750)	(78,750)	(157,500)	(157,500)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$2,165,390	$(949,718)	$(2,183,013)	$(1880,585)

Income (loss) per common stock, basic:
Continuing operations	$0.13	$(0.04)	$(0.10)	$(0.08)
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.03)
Total	$0.12	$(0.06)	$(0.12)	$(0.11)

Income (loss) per common stock, fully diluted
Continuing operations	$(0.06)	$(0.04)	$(0.09)	$(0.08)
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.03)
Total	$(0.05)	$(0.06)	$(0.11)	$(0.11)

Weighted average common stock outstanding
Basic	19,375,258	16,698,352	18,861,217	16,770,915
Fully Diluted	41,352,484	16,698,352	18,861,217	16,770,915

Comprehensive loss:
Net Loss	$2,165,390	$(949,718)	$(2,183,013)	$(1,880,585)
Foreign currency translation, income (loss)	-	(7,056)	27,456	(7,056)

Comprehensive loss	2,165,390	(956,774)	(2,155,557)	(1,889,641)
Comprehensive income (loss) attributable to non controlling interest	666	8,000	(18,794)	44,298
Comprehensive loss attributable to Marketing Worldwide Corporation	$2,166,056	$(948,774)	$(2,174,351)	$(1,843,343)

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to continuing operations	$(1,648,285)	$(1,198,895)
Loss from discontinued operations	(377,228)	(435,594)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	210,892	208,474
Amortization of deferred financing costs	65,965	65,965
Loss on disposal of property, plant and equipment	10,617
Effect of adoption of Accounting Standards Codification 810-10	(38,250)	-
Change in fair value of derivative liability	44,195	-
Fair value of vested employee options	3,887	92,583
Common stock issued for services rendered	434,250	-
Interest in non controlling entity	(18,794)	(44,298)
Fair value of interest swap	(1,324)
Changes in operating assets and liabilities
Accounts receivable	232,411	378,567
Inventory	168,736	156,312
Other current assets	4,449	141,187
Other assets	(8,389)	19,420
Accounts payable	610,313	(544,822)
Other current liabilities	156,876	(7,698)
Net cash used in continuing operating activities	(149,679)	(1,168,799)
Net cash provided discontinued operating operations	241,960	421,211
Net cash provided by (used in) operating activities:	92,281	(747,588)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, continuing operations	(47,124)	(26,329)
Cash provided by (used) in discontinued investing activities	149,002	(23,665)
Net cash provided by (used in) investing activities:	101,878	(49,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution by non controlling entity	-	(90,000)
(Repayments of) proceeds from lines of credit	(218,855)	200,000
Repayments of notes payable and capital leases	(81,505)	(50,198)
Cash (used in) provided by continuing financing activities	(300,360)	59,802
Cash provided by discontinued financing activities	-	2,050
Net cash (used in) provided by financing activities	(300,360)	61,852

Effect of currency rate change on cash:	27,456	(7,256)

Net decrease in cash and cash equivalents	(78,745)	(742,986)
Cash and cash equivalents, beginning of period	113,539	1,003,071

Cash and cash equivalents, end of period	$34,794	$260,085

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$195,417	$47,814

NON-CASH TRANSACTIONS:
Common stock issued in settlement of debt	$78,950	$-
Common stock issued for services rendered	$434,250	$80,000

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE A – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Marketing Worldwide Corporation (the "Company"), is incorporated under the laws of the State of Delaware in July 2003. The Company is engaged in North America through its wholly-owned subsidiary, Marketing Worldwide LLC ("MWWLLC"), in the design, import and distribution of automotive accessories for motor vehicles in the automotive aftermarket industry and provides design services for large automobile manufacturers. The Company operates its wholly- owned subsidiary Colortek, Inc in Baroda, Michigan.

Basis of presentation

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

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended September 30, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2009 financial statements and footnotes thereto included in the Company's SEC Form 10K. The Company has evaluated and included subsequent events through the filing date of this Form 10-Q.

The unaudited condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Marketing Worldwide LLC, Colortek, Inc., MW Global Limited which owns 100% of the outstanding ownership and economical interest in Modelworxx GmbH. Effective January 1, 2005, the consolidated financial statements also include a variable interest entity (VIE) of which the Marketing Worldwide LLC is the primary beneficiary as further described in Note I. The results of MW Global Limited including Modelworxx GmbH are shown as discontinued operations in the financial statements. All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Inventories

The inventory are stated at the lower of cost (first in, first out) or net realizable value and majority of the inventory consist of work in process  goods substantially ready for resale purposes. The Company purchases the merchandise on delivered duty paid basis. The amounts for cost of goods sold during the three and six month periods ended March 31, 2010 and 2009 are removed from inventory on weighted average cost method.

At March 31, 2010 and September 30, 2009, the Company had reserves for inventory of $290,767 and $290,767, respectively.

Net income (loss) per share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). However, diluted net (loss) per share for the six month periods ended March 31, 2010 and 2009 do not reflect the effects of 20,772,226 and 18,335,091 shares potentially issuable upon conversion of our convertible preferred shares as of March 31, 2010 and 2009, respectively, and 1,000,000 and 1,490,000 shares potentially issuable upon the exercise of the Company's stock options and warrants (calculated using the treasury stock method) as of March 31, 2010 and 2009, respectively. These were not considered for the three and six month periods ended March 31, 2010 and 2009, respectively, as they would have been anti-dilutive.

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

Effect of Related Prospective Accounting Pronouncement

Effective October 1, 2009 and in accordance with Accounting Standards Codification subtopic 815-40, Derivatives

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”), the Company initially recorded the derivative liability of $1,971,115 with respect to the  reset provision of its Preferred Stock  using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 1.36%, expected volatility of 265.79%, and expected life of 2.56 years. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.

The fair value of the reset provision of $2,015,310 at March 31, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	300.36%
Risk free rate:	1.02%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

The change in fair value of the derivative liability resulted in a current period non operating gain (charge) to operations of $3,616,762 and $(44,195) for the three and six month periods ended March 31, 2010.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Pursuant to ASC 810-10, the following provisions were applied prospectively effective October 1, 2009:

•
ASC 810-10 provides that all earnings and losses of a subsidiary should be attributed to the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance. Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiary were attributed to the parent. This change did not have a significant impact on the Company’s  condensed consolidated financial statements for the three and six month period ended March 31, 2010.

Recent accounting pronouncements

In June 2009, the FASB issued new accounting guidance under ASC Topic 810 on Consolidation to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  Earlier adoption is prohibited.  The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities

Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows. In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a

  MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures.  The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement.  The guidance requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  As this standard relates to disclosures, the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

 NOTE C - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the six month period ended March 31, 2010, the Company incurred a loss of $2,183,013.

On January 27, 2009, the primary secured lender notified the Company that the Company was in default of its obligations under the commercial mortgage loan secured by first deed of trust on real property to JCMD Properties, LLC. The notification is declaring the debt obligations in default and is therefore entitling the lender to exercise certain rights and remedies, including but not limited to, increasing the interest rate to the default rate and demanding immediate repayment in full of the principal, interest and interest swap outstanding liability.

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position. An estimated $2,000,000 is needed over the next 12 months for operational and program development purposes.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE D - LINE OF CREDIT

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE D - LINE OF CREDIT (continued)

The interest rate at March 31, 2010 was 4.25%

Under the terms of the recourse provision, the Company is required to repurchase factored receivables if they are not paid in full or are deemed no longer acceptable. Accordingly, the Company has accounted for the financing agreement as a secured borrowing arrangement and not a sale of financial assets.

 As of March 31, 2010, the advance balance due to Summit was $502,369.

NOTE E - NOTES PAYABLE

As of March 31, 2010 and September 30, 2009, notes payable consists of the following:

	March 31, 2010	September 30, 2009
Guarantee for the JCMD Mortgage loan payable in monthly principal installments plus interest. Note secured by first deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guarantee the loan. The note is in default. (*)	$671,285	$683,165

Guarantee for the JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan is secured by a second deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guarantee the loan The note is in default. (*)	540,688	551,850

Mortgage loan payable in monthly principal installments of $5,633 with a fixed interest rate of 5.98% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary. The note is currently in default. (**)	630,301	644,129

Notes payable in monthly payments of $1,857.54 per month including interest at 7.25% per annum, unsecured	17,160	24,218
	1,859,434	1,903,362
Less current portion	1,859,434	1,903,362
Long term portion	$-0-	$-0-

 (*) In accordance with the Forbearance Agreement, the secured lender of the JCMD Mortgage Loans increased the interest rate on unpaid balances to bear interest at a floating rate of two and quarter percent (2.25%) in excess of the Bank’s Prime Rate, and upon default shall bear interest at a rate of five and one quarter percent (5.25%) in excess of the Bank’s Prime Rate. At March 31, 2010, the effective rate of interest on these loans was 8.25%

(**) In accordance with the mortgage loan agreement, the Company (as guarantor) is currently in default of certain loan covenants

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE F - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares at par value of $.001 each shall be common stock and 10,000,000 shares at par value of $.001 each shall be preferred stock.

As of March 31, 2010 and September 30, 2009, the Company has issued and outstanding 3,500,000 shares of Series A preferred stock, 1,192,308 Series B preferred stock and 21,010,091 and 17,835,091 shares of common stock, respectively.

Series A Preferred Stock

On April 23, 2007 the Company issued 3,500,000 shares of Series A Preferred Stock for gross proceeds of $3,500,000 resulting in net proceeds of $3,222,450.

PAYMENT OF DIVIDENDS. Commencing on the date of issuance of the Series A Preferred Stock, the holders of record of shares of Series A Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefore and as declared by the Board of Directors, dividends at the rate of nine percent (9%) of the stated Liquidation Preference Amount (see below) per share per annum.., payable quarterly. At March 31, 2010 and September 30, 2009, a total of $315,000 and $157,500 has been accrued for dividends payable on the Series A Preferred stock.

As additional consideration for the purchase of the Series A Preferred Stock, the Company granted to the holders warrants entitling it to purchase 11,000,000 common shares of the Company's common stock at the price of $0.70 per share, 6,000,000 at $0.85 per share and 6,000,000 at $1.20 per share. The underlying A, B & C warrants lapse if unexercised by April 23, 2012.

In accordance with Accounting Standards Codification subtopic 470-20, Debt, Debt with Conversions and Other Options (“ASC 470-20”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Series A Preferred Stock. The Company allocated a portion of the proceeds equal to the fair value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,500,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a charge as preferred stock dividend. The fair value of the warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: Dividend yield: $-0-; Volatility: 146.64%, risk free rate: 4.55%.

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

In addition, The Series A Preferred Stock has reset provisions to the exercise price if the Company issues equity at a price less than the exercise price and therefore, as described in Note B above, and in accordance with ASC 815-40 the Company determined the fair value of the initial reset provision of $1,971,115 at October 1, 2009 and reclassified to liability using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 1.36%, expected volatility of 265.79%, and expected life of 2.56 years. The net value of the reset provision at the date of adoption of ASC 815-40 was recorded as a derivative liability.  Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE F - CAPITAL STOCK (continued)

The fair value of the reset provision of $2,015,310 at March 31, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	300.36%
Risk free rate:	1.02%

As of March 31, 2010, the change in fair value of the derivative liability resulted in a non operating charge to operations of $44,195.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE F - CAPITAL STOCK (continued)

As of March 31, 2010, the Company has 1,192,308 shares of Series B Preferred Stock outstanding.

Common stock

On October 9, 2009, the Company issued 500,000 shares of common stock in settlement of outstanding accounts payable of $78,950.

On October 9, 2009, the Company issued an aggregate of 80,000 shares of common stock in exchange for services valued at $12,000.  These shares were valued at $0.15 per share which represents the fair value of services received which did not differ materially from the value of the stock issued.

 On February 17, 2010, the Company issued an aggregate of 1,520,000 shares of common stock in exchange for services valued at $304,000.  These shares were valued at $0.20 per share which represents the fair value of services received which did not differ materially from the value of the stock issued.

On March 10, 2010, the Company issued an aggregate of 1,075,000 shares of common stock in exchange for services valued at $118,250.  These shares were valued at $0.11 per share which represents the fair value of services received which did not differ materially from the value of the stock issued.

NOTE G - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of March 31, 2010:

			Options Exercisable
		Options Outstanding	Weighted
		Weighted Average	Average	Weighted
Exercise	Number	Remaining Contractual	Exercise	Number	Average
Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.26	490,000	3.26	$0.26	430,000	$0.26
$0.45	170,000	4.15	$0.45	170,000	$0.45
	660,000	3.50	$0.31	600,000	$0.32

Transactions involving options issued to employees are summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Intrinsic Value Per Share
Outstanding, September 30, 2009	660,000	0.31		$0.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, March 31, 2010	660,000	$0.31		$0.00
Exercisable, March 31, 2010	600,000	$0.32	$

The weighted average fair value of the options on the date of grant, using the fair value based methodology of the six months ended March 31, 2010 and 2009 was $-0- and $-0-.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE G - STOCK OPTIONS AND WARRANTS

The Company recorded as current period expenses the vested portions of the above employee options of $1,922 and $26,879 or the three month periods ended March 31, 2010 and 2009, respectively, and $3,887 and $92,583 for the six month periods ended March 31, 2010 and 2009. As of March 31, 2010, total unamortized value of stock options held by employees was $8,972.

The unamortized portion will be expensed over a weighted average period of 1.17 years.

Non employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non- employees of the Company as of March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.10	1,000,000	2.50	$0.10	1,000,000	$0.10

Transactions involving options issued to non-employees are summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Intrinsic Value
Outstanding, September 30, 2009	1,000,000	0.10	$0.00
Granted
Exercised	-	-
Canceled or expired	-	-

Outstanding, March 31, 2010	1,000,000	$0.10	0.00
Exercisable, March 31, 2010	1,000,000	$0.10

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.30	100,000	1.44	$0.30	100,000	$0.30

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share
Outstanding, September 30, 2009	100,000	$0.30
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, March 31, 2010	100,000	$0.30

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

ASC 810-10 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. Accordingly, the Company consolidated JCMD as a VIE, regardless of the Company not having an equity interest in JCMD.

Included in the Company's unaudited condensed consolidated balance sheets at March 31, 2010 and September 30, 2009 are the following net assets of JCMD:

	March 31, 2010	September 30, 2009
ASSETS (JCMD)
Cash and cash equivalents	$9,045	$17,616
Accounts receivable, prepaid expenses and other current assets	19,000	19,400
Total current assets	28,045	37,016
Property, plant and equipment, net	1,245,224	1,241,824
Total assets	1,301,314	1,278,840

LIABILITIES:
Current portion of long term debt	1,211,974	1,235,015
Accounts payable and accrued liabilities	80,751	82,075
Total current liabilities	1,292,725	1,317,090
Long term debt		-
Total liabilities	1,292,725	1,317,090
Net assets	$(8,589)	$(38,250)

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE H - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (continued)

Consolidated results of operations include the following for the three months ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Revenues	$51,000	$43,686
Cost and expenses - real estate: Operating expenses	3,293	9,891
Depreciation	8,000	8,000
Interest, net	40,373	33,795
Total costs and expenses	51,666	51,686

Operating income-Real estate	$(666)	$(8,000)

Consolidated results of operations include the following for the six months ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Revenues	$102,000	$83,322
Cost and expenses - real estate: Operating expenses	6,056	17,975
Depreciation	16,000	16,000
Interest, net	61,150	93,645
Total costs and expenses	83,206	127,620

Operating income-Real estate	$18,794	$(44,298)

During the three and six month periods ended March 31, 2010 and 2009, JCMC Properties LLC issued cash distributions to its members totaling $-0- and $90,000, respectively.

NOTE I - DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically uses foreign exchange contracts for trading purposes. The Company's short term foreign currency contracts subject the Company to risk due to foreign exchange rate fluctuations, because gains and losses on these instruments may have significant impact on the results of operations.

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of March 31, 2010:

		Fair Value Measurements at March 31, 2010 using:
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$80,751		$80,751	$
Derivative liability	2,015,310				2,015,310

The following table provides a summary of changes in fair value of the Company’s Level 2 financial liabilities as of March 31, 2010 (in thousands):

	Interest Rate Swap	Derivative Liability
Balance, October 1, 2009	$82,075	$1,971,115
Change in fair value at March 31, 2010	(1,344)	44,195

Balance, March 31, 2010	$80,751	$2,015,310

Level 3 Liabilities comprised of our bifurcated reset provision contained within our Series A stock and the fair value of issued reset provisions.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE K – DISCONTINUED OPERATIONS

On January 1, 2010, the Company discontinued operations in Munich, Germany under its wholly owned subsidiary; MW Global Limited which owns 100% of the outstanding ownership and economical interest in Modelworxx GmbH.  The financial results of MW Global are presented separately on the consolidated income statements as discontinued operations for all periods presented.

The assets and liabilities of the discontinued operations as of March 31, 2010 and September 30, 2009 were as follows:

Assets:
	As of	As of
	March 31, 2010	September 30, 2009
Cash	$-	$943
Accounts receivable	-	107,585
Inventories	-	72,835
Prepaid expenses and other assets	-	32,820
Property, plant and equipment, net	-	149,002
Assets of discontinued operations	$-	$363,185

Liabilities:
	March 31, 2010	September 30, 2009
Accounts payable	$492,006	$445,621
Line of credit	-	18,608
Liabilities of discontinued operations	$492,006	$464,229

The Results of Operations for the three month periods ended March 31, 2010 and 2009 are as follows:

	March 31, 2010	March 31, 2009
Sales	$-	$52,439
Cost of sales	-	173,264
Gross profit (loss)	-	(120,825)

Operating expenses:
Selling, general and administrative	-	135,163
Depreciation and amortization	-	10,309
Total operating costs	-	145,472
Net loss from operations	-	(266,297)

Other (loss) income	(265,091)	3,652
Net loss	$(265,091)	$(262,645)

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE K – DISCONTINUED OPERATIONS (continued)

The Results of Operations for the six month periods ended March 31, 2010 and 2009 are as follows:

	March 31, 2010	March 31, 2009
Sales	$316,110	$315,857
Cost of sales	266,556	441,571
Gross profit (loss)	49,554	(125,714)

Operating expenses:
Selling, general and administrative	153,543	296,392
Depreciation and amortization	11,639	20,450
Total operating costs	165,182	316,842
Net loss from operations	(115,628)	(442,556)

Other (loss) income	(261,600)	6,962
Net loss	$(377,228)	$(435,594)

NOTE L – LINE OF CREDIT

On August 31, 2009, the Company entered into a financing agreement with Summit Financial Resources L.P. (Summit) for a maximum borrowing of up to $750,000 maturing August 31, 2010. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all assets of the Company have been pledged as collateral for the Summit facility. The Company has guaranteed the financing arrangement. The balance at March 31, 2010 and at September 30, 2009 was approximately $502,000 and 721,000, respectively.

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

BUSINESS OVERVIEW

Marketing Worldwide Corporation (the "Company"), was incorporated under the laws of the State of Delaware in July 2003. The Company is engaged, through its wholly-owned subsidiary, Marketing Worldwide LLC ("MWWLLC").

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

Since its inception, the continuously increasing demand for the company's products and services has prompted an ongoing expansion of MWW's infrastructure and staff and warranted the diversification and expansion of its activities into the design and engineering of its products in the US and Europe. The company has also continued to increase vertical integration in manufacturing, in order to address newly arising market opportunities. Drawing from the experience of its principals, consultants and management team, strategically utilizing longstanding relationships in the industry, the company has steadily expanded its design services, product range, client and employees/contractor base and is currently aggressively pursuing the expansion of its client roster, in addition to its existing major clients such as South East Toyota, Gulf States Toyota and Toyota Canada. In its effort for more vertical integration, the Company has acquired Colortek, a "Class A" painting facility in Baroda, Michigan, and  Modelworxx GmbH in Munich Germany.

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

CORPORATE DEVELOPMENTS

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

In February, 2010, Modelworxx GmbH filed for insolvency.  The final resolution of this matter has not been determined yet.  The Company estimated the financial impact of this filing and included the impact in the financial statements as loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the six months ended March 31, 2010, we provided $92,281 of cash flow in operations primarily from our net loss of $2,025,513; offset by non cash depreciation and amortization charges of $276,857, non cash change in fair value of derivative liability of $44,195, loss on disposal of equipment of $10,617 fair value of equity based compensation of $434,137, non controlling interest of $(18,794) and net changes in our operating assets and liabilities of $961,349 and discontinued operations of $241,960.

INVESTING ACTIVITIES. During the six months ended March 31 2010, net cash provided from investing was from discontinued operations of $149,002, net with property plant and equipment purchased of $47,123.

FINANCING ACTIVITIES. During the six months ended March 31, 2010, net cash flow used in financing activities amounted to $300,360. The net cash flow was used to pay down our credit line of $218,855 and   our notes and leases payable by $81,505.

MWW expects its regular capital expenditures to be approximately $160,000 for fiscal 2010. Further, MWW expects approximately $140,000 in additional capital expenditures during fiscal 2010. These anticipated expenditures are for continued investments in property, tooling, and equipment used in our business.

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

The Company's existence is dependent upon management's ability to develop profitable operations. In addition, at March 31, 2010, the Company was in default on certain secured credit facilities.

  As of March 31, 2010, we had a working capital deficit of approximately $3,901,929.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2010 TO THE THREE MONTHS ENDED MARCH 31, 2009.

SALES. Net sales during the second quarter 2010 (three months ending March 31, 2010) were $980,261 an increase of $406,322, or 71.0%, compared to $573,939 during the second quarter 2009. This increase was due to an increase in sales of certain product categories.

GROSS MARGINS. Gross margins for the second quarter 2010 decreased  to 20.0 % from 31.7 % in the same period of 2009 due to higher costs in the period.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses increased by $448,355 to $1,208,890 in the first quarter of 2010, compared to $760,535 in the first quarter of 2009. The increase was attributable to equity based compensation paid in 2009 of $434,250 to consultants and service providers.

OPERATING (LOSS). Operating loss increased by $434,122 to a loss of ($1,012,588) in the second quarter of 2010, compared to a net operating loss of ($578,466) in the first quarter of 2009. This increase was primarily attributable to equity based compensation paid to service providers in 2010 and increased costs of materials..

FINANCING EXPENSE. For the three months ended March 31, 2010, our financing expense increased to $91,283 from $27,578, an increase of 229 % over the same period prior year. The increase was primarily related to the mark to market adjustment to our interest swap agreement associated with the JCMD Properties, LLC mortgages and higher costs of borrowing.

GAIN ON CHANGE IN FAIR VALUE OF DERVIATIVE LIABILITY.   As described in our accompanying financial statements, our Series A Preferred Stock has certain reset provisions.  On October 1, 2009 in accordance with Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”) we record the initial fair value of the reset provision as a liability with an offset to equity and subsequently mark to market the reset provision liability at each reporting cycle.

At March 31, 2010, the reset provision liability fair value decreased from $5,632,072 at December 31, 2009 to $2,015,310 resulting in a noncash income to current period operations of $3,616,762.

NET INCOME increased by $3,115,108 to income of $2,165,390 from a loss of ($949,718). The increase was primarily attributed to the gain on the change of fair value of the derivative liability during the three months ended March 31, 2010.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2010 TO THE SIX MONTHS ENDED MARCH 31, 2009.

SALES. Net sales during the six month period ended March 31, 2010 were $2,172,427 an increase of $465,746, or 27.3%, compared to $1,706,681 during the same period last year. This increase was due to an increase in sales of certain product categories.

GROSS MARGINS. Gross margins for the second quarter 2010 decreased  to 31 % from 39 % in the same period of 2009 due to higher costs of materials.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses increased by $363,221 to $2,107,501 during the six month period ended March 31,2010, compared to $1,744,280 in the same period last year. The increase was attributable to equity based compensation paid in 2009 of $434,250 to consultants and service providers.

OPERATING (LOSS). Operating loss increased by $343,435 to a loss of ($1,424,871) during the first six months of  2010, compared to a net operating loss of ($1,081,436) in the same period last year. This increase was primarily attributable to equity based compensation paid to service providers in 2010 and higher costs of materials.

FINANCING EXPENSE. For the six months ended March 31, 2010, our financing expense increased to $205,841 from $181,475, an increase of 13 % over the same period prior year. The increase was primarily related to the mark to market adjustment to our interest swap agreement associated with the JCMD Properties, LLC mortgages and higher costs of borrowing.

GAIN ON CHANGE IN FAIR VALUE OF DERVIATIVE LIABILITY.   As described in our accompanying financial statements, our Series A Preferred Stock has certain reset provisions.  On October 1, 2009; in accordance with Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”) we  record the initial fair value of the reset provision as a liability with an offset to equity  and subsequently mark to market the reset provision liability at each reporting cycle.

At March 31, 2010, the reset provision liability fair value decreased from $1,971,115 at October 1, 2009 to $2,015,310 resulting in a noncash charge to current period operations of $44,195.

NET LOSS increased by $302,428 to a loss of ($2,183,013) from a loss of ($1,880,585).

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

Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. There was $131,458 allowance for doubtful accounts at March 31, 2010  and at September 30, 2009.

STOCK-BASED COMPENSATION

The Company has adopted the fair value provisions for share-based awards pursuant to ASC 718-10, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of ASC 718-10, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10, all recognized on a straight line basis as the requisite service periods are rendered. Results for prior periods have not been restated.

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
Date: May 24, 2010

 Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ MICHAEL WINZKOWSKI
NAME: MICHAEL WINZKOWSKI
TITLE: CHIEF EXECUTIVE OFFICER,
SECRETARY AND DIRECTOR
Date: May 24, 2010

BY:	/s/ JAMES E. DAVIS
NAME: JAMES E. DAVIS
TITLE: CHIEF FINANCIAL OFFICER
AND DIRECTOR
Date: May 24, 2010