Form 10-Q/A
period 2010-03-31
MARKETING WORLDWIDE CORP
filed 2010-05-26
CIK 1278363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

Marketing Worldwide Corporation
Explanation of the Amended Form 10 Q, for the quarterly report ended March 31, 2010

Marketing Worldwide Corporation is amending the timely filing of its Form 10 Q for the quarterly period ended March 31, 2010 to correct some minor clerical errors in the document previously filed.  These clerical corrections had no impact on the consolidated balance sheets, net income(loss), condensed consolidated statements of cash flows, or earnings per share.

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

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Revenues	$980,261	$573,939	$2,172,427	$1,706,681

Cost of sales	783,959	391,870	1,489,797	1,043,837

Gross profit	196,302	182,069	682,630	662,844

Operating expenses:
Selling, general and administrative expenses	1,208,890	760,535	2,107,501	1,744,280

Loss from operations	(1,012,588)	(578,466)	(1,424,871)	(1,081,436)

Other income (expense)
Gain (loss)s on change in fair value of derivative liability	3,616,762	-	(44,195)	-
Financing expenses	(91,283)	(27,578)	(205,841)	(181,475)
Loss of disposal of equipment, other income and (expense), net	(2,995)	5,721	7,827	19,718

Income (Loss) from continuing operations	2,509,896	(600,323)	(1,667,080)	(1,243,193)

Loss from discontinued operations	(265,091)	(262,645)	(377,228)	(435,594)
Net Income (Loss)	2,244,806	(862,968)	(2,044,307)	(1,678,787)
Income (Loss) attributable to Non- controlling interest	666	8,000	(18,794)	44,298
Income (loss) attributable to Company	2,244,140	(870,968)	(2,025,513)	(1,723,085)

Preferred stock dividend	(78,750)	(78,750)	(157,500)	(157,500)

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$2,165,390	$(949,718)	$(2,183,013)	$(1880,585)

Income (loss) per common stock, basic:
Continuing operations	$0.13	$(0.04)	$(0.10)	$(0.08)
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.03)
Total	$0.12	$(0.06)	$(0.12)	$(0.11)

Income (loss) per common stock, fully diluted
Continuing operations	$(0.06)	$(0.04)	$(0.09)	$(0.08)
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.03)
Total	$(0.05)	$(0.06)	$(0.11)	$(0.11)

Weighted average common stock outstanding
Basic	19,375,258	16,698,352	18,861,217	16,770,915
Fully Diluted	41,352,484	16,698,352	18,861,217	16,770,915

Comprehensive loss:
Net Income (Loss)	$2,244,806	$(862,968)	$(2,044,307)	$(1,678,787)
Foreign currency translation, income (loss)	-	(7,056)	27,456	(7,056)

Comprehensive loss	2,244,806	(870,024)	(2,016,851)	(1,685,843)
Comprehensive (income) loss attributable to non controlling interest	(666)	(8,000)	18,794	(44,298)
Comprehensive income (loss) attributable to Marketing Worldwide Corporation	$2,244,140	$(878,024)	$1,998,057	$(1,730,141)

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to continuing operations	$(1,667,080)	$(1,243,193)
Loss from discontinued operations	(377,228)	(435,594)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	210,892	208,474
Amortization of deferred financing costs	65,965	65,965
Loss on disposal of property, plant and equipment	10,617
Effect of adoption of Accounting Standards Codification 810-10	(38,250)	-
Change in fair value of derivative liability	44,195	-
Fair value of vested employee options	3,887	92,583
Common stock issued for services rendered	434,250	-
Fair value of interest swap	(1,324)
Changes in operating assets and liabilities
Accounts receivable	232,411	378,567
Inventory	168,736	156,312
Other current assets	4,449	141,187
Other assets	(8,389)	19,420
Accounts payable	610,313	(544,822)
Other current liabilities	156,876	(7,698)
Net cash used in continuing operating activities	(149,679)	(1,168,799)
Net cash provided discontinued operating operations	241,960	421,211
Net cash provided by (used in) operating activities:	92,281	(747,588)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, continuing operations	(47,124)	(26,329)
Cash provided by (used) in discontinued investing activities	149,002	(23,665)
Net cash provided by (used in) investing activities:	101,878	(49,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution by non controlling entity	-	(90,000)
(Repayments of) proceeds from lines of credit	(218,855)	200,000
Repayments of notes payable and capital leases	(81,505)	(50,198)
Cash (used in) provided by continuing financing activities	(300,360)	59,802
Cash provided by discontinued financing activities	-	2,050
Net cash (used in) provided by financing activities	(300,360)	61,852

Effect of currency rate change on cash:	27,456	(7,256)

Net decrease in cash and cash equivalents	(78,745)	(742,986)
Cash and cash equivalents, beginning of period	113,539	1,003,071

Cash and cash equivalents, end of period	$34,794	$260,085

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$195,417	$47,814

NON-CASH TRANSACTIONS:
Common stock issued in settlement of debt	$78,950	$-
Common stock issued for services rendered	$434,250	$80,000

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

 NOTE C - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the six month period ended March 31, 2010, the Company incurred a loss of $2,025,513.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the six months ended March 31, 2010, we provided $92,281 of cash flow in operations primarily from our net loss of $2,044,307; offset by non cash depreciation and amortization charges of $276,857, non cash change in fair value of derivative liability of $44,195, loss on disposal of equipment of $10,617 fair value of equity based compensation of $434,250 and net changes in our operating assets and liabilities of $961,349 and discontinued operations of $241,960.

INVESTING ACTIVITIES. During the six months ended March 31 2010, net cash provided from investing was from discontinued operations of $149,002, net with property plant and equipment purchased of $47,124.

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

NET INCOME increased by $3,115,108 to income of $2,244,806 from a loss of ($862,968). The increase was primarily attributed to the gain on the change of fair value of the derivative liability during the three months ended March 31, 2010.

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

NET LOSS increased by $302,428 to a loss of ($2,044,307) from a loss of ($1,678,787).

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
Date: May 26, 2010

 Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ MICHAEL WINZKOWSKI
NAME: MICHAEL WINZKOWSKI
TITLE: CHIEF EXECUTIVE OFFICER,
SECRETARY AND DIRECTOR
Date: May 26, 2010

BY:	/s/ JAMES E. DAVIS
NAME: JAMES E. DAVIS
TITLE: CHIEF FINANCIAL OFFICER
AND DIRECTOR
Date: May 26, 2010