Form 10-Q
period 2010-06-30
MARKETING WORLDWIDE CORP
filed 2010-08-17
CIK 1278363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2010

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 13, 2010  21,010,091

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter ended June 30, 2010

Table of Contents

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and September 30, 2009	F-1
Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2010 and 2009 (unaudited)	F-2
Condensed Consolidated Statements of Cash Flows for the nine month periods ended June 30, 2010 and 2009 (unaudited)	F-3
Notes to unaudited Condensed Consolidated Financial Statements	F-4
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	2

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9

ITEM 4T - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS	9

ITEM 1A – RISK FACTORS

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	9

ITEM 5 - OTHER INFORMATION	9

ITEM 6 - EXHIBITS	10

SIGNATURES	12

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,133	$113,539
Accounts receivable, net	334,574	737,094
Inventories, net	249,472	543,075
Other current assets	50,701	24,564
Current assets of discontinued operations	-	184,833
Total current assets	658,880	1,603,105

Property, plant and equipment, net	2,631,304	2,903,520

Other assets:
Other intangible assets	57,500	80,000
Capitalized finance costs, net	238,802	337,750
Other assets, net	19,400	19,400
Other assets of discontinued operations	-	178,352
Total other assets	315,702	615,502

Total assets	$3,605,886	$5,122,127

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank line of credits	$244,750	$721,224
Notes payable and capital leases, current portion	1,872,997	1,919,692
Accounts payable	1,229,061	663,586
Warranty liability	66,216	66,216
Interest swap liabilities	108,200	82,075
Due to supplier	195,000	-
Other current liabilities	589,750	325,759
Current liabilities of discontinued operations	492,006	464,229
Total current liabilities	4,797,980	4,242,781

Long term debt:
Derivative liability	1,021,292	-
Capital leases, long term	-	21,247

Total liabilities	5,819,272	4,264,028

Series A convertible preferred stock, $0.001 par value; 3,500,000 shares issued and outstanding	3,499,950	3,499,950

Stockholders' Deficiency
Series B convertible preferred stock, $0.001 par value, 10,000,000 authorized; 1,192,308 shares issued and outstanding as of June 30, 2010 and September 30, 2009	1,192	1,192
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,010,091 and 17,835,091 shares issued and outstanding as of June 30, 2010 and September 30, 2009, respectively	21,010	17,835
Additional paid in capital	8,190,379	9,639,388
Deficit	(13,725,835)	(12,154,087)
Accumulated other comprehensive loss	(148,873)	(107,929)
Total Marketing Worldwide Corporation stockholders' deficiency	(5,662,127)	(2,603,601)
Non controlling interest	(51,209)	(38,250)
Total stockholders' deficiency	(5,713,336)	(2,641,851)

Total Liabilities and Stockholders' Deficiency	$3,605,886	$5,122,127

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Revenue	$1,051,495	$834,406	$3,223,922	$2,541,087

Total cost of sales	581,319	389,837	2,071,116	1,433,674

Gross profit	470,176	444,569	1,152,806	1,107,413

Operating expenses:
Selling, general and administrative expenses	732,102	731,709	2,839,603	2,475,989

Loss from operations	(261,926)	(287,140)	(1,686,797)	(1,368,576)

Gain on change in fair value of derivative liability	994,018	-	949,823	-
Financing expenses	(84,367)	(33,382)	(290,208)	(214,857)
Other income (expense), net	75,916	24,464	83,743	44,182

Income (Loss) from continuing operations	723,641	(296,058)	(943,439)	(1,539,251)

Loss from discontinued operations	(27,789)	(143,787)	(405,017)	(579,381)

Net Income (Loss)	695,852	(439,845)	(1,348,456)	(2,118,632)

Income (loss) attributable to Non-controlling interest	5,835	-	(12,959)	44,298

Income (loss) attributable to Company	690,017	(439,845)	(1,335,497)	(2,162,930)

Preferred stock dividend	(78,750)	(78,750)	(236,250)	(236,250)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$611,267	$(518,595)	$(1,571,747)	$(2,399,180)

Income (loss) per common share, basic:
Continuing operations	$0.03	$(0.02)	$(0.06)	$(0.11)
Discontinued operations	(0.00)	(0.01)	(0.02)	(0.03)
Total	$0.03	$(0.03)	$(0.08)	$(0.14)

Income (loss) per common share, fully diluted
Continuing operations	$0.02	$(0.02)	$(0.06)	$(0.11)
Discontinued operations	(0.00)	(0.01)	(0.02)	(0.03)
Total	$0.02	$(0.03)	$(0.08)	$(0.14)

Weighted average common stock outstanding
Basic	21,010,091	17,168,003	19,577,509	16,903,278
Fully Diluted	42,299,817	17,168,003	19,577,509	16,903,278

Comprehensive loss:
Net Income (loss)	$695,852	$(439,845)	$(1,348,456)	$(2,118,632)
Foreign currency translation, loss	(13,488)	(43,902)	(40,944)	(45,940)

Comprehensive income (loss)	682,364	(483,747)	(1,389,400)	(2,164,572)
Comprehensive income (loss) attributable to non controlling interest	5,835	-	(12,959)	44,298
Comprehensive income (loss) attributable to Marketing Worldwide Corporation	$676,529	$(483,747)	$(1,376,441)	$(2,208,870)

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to continuing operations	$(943,439)	$(1,539,251)
Loss from discontinued operations	(405,017)	(579,381)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	331,222	310,903
		-
Amortization of deferred financing costs	98,948	98,948
Beneficial conversion feature attributable to convertible debt	6,250	-
Loss on disposal of property, plant and equipment	10,617
Change in fair value of derivative liability	(949,823)	-
Fair value of vested employee options	5,831	109,779
Common stock issued for services rendered	434,250	61,500
Changes in operating assets and liabilities:
Accounts receivable	402,520	268,140
Inventory	293,603	154,636
Other current assets	(26,137)	268,150
Other assets	-	20
Accounts payable	711,374	(301,397)
Other current liabilities	181,916	(201,103)
Cash provided by (used in) continuing operating activities	152,115	(1,349,056)
Cash provided by discontinued operating operations	241,960	528,294
Net cash provided by (used in) operating activities:	394,075	(820,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, continuing operations	(47,123)	(9,084)
Cash provided by (used) in discontinued investing activities	149,002	(23,665)
Net cash provided by (used in) investing activities:	101,879	(32,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution by non controlling entity	-	(90,000)
Proceeds (repayments of) from lines of credit	(476,474)	234,790
Proceeds from promissory note	25,000	-
Repayments of notes payable and capital leases	(92,942)	(79,724)
Cash (used in) provided by continuing financing activities	(544,416)	65,066
Cash provided by discontinued financing activities	-	2,050
Net cash (used in) provided by financing activities	(544,416)	67,116

Effect of currency rate change on cash:	(40,944)	(45,940)

Net decrease in cash and cash equivalents	(89,406)	(832,335)
Cash and cash equivalents, beginning of period	113,539	1,003,071

Cash and cash equivalents, end of period	$24,133	$170,736

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$251,433	$139,322

NON-CASH TRANSACTIONS:
Common stock issued in settlement of debt	$78,950	$-
Common stock issued for services rendered	$434,250	$80,000
Common stock issued for dividend payments	$-	$236,250

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

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended September 30, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2009 financial statements and footnotes thereto included in the Company's SEC Form 10-K. The Company has evaluated and included subsequent events through the filing date of this Form 10-Q.

The unaudited condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Marketing Worldwide LLC, Colortek, Inc., MW Global Limited which owns 100% of the outstanding ownership and economical interest in Modelworxx GmbH. The consolidated financial statements also include a variable interest entity (VIE) of which the Marketing Worldwide LLC is the primary beneficiary as further described in Note K. The results of MW Global Limited including Modelworxx GmbH are shown as discontinued operations in the financial statements. All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

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

Inventories

The inventory are stated at the lower of cost (first in, first out) or net realizable value and majority of the inventory consists of work in process  goods available for sale. The Company purchases the merchandise on delivered duty paid basis. The amounts for cost of goods sold during the three and nine month periods ended June 30, 2010 and 2009 are removed from inventory on weighted average cost method.

 Net income (loss) per share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). However, diluted net (loss) per share for the nine month periods ended June 30, 2010 and 2009 do not reflect the effects of 21,289,726 and 18,335,091 shares potentially issuable upon conversion of our convertible preferred shares and convertible debt as of June 30, 2010 and 2009, respectively, and 1,000,000 and 1,490,000 shares potentially issuable upon the exercise of the Company's stock options and warrants (calculated using the treasury stock method) as of June 30, 2010 and 2009, respectively. These were not considered for the three and nine month periods ended June 30, 2010 and 2009, respectively, as they would have been anti-dilutive.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Effect of Related Prospective Accounting Pronouncement

Effective October 1, 2009 and in accordance with Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”), the Company initially recorded the derivative liability of $1,971,115 with respect to the reset provision of its Preferred Stock using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 1.36%, expected volatility of 265.79%, and expected life of 2.56 years. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.

The fair value of the reset provision of $1,021,292 at June 30, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	361.60%
Risk free rate:	0.61%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

The change in fair value of the derivative liability resulted in a current period non operating gain to operations of $994,018 and $949,823 for the three and nine month periods ended June 30, 2010.

Reclassification

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported net income (loss).

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

Pursuant to the effective date of a related party lease obligation, the Company adopted ASC 810-10.  This resulted in the consolidation of one variable interest entity (VIE) of which the Company is considered the primary beneficiary. The Company's variable interest in this VIE is the result of providing certain secured debt mortgage guarantees on behalf of a limited liability company that leases warehouse and general offices located in the city of Howell, Michigan.  As a result the Company recorded the equity of this VIE as a non controlling interest in the financial statements.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Implementation of Accounting Standards Codification subtopic 810-10, Consolidation (“ASC 810-10”)

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

Pursuant to ASC 810-10, the following provisions were applied prospectively effective October 1, 2009:

•
ASC 810-10 provides that all earnings and losses of a subsidiary should be attributed to the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance. Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiary were attributed to the parent. This change did not have a significant impact on the Company’s  condensed consolidated financial statements for the three and nine month period ended June 30, 2010.

Recent accounting pronouncements

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In May 2010, the FASB issued Accounting Standards Update No. 2010-19, “Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.” The guidance provides clarification of accounting treatment when reported balances in an entity’s financial statements differ from their underlying U.S. dollar denominated values due to different rates being used for remeasurement and translation. The guidance indicates that upon adopting highly inflationary accounting for Venezuela, since the U.S. dollar is now the functional currency of a Venezuelan subsidiary, there should no longer be any differences between the amounts reported for financial reporting purposes and the amount of any underlying U.S. dollar denominated value held by the subsidiary. Therefore, any differences between these should either be recognized in the income statement or as a cumulative translation adjustment, if the difference was previously recognized as a cumulative translation adjustment. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the nine month period ended June 30, 2010, the Company incurred a loss of $1,571,747.

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

NOTE D - LINE OF CREDIT

In August 2009, Marketing Worldwide, LLC entered into a financing agreement with Summit Financial Resources L.P. (Summit) for a maximum borrowing of up to $750,000 maturing August 31, 2010. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all assets of Marketing Worldwide, LLC have been pledged as collateral for the Summit facility.   Marketing Worldwide Corp has guaranteed the financing arrangement.  The Summit agreement contains a 60 day notice before termination.  Neither the Company or Summit has provided any type of notice to terminate the agreement.  Absent any notification to terminate, the existing agreement will automatically renew.

In September 2009, Marketing Worldwide, LLC entered into an addendum which increased the maximum borrowing amount to $1,000,000.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - LINE OF CREDIT (continued)

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

The interest rate at June 30, 2010 was 4.25%

Under the terms of the recourse provision, the Company is required to repurchase factored receivables if they are not paid in full or are deemed no longer acceptable. Accordingly, the Company has accounted for the financing agreement as a secured borrowing arrangement and not a sale of financial assets.

 As of June 30, 2010, the advance balance due to Summit was $244,750.

NOTE E - NOTES PAYABLE AND CAPITAL LEASES

As of June 30, 2010 and September 30, 2009, notes payable consists of the following:
	June 30, 2010	September 30, 2009
JCMD Mortgage loan payable in monthly principal installments plus interest. Note secured by first deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guarantee the loan. The note is in default. (*)	$669,352	$683,165

JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan is secured by a second deed of trust on real property and improvements located in Howell, MI. The JCMD General Partners personally guarantee the loan The note is in default. (*)	538,800	551,850

Mortgage loan payable in monthly principal installments of $5,633 with a fixed interest rate of 5.98% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary. The note is currently in default. (**)	623,281	644,129

Notes payable in monthly payments of $1,857.54 per month including interest at 7.25% per annum, unsecured	11,847	24,218

Capital leases, net	4,717	16,330

Convertible promissory note, due on demand with interest rate of 5% per annum, convertible into shares of the Company’s common stock at 80% discount to market at the date of conversion, but in no event , lower than $0.07 per share, unsecured	25,000	-
	1,872,997	1,919,692
Less current portion	1,872,997	1,919,692
Long term portion	$-0-	$-0-

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - NOTES PAYABLE (continued)

 (*) In accordance with the Forbearance Agreement, the secured lender of the JCMD Mortgage Loans increased the interest rate on unpaid balances to bear interest at a floating rate of two and quarter percent (2.25%) in excess of the Bank’s Prime Rate, and upon default shall bear interest at a rate of five and one quarter percent (5.25%) in excess of the Bank’s Prime Rate. At June 30, 2010, the effective rate of interest on these loans was 8.25%

(**) In accordance with the mortgage loan agreement, the Company (as guarantor) is currently in default of certain loan covenants.

NOTE F – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at June 30, 2010 and September 30, 2009:

	June 30, 2010	September 30, 2009

Dividends payable	$392,250	$157,500
Consulting fees	103,200	76,600
Payroll and other miscellaneous	94,300	91,659
Total	$589,750	$325,759

NOTE G - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of which stock 100,000,000 shares at par value of $.001 each shall be common stock and 10,000,000 shares at par value of $.001 each shall be preferred stock.

As of June 30, 2010 and September 30, 2009, the Company has issued and outstanding 3,500,000 shares of Series A preferred stock, 1,192,308 Series B preferred stock and 21,010,091 and 17,835,091 shares of common stock, respectively.

PAYMENT OF DIVIDENDS. Commencing on the date of issuance of the Series A Preferred Stock, the holders of record of shares of Series A Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefore and as declared by the Board of Directors, dividends at the rate of nine percent (9%) of the stated Liquidation Preference Amount (see below) per share per annum, payable quarterly. At June 30, 2010 and September 30, 2009, a total of $393,750 and $157,500 has been accrued for dividends payable on the Series A Preferred stock.

As additional consideration for the purchase of the Series A Preferred Stock, the Company granted to the holders warrants entitling them to purchase 11,000,000 common shares of the Company's common stock at the price of $0.70 per share, 6,000,000 at $0.85 per share and 6,000,000 at $1.20 per share. The underlying A, B & C warrants lapse if not exercised by April 23, 2012.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - CAPITAL STOCK (continued)

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

The fair value of the reset provision of $1,021,292 at June 30, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	361.60%
Risk free rate:	0.61%

The change in fair value of the derivative liability resulted in a non operating gain to operations of $994,018 and $949,823 for the three and nine months ended June 30, 2010, respectively.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - CAPITAL STOCK (continued)

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

As of June 30, 2010, the Company has 1,192,308 shares of Series B Preferred Stock outstanding.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of June 30, 2010:

			Options Exercisable
		Options Outstanding	Weighted
		Weighted Average	Average	Weighted
Exercise	Number	Remaining Contractual	Exercise	Number	Average
Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.26	490,000	3.01	$0.26	430,000	$0.26
$0.45	170,000	3.90	$0.45	170,000	$0.45
	660,000	3.25	$0.31	600,000	$0.32

Transactions involving options issued to employees are summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Intrinsic Value Per Share
Outstanding, September 30, 2009	660,000	0.31		$0.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, June 30, 2010	660,000	$0.31		$0.00
Exercisable, June 30, 2010	600,000	$0.32	$

The weighted average fair value of the options on the date of grant, using the fair value based methodology of the nine months ended June 30, 2010 and 2009 was $-0- and $-0-.

The Company recorded as current period expenses the vested portions of the above employee options of $1,944 and $17,196 for the three month periods ended June 30, 2010 and 2009, respectively, and $5,831 and $109,779 for the nine month periods ended June 30, 2010 and 2009. As of June 30, 2010, total unamortized value of stock options held by employees was $7,028.

At June 30, 2010, the unamortized portion will be expensed over a weighted average period of 0.92 years.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

Non employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non- employees of the Company as of June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.10	1,000,000	2.25	$0.10	1,000,000	$0.10

Transactions involving options issued to non-employees are summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Intrinsic Value
Outstanding, September 30, 2009	1,000,000	0.10	$0.00
Granted
Exercised	-	-
Canceled or expired	-	-

Outstanding, June 30, 2010	1,000,000	$0.10	0.00
Exercisable, June 30, 2010	1,000,000	$0.10

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of June 30, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.30	100,000	1.19	$0.30	100,000	$0.30

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share
Outstanding, September 30, 2009	100,000	$0.30
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, June 30, 2010	100,000	$0.30

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

Included in the Company's unaudited condensed consolidated balance sheets at June 30, 2010 and September 30, 2009 are the following net assets of JCMD:

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (continued)

	June 30, 2010	September 30, 2009
ASSETS (JCMD)
Cash and cash equivalents	$755	$17,616
Accounts receivable, prepaid expenses and other current assets	80,000	19,400
Total current assets	80,755	37,016
Property, plant and equipment, net	1,237,223	1,241,824
Total assets	1,317,978	1,278,840

LIABILITIES:
Current portion of long term debt	1,208,152	1,235,015
Accounts payable and accrued liabilities	161,035	82,075
Total current liabilities	1,369,187	1,317,090
Long term debt		-
Total liabilities	1,369,187	1,317,090
Net assets	$(51,209)	$(38,250)
	1,317,978	1,278,840

 Consolidated results of operations include the following for the three months ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Revenues	$51,000		$42,505
Cost and expenses - real estate: Operating expenses	4,099
Depreciation	8,001		8,000
Interest, net	33,065		34,505
Total costs and expenses	45,165		42,505

Operating income -Real estate	$5,835	$

Consolidated results of operations include the following for the nine months ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Revenues	$119,000	$125,827
Cost and expenses - real estate: Operating expenses	13,743	5,726
Depreciation	24,001	24,000
Interest, net	94,215	145,120
Total costs and expenses	131,959	174,846

Operating loss-Real estate	$(12,959)	$(49,019)
During the three months ended June 30, 2010 and 2009, JCMD Properties LLC made no distributions; during the nine months ended June 30, 2010 and 2009, JCMD Properties LLC issued cash distributions to its members totaling $-0- and $90,000, respectively.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - DERIVATIVE FINANCIAL INSTRUMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of June 30, 2010:

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at June 30, 2010 using:
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$98,057		$98,057	$
Derivative liability	1,021,292				1,021,292

The following table provides a summary of changes in fair value of the Company’s Level 2 financial liabilities as of June 30, 2010 (in thousands):

	Interest Rate Swap	Derivative Liability
Balance, October 1, 2009	$82,075	$1,971,115
Change in fair value at June 30, 2010	15,982	(949,823)

Balance, June 30, 2010	$98,057	$1,021,292

Level 3 Liabilities comprised of our bifurcated reset provision contained within our Series A stock and the fair value of issued reset provisions.

NOTE L – DISCONTINUED OPERATIONS

On January 1, 2010, the Company discontinued operations in Munich, Germany under its wholly owned subsidiary; MW Global Limited which owns 100% of the outstanding ownership and economic interest in Modelworxx GmbH.  The financial results of MW Global are presented separately in the consolidated income statements as discontinued operations for all periods presented.

The assets and liabilities of the discontinued operations as of June 30, 2010 and September 30, 2009 were as follows:

Assets:
	As of	As of
	June 30, 2010	September 30, 2009
Cash	$-	$943
Accounts receivable	-	107,585
Inventories	-	72,835
Prepaid expenses and other assets	-	3,470
Property, plant and equipment, net	-	178,352
Assets of discontinued operations	$-	$363,185

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – DISCONTINUED OPERATIONS (continued)

Liabilities:

	June 30, 2010	September 30, 2009
Accounts payable	$492,006	$445,621
Line of credit	-	18,608
Liabilities of discontinued operations	$492,006	$464,229

The Results of Operations for the three month periods ended June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
Sales	$-	$177,119
Cost of sales	-	160,025
Gross profit	-	17,094

Operating expenses:
Selling, general and administrative	-	153,457
Depreciation and amortization	-	10,870
Total operating costs	-	164,327
Net loss from operations	-	(147,233)

Other (loss) income	(27,789)	3,446
Net loss	$(27,789)	$(143,787)

 The Results of Operations for the nine month periods ended June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
Sales	$316,110	$492,976
Cost of sales	266,556	601,596
Gross profit (loss)	49,554	(108,620)

Operating expenses:
Selling, general and administrative	153,543	449,849
Depreciation and amortization	11,639	31,320
Total operating costs	165,182	481,169
Net loss from operations	(115,628)	(589,789)

Other (loss) income	(289,389)	10,408
Net loss	$(405,017)	$(579,381)

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – SUBSEQUENT EVENTS

On July 26, 2010, the Company entered into an Equity Credit Agreement (the “Agreement”) with Southridge Partners II, LP (“Investor”), whereby the Company shall sell up to $5,000,000 of the Company’s common stock for a period up to twenty four months following effectiveness of a registration statement for the Company’s common stock. Under the Agreement, the Company may deliver put notices to require the Investor to purchase common stock up to the lesser of (a) $150,000 or (b) 500% of the average dollar volume for the twenty trading days immediately preceding the put date. The purchase price for each put is 90% of the market price for the Company’s common stock (defined under the Agreement as the average of the lowest two closing bid prices during the five trading days following delivery of a put notice, subject to adjustment for certain “valuation events,” such as a stock split or issuance of stock lower than the closing bid price currently in effect. The investment amount for each put is subject to adjustment in the event that the closing bid price for any trading day during a Valuation Period falls below a “floor price” of 70% of the average of the closing bid prices for the three trading days ending immediately prior to a put date.

In connection with the Agreement, the Company issued the Investor a warrant to purchase up to 5,000,000 shares of the Company’s common stock at an original exercise price of $.001 or par value, whichever is lower. The Warrant is subject to adjustment for certain events such as such stock dividends and splits or certain dilutive issuances of securities by the Company.

The Company also entered into a Registration Rights Agreement with the Investor for registration of the resale of the shares underlying the Agreement and the Warrant. As set forth above, the Company’s right to make a put under the Agreement is subject to an effective registration statement with the Securities and Exchange Commission covering the resale of the shares. Except as otherwise provided in the transaction documents, the amount of common shares the Investor may purchase under the Agreement or exercise under the warrant, may not be an amount which would cause the Investor’s (and its affiliates) total beneficial ownership of the Company’s common stock to exceed 4.99% of the Company’s outstanding common stock.

Other than with respect to the Agreement, there is no material relationship between the Company and the Investor, or affiliates of either party.

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

BUSINESS OVERVIEW

Marketing Worldwide Corporation (“MWW” or the "Company"), was incorporated under the laws of the State of Delaware in July 2003. The Company is engaged, through its wholly-owned subsidiary, Marketing Worldwide LLC ("MWWLLC").

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

Since its inception, the continuously increasing demand for the Company's products and services has prompted an ongoing expansion of MWW's infrastructure and staff and warranted the diversification and expansion of its activities into the design and engineering of its products in the US and Europe. The Company has also continued to increase vertical integration in manufacturing, in order to address newly arising market opportunities. Drawing from the experience of its principals, consultants and management team, strategically utilizing longstanding relationships in the industry, the Company has steadily expanded its design services, product range, client and employees/contractor base and is currently aggressively pursuing the expansion of its client roster, in addition to its existing major clients such as South East Toyota, Gulf States Toyota and Toyota Canada. In its effort for more vertical integration, the Company has acquired Colortek, a "Class A" painting facility in Baroda, Michigan.

The Company has established initial relationships with several new major foreign and domestic automobile manufacturers, has recently begun delivering accessory programs to KIA Motors America and has received additional Request for Quotes from Toyota's Scion Group, KIA Motors America, MOBIS (KIA and Hyundai Worldwide) and Nissan. MWW has been delivering product directly to the Toyota Motor Manufacturing Corporation assembly plant in Canada for nearly twenty six (26) months and has been awarded new programs to be delivered to Toyota Canada International. We are in various stages of seeking to provide our accessory programs to other major foreign and domestic automobile manufacturers such as Ford, GM, Nissan, Subaru and Hyundai in the US.

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

On July 26, 2010, the Company entered into an Equity Credit Agreement (the “Agreement”) with Southridge Partners II, LP (“Investor”), whereby the Company shall sell up to $5,000,000 of the Company’s common stock for a period up to twenty four months following effectiveness of a registration statement for the Company’s common stock. Under the Agreement, the Company may deliver put notices to require the Investor to purchase common stock up to the lesser of (a) $150,000 or (b) 500% of the average dollar volume for the twenty trading days immediately preceding the put date. The purchase price for each put is 90% of the market price for the Company’s common stock (defined under the Agreement as the average of the lowest two closing bid prices during the five trading days following delivery of a put notice, subject to adjustment for certain “valuation events,” such as a stock split or issuance of stock lower than the closing bid price currently in effect. The investment amount for each put is subject to adjustment in the event that the closing bid price for any trading day during a Valuation Period falls below a “floor price” of 70% of the average of the closing bid prices for the three trading days ending immediately prior to a put date.

In connection with the Agreement, the Company issued the Investor a warrant to purchase up to 5,000,000 shares of the Company’s common stock at an original exercise price of $.001 or par value, whichever is lower. The Warrant is subject to adjustment for certain events such as such stock dividends and splits or certain dilutive issuances of securities by the Company.

The Company also entered into a Registration Rights Agreement with the Investor for registration of the resale of the shares underlying the Agreement and the Warrant. As set forth above, the Company’s right to make a put under the Agreement is subject to an effective registration statement with the Securities and Exchange Commission covering the resale of the shares. Except as otherwise provided in the transaction documents, the amount of common shares the Investor may purchase under the Agreement or exercise under the warrant, may not be an amount which would cause the Investor’s (and its affiliates) total beneficial ownership of the Company’s common stock to exceed 4.99% of the Company’s outstanding common stock.

Other than with respect to the Agreement, there is no material relationship between the Company and the Investor, or affiliates of either party.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the nine months ended June 30, 2010, we provided $394,075 of cash flow in operations primarily from our net loss of $1,335,498; offset by non cash depreciation and amortization charges of $430,170, non cash change in fair value of derivative liability of $(949,823), and essentially an increase in liabilities in excess of the decrease in total assets. .

INVESTING ACTIVITIES. During the nine months ended June 30 2010, net cash provided from investing was from discontinued operations of $149,002, netted with property plant and equipment purchased of $47,123.

FINANCING ACTIVITIES. During the nine months ended June 30, 2010, net cash flow used in financing activities amounted to $544,416. The net cash flow was used to pay down our credit line of $476,474 and   our notes and leases payable by $92,942, net with borrowing on a demand convertible note of $25,000.

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

The Company's existence is dependent upon management's ability to develop profitable operations. In addition, at June 30, 2010, the Company was in default on certain secured credit facilities.

  As of June 30, 2010, we had a working capital deficit of approximately $4,177,350.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2010 TO THE THREE MONTHS ENDED JUNE 30, 2009.

SALES. Net sales during the third quarter 2010 (three months ending June 30, 2010) were $1,051,495 an increase of $217,089, or 26.0%, compared to $834,406 during the third quarter 2009. This increase was due to an increase in sales of certain product categories.

GROSS MARGINS. Gross margins for the second quarter 2010 decreased to 44.7 % from 53.8 % in the same period of 2009 due to higher costs in the period.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses increased by $393 to $732,102 in the third quarter of 2010, compared to $731,709 in the third quarter of 2009.

 OPERATING (LOSS). Operating loss decreased by $25,214 to a loss of ($261,926) in the third quarter of 2010, compared to a net operating loss of ($287,140) in the third quarter of 2009. This decrease was primarily attributable higher sales volume.

FINANCING EXPENSE. For the three months ended June 30, 2010, our financing expense increased to $84,367 from $33,382, an increase of 153 % over the same period prior year. The increase was primarily related to the mark to market adjustment to our interest swap agreement associated with the JCMD Properties, LLC mortgages and higher costs of borrowing.

GAIN ON CHANGE IN FAIR VALUE OF DERVIATIVE LIABILITY.   As described in our accompanying financial statements, our Series A Preferred Stock has certain reset provisions.  On October 1, 2009 in accordance with Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”) we recorded the initial fair value of the reset provision as a liability with an offset to equity and subsequently mark to market the reset provision liability at each reporting cycle.

At June 30, 2010, the reset provision liability fair value decreased from $2,015,310 at March 31, 2010 to $1,021,292 resulting in a noncash income to current period operations of $994,018.  The decline in the market price of our common stock has affected the fair value of the reset provision liability.

NET INCOME increased by $1,161,223 to income of $642,628 from a loss of ($518,595). The increase was primarily attributed to the gain on the change of fair value of the derivative liability during the three months ended June 30, 2010.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 2010 TO THE NINE MONTHS ENDED JUNE 30, 2009.

SALES. Net sales during the nine month period ended June 30, 2010 were $3,223,922 an increase of $682,835, or 26.9%, compared to $2,541,087 during the same period last year. This increase was due to an increase in sales of certain product categories.

GROSS MARGINS. Gross margins for the nine months ended June 30, 2010 decreased  to 35.8% from 43.6 % in the same period of 2009 due to higher costs of materials.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses increased by $363,614 to $2,839,603 during the nine month period ended June 30, 2010, compared to $2,475,989 in the same period last year. The increase was attributable to equity based compensation paid in 2010 of $434,250 to consultants and service providers.

OPERATING (LOSS). Operating loss increased by $318,221 to a loss of ($1,686,797) during the first nine months of  2010, compared to a net operating loss of ($1,368,576) in the same period last year. This increase was primarily attributable to equity based compensation paid to service providers in 2010 and higher costs of materials.

FINANCING EXPENSE. For the nine months ended June 30, 2010, our financing expense increased to $290,208 from $214,857, an increase of 35 % over the same period prior year. The increase was primarily related to the mark to market adjustment to our interest swap agreement associated with the JCMD Properties, LLC mortgages and higher costs of borrowing.

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

At June 30, 2010, the reset provision liability fair value decreased from $1,971,115 at October 1, 2009 to $1,021,292 resulting in a noncash gain to current period operations of $949,823.

NET LOSS decreased by $738,836 to a loss of ($1,571,748) from a loss of ($2,310,584).

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

INVENTORIES

We value our inventories, which consist primarily of automotive body components, at the lower of cost or market. Cost is determined on the weighted average cost method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and trends in MWW's core business, current aging, and current and anticipated wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. The allowance for doubtful accounts was $19,751 and $131,458 at June 30, 2010  and at September 30, 2009, respectively.

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

We have identified the policies discussed as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies see the Notes to the Financial Statements of our Report on Form 10K. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2010, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses previously found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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
Date: August 17, 2010

 Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ MICHAEL WINZKOWSKI
NAME: MICHAEL WINZKOWSKI
TITLE: CHIEF EXECUTIVE OFFICER,
SECRETARY AND DIRECTOR
Date: August 17, 2010

BY:	/s/ JAMES E. DAVIS
NAME: JAMES E. DAVIS
TITLE: CHIEF FINANCIAL OFFICER
AND DIRECTOR
Date: August 17, 2010