Form 10-K
period 2010-09-30
MARKETING WORLDWIDE CORP
filed 2011-01-19
CIK 1278363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934 For the fiscal year ended September 30, 2010

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period _______ to ________

COMMISSION FILE NUMBER 000-50586

MARKETING WORLDWIDE CORPORATION
(Name of small business issuer in its charter)

Delaware	68-0566295
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on March 31, 2010 was $1,225,818.

At January 13, 2011, there were 35,201,699 shares of $.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

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

Marketing Worldwide Corporation

Marketing Worldwide Corporation, a Delaware corporation ("MWWC” "We" "Us" "Our" or the "Company"), was incorporated on July 21, 2003. MWWC's headquarters are in Howell, Michigan. MWWC operates through the holding company structure and conducts its business operations through our wholly owned subsidiaries Colortek, Inc. (“CT”) and Marketing Worldwide, LLC (“MWW”).

In previous reporting periods, the Company had a 100 % German subsidiary, Modelworxx, GmbH (“MWX”).  As the direct result from the world-wide economic recession, MWX was forced to file insolvency in the German legal system.  This filing was done in February, 2010 and MWWC has not been provided any final determination from the German courts.  The Company reported this transaction as discontinued operations in the reported financial statements.

Marketing Worldwide, LLC (“MWW”)

MWW is a complete design, manufacturer and fulfillment business providing accessories for the customization of vehicles and delivers its products to large global automobile manufacturers and certain Vehicle Processing Centers primarily in North America.  MWW operates in a 23,000 square foot leased building in Howell Michigan.

The primary automotive accessory products provided by MWW are blow-molded spoilers (bridge and lip), extruded body-side moldings, and carbon-fiber seat heaters.  We have identified new business partners to drive more product sales and expect fiscal year 2011 to be greater than 2010.

MWW’s accessory programs are sold directly to vehicle processing centers and distributors located primarily in North America. These vehicle processing centers and distributors receive a continuous stream of new vehicles from the foreign and domestic automobile manufacturers for accessorization, customization, and subsequently, distribution into the domestic dealer distribution network. Distributors also sell MWW’s accessories directly to their dealers and end customers.

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

MWW's business model empowers its customers to make the selection of various accessories (sold by MWW) later in the production cycle, thus improving time to market for their automobiles and faster reaction to the dynamically changing demand of its customers. The principal MWW products sold during the last two fiscal years include Automotive Body Components such as:

* Rear Deck Spoilers
* Running Boards
* Body Side Moldings
* Stainless Steel Exhaust Systems
* Side skirts or front ends
* Carbon Fiber Seat Heater Systems
* Lights and Fixtures

Several of the vehicles MWW currently provides accessories to are changing models next year and will provide additional growth opportunities.  MWW is also negotiating to provide fulfillment activities for new customers, meaning MWW will receive, store and ship products that are designed and manufactured by other unrelated companies.

Colortek, Inc. (“CT”)

CT is a Class A Original Equipment painting facility and operates in a 46,000 square foot owned building in Baroda, which is in South Western Michigan. We invested approximately $2 million into this paint facility and expect the majority of our future growth to come from this business.  We have restructured the management of this subsidiary and have successfully gained more business opportunities than ever before.  CT is aggressively beginning to diversify to non-automotive paint applications (household goods and construction equipment) which we believe will help stabilize the Company going forward.

RECENT DEVELOPMENTS

In September, 2009, the Company entered into a new loan agreement with Summit Financial to borrow up to $1,000,000. MWW pledged all of its inventory, equipment, accounts receivable, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan. The financing arrangement expires on August 31, 2011, unless extended by both parties.

Effective February, 2010, the Company’s German subsidiary, ModelWorxx GmbH filed insolvency.  The Company has not received final resolution of this matter from the German courts.  The net liabilities of the 100 % owned subsidiary are included in the reported consolidated financial statements of the Company.  The income and expense accounts of ModelWorxx have been reclassified and its operations has been treated as a loss from discontinued operations in these consolidated financial statements.

As part of the continued restructuring of the Company, the Board hired a new Chief Executive Officer, Charles Pinkerton, to further and accelerate the turnaround efforts.  To date, the Company has reduced labor by 40 % and occupancy cost by 50%.  Under the new leadership of Mr. Pinkerton, the Company has increased new revenue opportunities ten-fold.

PRODUCTS IN DEVELOPMENT

During 2010, MWW expanded its presence in color body side moldings and seat heaters, both of which can be installed either by the vehicle processing centers or the retail dealer. MWW expects that installation at the vehicle processing center and dealership level will increase the market penetration rates.

In January 2009 MWW was awarded the 4Runner running board program for Toyota Canada.  This program launched in September of 2009 and should continue through 2014.

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

In addition to its internal development programs, MWW is in various stages of joint program developments on a number of new programs with several other suppliers. These development efforts were undertaken to expand our product offering and customer base, while reducing our development costs. These products are either currently being designed, prototyped or in various stages of tooling with expected launch dates in the second or third quarter of fiscal year 2011.

Colortek, Inc. is currently negotiating to provide painting services to the household goods and construction industry, along with the expansion into the domestic automakers offerings.  Colortek satisfies a niche market where low volume painting of Class A quality is necessary.

THE MARKET

The global automobile accessory market is highly fragmented and not dominated by a few large participants. Competitive pressures among vehicle manufacturers have evolved so that the manufacturers add options to their vehicles at the vehicle processing centers and not during the initial manufacturing process at the assembly line. In addition many manufacturers have switched to smaller vehicle production runs which can be accommodated by MWW’s business model. These options packages are commonly referred to as "port installed" or "dealer installed" option packages. MWW accessory programs are a crucial part of the option packages installed at the vehicle processing centers in North America. Accordingly, MWW receives its revenue directly from the vehicle processing centers and not from the automobile manufacturers or the automotive dealer.

The vehicle processing centers, which MWW sells to, do not design or manufacture the option packages. Instead, they have well-trained employees who install virtually any accessory for all vehicles they distribute. As such, any vehicle received by the vehicle processing centers can be accessorized before it goes into the respective domestic retail dealer distribution network. MWW's accessory programs that are sold to the vehicle processing centers include the individual components, parts, installation instructions and training, fixtures, templates, and warranty.

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

A large part of the fulfillment program is enhanced by the fact that MWW owns CT, the Class A paint facility.  MWW, through its relationship with CT, provides painted products to their customers at the Vehicle Processing Centers as well as through other customers.  CT has continued developing its own customers independent of MWW and MWW’s customers, hence providing more diversification.

MAJOR CUSTOMERS

MWW's major customers in North America are the Toyota Vehicle Processing Centers. Other customers include the foreign and domestic automobile manufactures, as well as a variety of tier 2 and tier 3 manufacturers to the auto industry.

Colortek paints for MWW as well as several tier one and two companies.  Continued growth is expected to be achieved from the Colortek niche Class A paint facility.

For the year ended September 2010, MWW was dependent upon four (4) customers for 99.5% of its revenue. Customer #1, Customer #2, Customer #3, and Customer #4 represented 35.3%, 24%, 20.4% and 19.8% of revenue, respectively. Moreover, 97.2% of our accounts receivable at September 30, 2010 were due from these four (4) customers. For the year ended September 30, 2009, MWW was dependent upon four customers for 87.5% of its revenue. Customer #1, Customer #2, Customer #3, and Customer #4 represented 28.4%, 28.4%, 17.4%, and 13.3% of revenue, respectively. Moreover, 84.1% of our accounts receivable at September 30, 2009 were due from four customers.

PRODUCT WARRANTIES

MWW generally warranties its products to be free from material defects and to conform to material specifications for a period of three (3) years. MWW has not experienced significant returns to date. MWW suppliers provide warranties for each product manufactured covering manufacturing defects for the same period that MWW offers to its customers. Therefore, a majority of the claims made under product warranties by MWW's customers are covered by our supplier partners and sub-suppliers.

TECHNOLOGY

MWW has an experienced design team whose members have launched successful programs with a variety of customers.  MWW applies the latest design tools and technologies during this process and covers the entire range of the design process from the initial sketch to computer aided design (“CAD”), full size clay modeling to fully functional show cars to finally preparing automobiles for production. This experience is expected to accelerate the development of accessory programs for sale in the European and North American markets.

PORTABLE DIGITIZING SYSTEM

In order to produce its products and at the same time expedite the design and development, MWW uses the latest in digital recognition and design technology. Digital recognition refers to the use of up to date digital imaging equipment to capture data for manipulation, using CAD programs to assist the process. MWW uses portable equipment to obtain surface and/or component data acceptable for CAD, either in the field or at the processing center's location. This allows MWW to create highly accurate full-scale parts that can be used for development, presentations and sales and marketing, should the CAD data for a particular vehicle not be available in advance.

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

SUPPLIERS

MWW has established relationships with a group of global suppliers that deliver quality materials for the production of add-on components to MWW.  MWW believes there are numerous sources for the raw materials used in its products and a loss of any of these suppliers would not impact MWW’s performance negatively.  For the year ended September 30, 2010, MWW had 5 suppliers that aggregating 60.64% represented greater than 10% of our total purchases.  Supplier 1, Supplier 2, Supplier 3, Supplier 4, Supplier 5 represented 13.11%, 12.63%, 12.09%, 12.08% and 10.74% of purchases made from suppliers respectively.  For the year ended September 30, 2009, MWW made 67.02% of its purchases from five suppliers; Supplier 1, Supplier 2, Supplier 3, Supplier 4, Supplier 5 represented 17.07%, 16.50%, 11.61%, 10.93%, and 10.91% respectively.

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

The competitive landscape has changed during the last twelve months, the market is more fragmented than ever before, a number of competitors have ceased to exist and consolidation is ongoing. MWW has entered into several strategic alliances with Tier 1 companies. During the next twelve months a clearer picture of main competitors will emerge again.

MWW believes that its competitive edge lies in its extensive resources in design, engineering and sales. MWW focuses on the expansion of its internal capabilities and improved utilization of resources between its headquarters and its wholly owned subsidiaries and the careful cultivation of long-term relationships, in contrast to simply selling products to multiple anonymous customers. By making sure MWW customers will remain satisfied clients, MWW is not only stabilizing and growing its client roster and assuring revenue growth, but also simultaneously building and maintaining barriers of entry for competitors.

MWW spent many years cultivating the relationships that led to (i) the design work for BMW, Rolls Royce and Mini automobiles and (ii) the sale of accessory programs to the vehicle processing centers for Toyota, Hyundai and KIA vehicles. As part of the process, MWW built a strong commercial relationship with the automotive manufacturers that supply MWW with the advance data required to develop new products in a timely fashion for new Toyota, Hyundai and KIA vehicle models. With this information, MWW can prepare new programs for its customers and make those products available at the launch of new automobile models and have them correspond to the 3-5 year life cycles of each vehicle model. Moreover, as MWW manages its supplier and customer relationships effectively, it is creating significant barriers of entry for competitors. MWW expects to establish similar relationships with additional foreign and domestic manufacturers in future periods.

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

EMPLOYEES

MWW has an elastic work-force, with as few as 15 employees, and as many as 50 employees, depending on the number of projects currently being worked on. Management believes that the structure of its workforce allows MWW to scale its overhead according to the scope of its design, tooling, assembly and manufacturing requirements throughout the year. MWW plans to add employees in the future.

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

Our success is dependent on the creative, technical, financial, administrative, logistical, design, engineering, manufacturing and other contributions of the current employees and officers of the Company.  Founders of Marketing Worldwide Corporation, Michael Winzkowski and James Marvin have taken on different roles.  Winzkowski has relinquished the role of CEO and is now active as Chairman of the Board and President of MWW.  Mr. Marvin has resigned and no longer has any management activities at MWW.  These individuals originally established the relationships with our customers and suppliers and have turned this role over to the new CEO, Charles Pinkerton and CFO, James Davis. The loss of either Pinkerton or Davis could cause a disruption in our operations that could cause a decline in the level of revenue and the operating margins reported by the company. In the short term, it would be difficult to duplicate the relationships, industry experience, and creativity of Mr. Pinkerton and Mr. Davis. The loss of one or both might substantially reduce our revenues and growth potential.

OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY GLOBAL ECONOMIC AND FINANCIAL MARKETS CONDITIONS.

Current global economic and financial markets conditions, including severe disruptions in the credit markets and the prolonged global economic recession has materially and adversely affected our results of operations and financial condition. These conditions have also materially impacted our customers, suppliers and other parties with which we do business. Economic and financial market conditions that adversely affect our customers cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. We have seen a decline in certain volumes over the last year, but are now seeing an increase due to what appears to be a strengthening economic environment. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables.

Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Adverse economic and financial markets conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing the maximum amount of trade credit available to us. Changes of this type could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial market conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.  We have been fortunate in that we have not had any significant negative effect from not being able to collect on our billings.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE
FINANCING.

In their report dated January 13, 2011, our independent registered public accounting firm stated that our financial statements for the year ended September 30, 2010 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors' doubts are based on our recurring net losses, deficits in cash flows from operations and stockholders’ deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors' doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

OUR BUSINESS DEPENDS ON OUR DESIGNS, BUT WE HAVE NOT SOUGHT COPYRIGHT OR PATENT PROTECTION FOR ALL OUR PRODUCTS. IF OUR UNPROTECTED ACCESSORY PROGRAMS BECOME WIDELY AVAILABLE BECAUSE WE FAILED TO USE CERTAIN LEGAL MEANS TO PROTECT OUR DESIGNS, IT MAY HURT OUR BUSINESS.

Our success is dependent, in part, upon the designs for our principal products such as our rear deck spoilers, body-side moldings, carbon fiber seat heaters, and expanding the paint shop business levels. We have not taken steps to obtain copyright or patent protection for all of our designs. Instead, we mostly rely on confidentiality agreements with our customers, employees, vendors and consultants to protect our proprietary technology. If our unprotected accessory programs become widely available because we did not adequately protect the designs, intellectual property and trade secrets, it may cause a material adverse change in our business, financial condition and results of operations.

WE DO NOT HAVE LONG-TERM WRITTEN AGREEMENTS WITH OUR KEY CUSTOMERS OR KEY SUPPLIERS; THEREFORE, OUR REVENUE STREAM AND OUR SUPPLY CHAIN ARE SUBJECT TO GREATER UNCERTAINTY.

The vehicle processing centers for Toyota, are all key customers. These customers issue short term contracts (12 months) or blanket purchase orders to us that remain open during the life of an accessory program or the extended term.

The customer then places delivery releases against these blanket purchase orders or short term agreements generally in 30 day intervals. However, none of our key customers have any binding obligations beyond payment of our most recent purchase order and adherence to the terms and conditions of the blanket purchase order or short term agreement. The lack of long-term written agreements that specify a fixed dollar amount of the total purchase amount for our accessory programs or services means that we cannot predict with any certainty that these customers will generate a specific level of revenue in any specific accounting period. Our blanket purchase orders or short term agreements with customers provide for a fixed per unit cost, but do not contain any fixed purchase commitments for a specific dollar amount. A delivery release under the blanket purchase order does specify the dollar amount to be paid by our customer for that release. We record revenue when products are shipped, legal title has passed, and all our significant obligations have been satisfied.

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

WE USE PAINT AND PLASTIC MATERIALS.  OUR BUSINESS COULD BE AFFECTED BY ENVIROMENTAL RISKS.

Colortek, Inc. is a paint company using abrasives and paint solvents.  Although we have approval from the governmental agencies to paint, there is no guaranty that laws won’t change to adversely affect us, nor is there absolute certainty we will continue to operate without interference from governmental agencies or environmental groups.

We have not experienced any issues as yet, however the potential exists we may in the future.

LOSS OF FACILITIES COULD IMPAIR OUR ABILITY TO PROVIDE PRODUCTS TO OUR CUSTOMERS.

As in most businesses, if we lost both our facilities in Howell and Baroda Michigan, we would be in a short term bind.  The Howell facility would cause less disruption, as we could easily move our offices and the fulfillment activities elsewhere in quick fashion.

Loss of the Baroda facility would require us to rebuild, which we could do with the insurance coverage we maintain.  In the short term, we would transfer painting to one of our strategic partners until we got the facility back up and running.

Although the Baroda facility is more critical, we feel the likelihood of a total disaster is remote.  Our insurance and strategic relationships with other paint facilities should provide continuity of the supply chain to our customers.

ADVERSE RULING FROM THE BANKRUPTCY JUDGE IN GERMANY COULD NEGATIVELY IMPACT OUR BUSINESS AND CASH FLOW.

As mentioned throughout this filing, our German subsidiary filed for insolvency in February, 2010.  We have not received any adverse notifications from the bankruptcy court or judge and have no reason to believe we will, but the possibility exists that we could receive an adverse ruling.

If we were to receive an adverse ruling, we would challenge it through the legal systems available to us.

LOSS OF MAJOR SUPPLIERS COULD AFFECT OUR ABILITY TO GET PRODUCT.

We have a concentration of risk with a few suppliers providing most of our product requirements.  If we were to lose anyone of them, this could negatively impact our ability to get product on a timely basis.  We have an internal policy to have back-up suppliers to our major product offerings, and are moving in the direction of having a back-up for each of our suppliers.

WARRANTY CLAIMS COULD ADVERSLY IMPACT OUR FINANCIAL POSITION IF OUR CUSTOMERS REQUIRE A RECALL OF VEHICLES DUE TO PRODUCTS WE PROVIDE.

We review warranty reserves on a regular basis and record expense as deemed appropriate for the products sold to our customers.  We also purchase product liability insurance to cover large claims.

We believe the risk, although it exists, is minimal as the primary products we sell (plastic rear-deck spoilers, plastic body-side moldings and electric seat heaters) are not likely to give birth to a large massive recall.  In any event, we do provide a reserve in our financial statements plus we feel we would have a claim against the actual manufacturer of the product should a massive recall initiative be instituted, which we believe would reduce our financial risk.

CONTINUED INCREASES IN PETROLEUM COSTS COULD ADVERSELY IMPACT OUR COST STRUCTURE.

Considering we use paint, which is petroleum based, and ship products via trucks that use gasoline for power, we are at risk of seeing higher costs as petroleum costs increase.  Although we have not seen this as yet, we recognize this as a possible risk.

WE ARE VULNERABLE BECAUSE OF OUR CUSTOMER CONCENTRATION, BUT THERE IS NO GUARANTY THAT WE CAN ADD CUSTOMERS. FAILURE TO ADD NEW CUSTOMERS MAY LIMIT OUR REVENUE IN FUTURE PERIODS.

Our revenue depends on a few key customers, the loss of which would have a negative impact on our revenues and results from operations.

Our annual operating results are likely to fluctuate significantly in the future as a result of our dependence on our four or five major customers.

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

WE HAVE PLEDGED ALL OF OUR ASSETS TO ONE CREDITOR. OUR BUSINESS COULD BE AFFECTED BY OUR RELATIONSHIP WITH THIS CREDITOR.

In September, 2009, we entered into a new loan agreement with Summit Financial to borrow up to $1,000,000. MWW pledged all of its inventory, equipment, accounts receivable, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan. If we are unable to renew the Loan when it comes due or find other sources of capital, the lender could foreclose on all of our assets. This would have a material adverse effect on our financial condition and results from operations.

MANAGEMENT INTENDS TO INCREASE REVENUE THROUGH ACQUISITIONS FINANCED WITH EQUITY WHICH WILL DECREASE THE EQUITY PERCENTAGE OF THE COMPANY OWNED BY EXISTING STOCKHOLDERS.

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

THREE STOCKHOLDERS WITH 21% OF THE COMMON STOCK ARE THE CONTROLLING OFFICERS AND DIRECTORS. THEREFORE, INVESTORS WILL HAVE LITTLE OR NO CONTROL OVER MANAGEMENT OR MATTERS THAT REQUIRE STOCKHOLDER APPROVAL.

Our Chairman of the Board owns 13% of the issued and outstanding shares of common stock of the Company.  Moreover, because of the voting power, several key stockholders can effectively elect the board of directors and vote to amend the Company's certificate of incorporation. Investors should be aware that the voting power of these two stockholders can be exercised in a manner that delivers economic benefit of all stockholders or may be exercised in a manner that does not deliver the same economic benefit to all stockholders.

THERE IS A GRADUALLY EMERGING PUBLIC MARKET FOR MWW'S SECURITIES AND YOU MAY HAVE DIFFICULTIES TO LIQUIDATE YOUR INVESTMENT.

Trading volume of MWW stock (MWWC.OB) has been increasing, with a closing ask price of $0.02 on December 31, 2010. If a market for MWW's common stock continues to develop slowly; the stock price may be volatile. No assurance can be given that any market for MWW's common stock will be maintained. The sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities Act Rules by members of management or others may have a substantial adverse impact on any such market.

WE HAVE IDENTIFIED WEAKNESSES IN OUR INTERNAL CONTROLS.

Our management has concluded that our internal control over financial reporting was not effective as of September 30, 2010, as a result of several material weaknesses in our internal control over financial reporting. Descriptions of the material weaknesses are included in Item 9A (T), "Control and Procedures", in this Form 10-K.

As a result of these material weaknesses, we performed additional work to obtain reasonable assurance regarding the reliability of our financial statements, have hired a CPA as our new CFO to manage the financial department and financial statement process.  However, the remaining material weaknesses could result in a misstatement of substantially all accounts and disclosures, which would result in a misstatement of annual or interim financial statements that would not be prevented or detected. Errors in our financial statements could require a restatement or prevent us from timely filing our periodic reports with the Securities and Exchange Commission ("SEC"). Additionally, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2010 fiscal year and that remained unresolved.

ITEM 2. PROPERTIES

MWW's principal executive office is located at 2212 Grand Commerce Dr., Howell, MI 48855. The facility has three truck wells, two ground doors, a technical development enclosure, 20 foot ceilings, additional office space and more parking. The land for the executive office consists of 2.3 acres. The building is approximately 24,000 square feet.

The facility was built to suit MWW's requirements and specifications. JCMD, the Limited Liability Company owned by the previous two founders of MWW, built the facility and leased the property to MWW under the terms of a three year lease agreement.  JCMD borrowed funds to build the facility, and due to the downturn in the overall economic environment and MWW’s inability to remain current on the rent payments to JCMD, JCMD was not able to continue making its mortgage payments and defaulted on the loan.  JCMD negotiated the sale of the real estate to a third party, whom has entered into a lease agreement with MWW.   The Company entered into a three (3) year lease with the buyer of the property described above.  The general terms of the lease calls for monthly payments beginning December 1, 2010 of $6,666.67 ($80,000 annually) for the first year; $7,083.34 ($85,000 annually) per month for the second year; $7,416.67 ($89,000 annually) per month for the third, or final, year of the lease.  The total rent due over the three year period is $254,000. The Company is responsible for all property taxes, maintenance and utilities associated with the property.

Our subsidiary, Colortek, Inc. has a 42,000 square foot facility on 20 acres located in Baroda, Michigan. The facility is owned by MWW and is financed by Edgewater Bank. The mortgage is scheduled for a balloon payment in July of 2013. The Mortgage note balance at September 30, 2010 was $620,595 with a 180 month term and a fixed interest rate of 6.75%. The current monthly payment is $5,962. In accordance with the mortgage loan agreement, we are currently in default.

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

On October 19, 2010, the Company was served a Complaint from one of its suppliers that a loan in the amount of $217,000 was due and payable.  The Company has this recorded in their accounts as of September 30, 2010 and expects to continue negotiations to settle this outside the legal system.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

At January 13, 2011, there were 35,201,699 shares of common stock issued and outstanding. There are 1,690,000 shares of common stock that are subject to outstanding options and warrants to purchase common stock. On December 31, 2010 the closing ask price of our common stock was $0.02 per share.

The common stock of MWW commenced trading on the OTCBB on September 14, 2006. The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of the Common Stock as reported on the OTCBB.  Such quotations reflect inter-dealer quotations without retail mark-up, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
FISCAL YEAR ENDED SEPTEMBER 30, 2010

Fourth Quarter	$0.13	$0.02
Third Quarter	0.12	0.02
Second Quarter	0.28	0.06
First Quarter	0.30	0.08

FISCAL YEAR ENDED September 30, 2009

Fourth Quarter	0.55	0.06
Third Quarter	0.30	0.05
Second Quarter	0.30	0.05
First Quarter	0.45	0.05

At January 4, 2011 MWW had 51 common stockholders of record and the share price was $0.02. MWW has not declared any cash dividends on its common equity for the last two years. It is unlikely that MWW will pay dividends on its common equity in the future and is likely to retain earnings and issue additional common equity in the future.

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

GENERAL OVERVIEW

MWW operates in a niche market of the supply chain for new passenger motor vehicles primarily in the United States and Canada. MWW participates in the design of new automobiles and the building of show cars and is a designer and manufacturer of accessories for the customization of cars, sport utility vehicles and light trucks.

MWW's revenues are derived through the sales of its products and services to large automotive companies. As a consequence, MWW is dependent upon the acceptance of its products in the first instance by the automotive industry. As a result of this dependence MWW's business is vulnerable to actions which impact the automotive industry in general, including but not limited to, current fuel costs, and new environmental regulations. Growth opportunities for the Company include expanding its geographical coverage and increasing its penetration of existing markets through internal growth and expanding into new product markets, adding additional customers and acquiring companies in its core industry that supplement and compliment the currently existing capabilities.

Challenges currently facing the Company include managing its growth and controlling costs. Escalating costs of audits, Sarbanes-Oxley compliance, health care and commercial insurance are also challenges for the Company at this time.

The following specific factors could affect our revenues and earnings in a particular quarter or over several quarterly or annual periods:

•      Ability to continue increasing sales opportunities
•      Ability to convert sales opportunities to actual revenue
•      Ability to continue controlling our selling, general and administrative costs
•      Ability to obtain funding adequate to satisfy past obligations and grow future opportunities

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
o      Derivative liabilities

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

Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. There was $20,000 and $131,000 allowance for doubtful accounts at September 30, 2010 and 2009, respectively.

STOCK BASED COMPENSATION

At times we issue stock in exchange for payment of certain liabilities or payment of services, including employees in the form of compensation or professional service providers in the form of consulting or other fees.  We value the stock issued at the price in which it is trading on the open market.

DERIVATIVE LIABILITIES

The Company has issued 3,500,000 Series A Preferred Stock.  The Preferred Stock includes a reset provision to the exercise price whereby the Company periodically has to determine the value and include such adjustments in the financial statements. This reset provision is essentially an anti-dilution feature protecting the Series A Preferred Stockholders.  The Company utilized The Black-Scholes formula for determining the value, which approximates the fair value using the Binomial Lattice Model.

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2010 TO THE YEAR ENDED SEPTEMBER 30, 2009

Revenues

Net revenues were approximately $4.0 million for the year ended September 30, 2010. Our revenues increased approximately $300,000 from the year ended September 30, 2009. This 8% increase is attributable to the fact we are focusing on our core business, which includes painting, seat heaters, spoilers and body-side moldings.   The Company is quoting on numerous paint projects and working on new Toyota programs for the 2011 and 2012 programs that are expected to provide continued revenue growth.

GROSS PROFIT

Management improved MWW's gross profit margin as a percentage of revenues by .68% compared to the prior year. For the fiscal year ended September 30, 2010, MWW's gross profit was $1,142,616 (28.39%) compared to $ 1,030,180 (27.71%) for the fiscal year ended September 30, 2009.  MWW sold a greater percentage of its higher margin products in 2010 than in 2009. Further, our successful efforts to reduce manufacturing costs contributed to higher margins. MWW's gross profit margin is influenced by a number of factors and gross margin may fluctuate based on changes in the cost of supplies and product mix.

The primary components of cost of sales are direct labor and cost of parts and materials.  The Company has reduced head count which has driven the improvement in gross profit. The cost of parts and materials have been consistent from year to year.

OPERATING EXPENSES

Selling, general, and administrative expenses were $3,129,648 (77.77 % of revenues) in 2010 compared to $3,007,767 (80.92 % of revenues) during 2009. The decrease in costs as a percent of revenues is attributable to management’s stringent efforts to reduce overhead costs.

Significant components of operating expenses consist of professional fees, salaries, and impairment losses.  The Company is reducing head count which is driving the decrease in the cost as a percentage of revenue in 2010.

OTHER INCOME (EXPENSES)

Financing expenses were $367,760 in 2010 compared to $271,938 during 2009. The increase is due to forbearance charges by our bank while in default of our real estate mortgage plus the change on the working capital portion of our debt from a traditional bank to a factoring company.  The factoring company charges a much higher rate on the borrowings.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010 we had working capital deficit of $4,373,032. We reported positive cash flow from operating activities of $351,089, positive cash flow from investing activities of $140,602 and negative cash flow from financing of ($560,439).

The negative cash flow from operating activities consists of $2,341,725 net loss, net with $381,509 depreciation and amortization expenses, $132,293 in amortization of deferred financing costs, $582,049 stock based compensation and $421,175 decrease in accounts receivable, $398,675 decrease in inventory, $15,236 decrease in other assets, $675,996 increase in accounts payable, net with $189,347 decrease in other current liabilities

Positive cash flow from investing activities of $140,602 occurred primarily from the disposal of various assets.

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

In September, 2009, Marketing Worldwide, LLC entered into a financing agreement with Summit Financial Resources L.P. (Summit) for a maximum borrowing of up to $1 million maturing August 31, 2010. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all assets of Marketing Worldwide, LLC have been pledged as collateral for the Summit facility. Marketing Worldwide Corp., has guaranteed the financing arrangement. The financing arrangement has been extended through August 31, 2011.

Under the arrangement, Summit typically advances to the Company 75% of the total amount of accounts receivable factored. Summit retains 25% of the outstanding factored accounts receivable as a reserve, which it holds until the customer pays the factored invoice to Summit. The cost of funds for the accounts receivable portion of the borrowings with Summit includes: (a) a collateral management fee of 0.65% of the face amount of factored accounts receivable for each period of fifteen days, or portion thereof, that the factored accounts receivable remains outstanding until payment in full is applied and (b) interest charged at the Wall Street Journal prime rate plus 1% divided by 360.  The Summit default rate is the Wall Street Journal prime rate plus 10%. The Company may be obligated to purchase the receivable back from Summit at the end of 90 days.

MWW expects its regular capital expenditures to be approximately $160,000 for fiscal 2011. These anticipated expenditures are for continued investments in tooling and equipment used in our business.

The independent registered public accounting firm’s report on our September 30, 2010 financial statements included in this Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

The Company's existence is dependent upon management's ability to continue developing profitable business opportunities and their ability to obtain adequate financing to fund anticipated growth.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

See pages F-1 through F-24 following:

MARKETING WORLDWIDE CORPORATION
SEPTEMBER 30, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS	PAGE NO.

Reports of Independent Registered Public Accounting Firms	F-1 – F-2

Consolidated Balance Sheets at September 30, 2010 and 2009	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended September 30, 2010 and 2009	F-4

Consolidated Statement of Stockholders’ Deficiency for the Two Years Ended September 30, 2010 and 2009	F-5 – F-6

Consolidated Statements of Cash Flows for the Years Ended September 2010 and 2009	F-7

Notes to the Consolidated Financial Statements	F-8 – F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Marketing Worldwide Corporation

We have audited the accompanying consolidated balance sheet of Marketing Worldwide Corporation (the “Company”) as of September 30, 2010, and the related consolidated statements of operations comprehensive loss, stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marketing Worldwide Corporation, as of September 30, 2010, and the results of its operations and comprehensive loss and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company’s working capital deficiency and substantial recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note C to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, NY
January 19, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Marketing Worldwide Corporation
Howell, Michigan

We have audited the accompanying consolidated balance sheet of Marketing Worldwide Corporation as of September 30, 2009, and the related consolidated statements of operations, deficiency in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of Marketing Worldwide Corporation as of September 30, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C, the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, is in default of loan certain covenants, and is dependent on securing additional equity and debt financing to support its business efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York	/s/ R B S M LLP
January 13, 2010, except for the effects of the retrospective reclassification of the discontinued operations discussed in the Note N, as to which date is January 18, 2011.

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,847	$113,539
Accounts receivable, net	315,919	737,094
Inventories, net	144,400	543,075
Current assets of discontinued operations	-	184,833
Other current assets	9,328	24,564
Total current assets	473,494	1,603,105

Property, plant and equipment, net	2,112,457	2,903,520

Other assets:
Intangible assets, net	-	80,000
Capitalized finance costs, net of accumulated amortization of $456,008 and $323,715	205,457	337,750
Other assets, net	19,400	19,400
Other assets of discontinued operations	-	178,352
Total other assets	224,857	615,502

Total assets	$2,810,808	$5,122,127

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Finance company lines of credit	$209,986	$721,224
Notes payable , current portion	1,863,961	1,919,692
Accounts payable	1,302,177	663,586
Warranty liability	95,000	66,216
Other current liabilities	883,396	407,834
Current liabilities of discontinued operations	492,006	464,229
Total current liabilities	4,846,526	4,242,781

Long term debt:
Derivative liability	1,186,670	-
Other	-	21,247

Total liabilities	6,033,196	4,264,028

Series A convertible preferred stock, $0.001 par value; 3,500,000 shares issued and outstanding	3,499,950	3,499,950

Commitments and contingencies

Stockholders' Deficiency
Series B convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,192,308 shares issued and outstanding as of September 30, 2010 and 2009	1,192	1,192
Common stock, $0.001 par value, 100,000,000 shares authorized; 29,510,091 and 17,835,091 shares issued and outstanding as of September 30, 2010 and 2009, respectively	29,510	17,835
Additional paid in capital	8,244,895	9,639,388
Deficit	(14,358,814)	(12,154,087)
Accumulated other comprehensive (loss)	(148,873)	(107,929)
Total Marketing Worldwide Corporation Stockholders’ Deficiency	(6,232,090)	(2,603,601)
Non-controlling interest	(490,248)	(38,250)
Total Stockholders’ Deficiency	(6,722,338)	(2,641,851)

Total Liabilities and Stockholders’ Deficiency	$2,810,808	$5,122,127

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

Revenues	$4,024,351	$3,717,089
Cost of goods sold	2,881,735	2,686,909

Gross profit	1,142,616	1,030,180

Operating expenses:
Selling, general and administrative expenses	3,129,648	3,007,767
Impairment loss on property, plant and equipment	409,823	-
Impairment loss on customer list (intangible asset)	50,000
Loss of disposal of equipment	727	33,260
Total operating expenses	3,590,198	3,041,027
Loss from operations	(2,447,582)	(2,010,847)

Gain on change in fair value of derivative liability	784,445	-
Financing expenses	(367,760)	(271,938)
Other income (expense), net	94,190	46,172

Loss from continuing operations	(1,936,707)	(2,236,613)

Loss from discontinued operations	(405,018)	(703,307)

Net Loss	(2,341,725)	(2,939,920)

(Loss) Income attributable to Non-controlling interest	(451,998)	(62,548)

Loss attributable to Company	(1,889,727)	(2,877,372)

Preferred stock dividend	(315,000)	(315,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,204,727)	$(3,192,372)

Loss per common share, basic and diluted
Continuing operations	$(0.09)	$(0.15)
Discontinued operations	(0.02)	(0.04)
Totals	$(0.11)	$(0.19)

Weighted average common stock outstanding
Basic and diluted	21,002,981	17,138,146

Comprehensive loss:
Net Loss	$(2,341,725)	$(2,939,920)
Foreign currency translation loss	(40,944)	(23,157)

Comprehensive loss	$(2,382,669)	$(2,963,077)
Comprehensive loss attributable to non
Controlling interest	(451,998)	(62,548)
Comprehensive loss attributable to Company	$(1,930,671)	$(2,900,529)

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
TWO YEARS ENDED SEPTEMBER 30, 2010

					Additional	Non	Other
	Preferred stock		Common stock		Paid in	Controlling	Comprehensive	Accum
	Shares	Amount	Shares	Amount	Capital	Interest	Loss	Deficit	Total

Balance, October 1, 2008	1,192,308	$1,192	16,545,091	$16,545	$8,993,683	134,298	$(84,772)	$(8,961,715)	$99,231

Common stock issued in settlement of debt	-	-	300,000	300	79,700	-	-	-	80,000

Common stock issued for services rendered at $0.30 per share	-	-	205,000	205	61,295	-	-	-	61,500

Common stock issued in settlement of cumulative preferred stock dividend	-	-	785,000	785	392,965	-	-	-	393,750

Fair value of vested options	-	-	-		111,745	-	-	-	111,745

Foreign currency translation	-	-	-	-	-	-	(23,157)	-	(23,157)

Distribution of non controlling entity	-	-	-	-	-	(110,000)	-		(110,000)

Effective of adoption of Accounting Standards Codification subtopic 810-10	-	-	-	-	-	-	-	38,250	38,250

Preferred Stock Dividend								(315,000)	(315,000)

Net loss	-	-	-	-	-	(62,548)	-	(2,877,372)	(2,939,920)

Balance, September 30, 2009	1,192,308	$1,192	$17,835,091	$17,835	$9,639,388	$(38,250)	$(107,929)	$(12,154,087)	$(2,641,851)

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED STATEMENT OF DEFICIENY IN STOCKHOLDERS' EQUITY
TWO YEARS ENDED SEPTEMBER 30, 2010

					Additional	Non-
	Preferred stock		Common stock		Paid in	Controlling	Other	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Comprehensive	Deficit	Total

Balance forward	1,192,308	$1,192	17,835,091	$17,835	$9,639,388	$(38,250)	$(107,929)	$(12,154,087)	$(2,641,851)

Effective of adoption of Accounting Standards Codification subtopic 815-40, reclassification on equity – linked financial instruments to derivative liabilities	-	-	-	-	(1,971,115)	-	-	-	(1,971,115)

Common stock issued in settlement of debt	-	-	500,000	500	29,500	-	-	-	30,000

Common stock issued for services rendered at $0.15 per share	-	-	80,000	80	11,920	-	-	-	12,000

Common stock issued for service rendered at $0.20 per share	-	-	1,520,000	1,520	302,480	-	-	-	304,000

Common stock issued for service rendered at $0.11 per share	-	-	1,075,000	1,075	117,175	-	-	-	118,250

Fair Value of vested options					7,797				7,797

Beneficial conversion feature relating to issuance of convertible debt					6,250				6,250

Foreign currency translation	-	-	-	-	-	-	(40,944)	-	(40,944)

Common stock issued for service rendered at $0.02 per share	-	-	3,500,000	3,500	66,500	-	-	-	70,000

Common stock issued in settlement of debt at $0.02 per share	-	-	2,000,000	2,000	38,000	-	-	-	40,000

Common stock issued in settlement of debt at $0.02 per share – JCMD	*	-	3,000,000	3,000	(3,000)	-	-	-	-

Preferred Stock Dividend								(315,000)	(315,000)

Net loss	-	-	-	-	-	(451,998)	-	(1,889,727)	(2,341,725)

Balance, September 30, 2010	1,192,308	$1,192	29,510,091	$29,510	$8,244,895	$(490,248)	$(148,873)	$(14,358,814)	$(6,722,338)

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to continuing operations	$(1,936,707)	$(2,236,613)
Loss from discontinued operations	(405,018)	(703,307)
Net Loss	(2,341,725)	(2,939,920)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	381,509	390,894
Loss on disposal of property, plant and equipment, net	727	33,260
Impairment loss on customer list	50,000	-
Beneficial conversion feature attributable to convertible debt	6,250	-
Amortization of deferred financing costs	132,293	132,293
Impairment loss on sale of property	409,823	-
Change in fair value of derivative liability	(784,445)	-

Fair value of vested employee options	7,797	111,745
Common stock issued for services rendered	504,250	61,500

(Increase) decrease in:
Accounts receivable	421,173	182,601
Inventories	398,675	489,217
Other current assets	15,236	260,093
Other assets	-	8,930
Increase (decrease) in:
Accounts payable	675,996	165,440
Other current liabilities	189,347	(195,300)
Cash provided by (used in) continuing operating activities	136,906	(1,299,247)
Cash provided by discontinued operating operations	214,183	342,858
Net cash provided by (used in) operating activities:	351,089	(956,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, continuing operations	(8,400)	(12,899)
Cash provided by (used in) discontinued investing activities	149,002	(19,850)
Net cash provided by (used in) investing activities:	140,602	(32,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution by non controlling entity	-	(110,000)

(Repayments of) Proceeds from lines of credit	(511,238)	321,224
(Repayments of) notes payable	(76,978)	(107,069)
Cash (used in) provided by continuing financing activities	(588,216)	104,155
Cash provided by discontinued financing activities	27,777	18,608
Net cash (used in) provided by financing activities	(560,439)	122,763

Effect of currency rate change on cash:	(40,944)	(23,157)

Net decrease in cash and cash equivalents	(109,691)	(889,532)
Cash and cash equivalents, beginning of period	113,539	1,003,071

Cash and cash equivalents, end of period	$3,847	$113,539

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$367,760	$47,814
Cash (recoverable) paid during year for taxes	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued in settlement of debt	$70,000	$-
Common stock issued for dividend payments (which the Company elected to pay in Common stock as opposed to cash) on the Series A Convertible Preferred Stock	$-	$393,750

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Marketing Worldwide Corporation (the "Company"), was incorporated under the laws of the State of Delaware in July 2003. The Company is engaged in North America through its wholly-owned subsidiaries, Marketing Worldwide LLC ("MWW"), and Colortek, Inc. (“CT”) in the design, manufacturing, painting and distribution of automotive accessories for motor vehicles in the automotive aftermarket industry and provides design services for large automobile manufacturers.  The Company has a wholly owned subsidiary in Germany, Modelworxx, GmbH, which, in February, 2010, filed insolvency in the German courts.  The Company has reclassified fiscal year ending September 30, 2009 to reflect this as discontinued operations.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and Variable Interest Entity (“VIE”). All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

Revenue Recognition

For revenue from products and services, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectability of those amounts. Provisions for uncollectible accounts receivable are recorded in the financial statements.

The Company defers any revenue for which the product has not been delivered or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required. As of September 30, 2010 and 2009, these types of transactions are not material.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents.  The Company did not have any cash equivalents at September 30, 2010 and 2009.  Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limits.  Periodically, the Company evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010

NOTE B - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Warranty

The Company generally warrants its products to be free from material defects and to conform to material specifications for a period of three (3) years. Warranty expense is estimated based primarily on historical experience and is reflected in the financial statements.

Accounting for bad debt and allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2010 and 2009 approximated $20,000 and $131,000, respectively.

Inventories

The inventories are stated at the lower of cost or market using the first-in, first-out method of valuation. The inventories at September 30, 2010 and 2009 are as follows:

	2010	2009

Work in process	$325,997	$256,862
Finished goods	78,534	576,980
Total inventory before reserve	404,531	833,842
Less inventory reserve	(260,131)	(290,767)
Net inventory	$144,400	$543,075

The inventory reserve is determined after an exhaustive review and analysis of all inventories on hand.  The Company examines the likelihood of salability of each inventory item, and if there is more than 6 months supply of an item on hand, an appropriate reserve is recorded against such inventory; for cancelled or completed programs, existing inventory is 100 % reserved for.  At September 30, 2010 and 2009 the majority of the inventory reserve is for supply of product no longer in production or demand from existing customers.

Long lived assets

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires those long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010

NOTE B - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred.  Maintenance and repairs are expensed as incurred.

Research and development costs

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, requires research and development costs to be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Total research and development cost charged to income was immaterial for both years ended September 30, 2010 and 2009.

Net income (loss) per share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”).  All primary dilutive common shares have been excluded since the inclusion would be anti-dilutive. Such shares consist of the following at September 30, 2010 and 2009:

	2010	2009

Warrants	100,000	100,000
Options	1,590,000	1,660,000
Series A preferred stock	20,977,000	20,977,000
Totals	22,667,000	22,737,000

Income taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted.  A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.  The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

In accordance with 740-10, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company will classify as income tax expense any interest and penalties recognized in accordance with ASC Topic 740.  The tax years ending September 30, 2007, 2008, 2009 and 2010 are still open for review by the various tax jurisdictions.  The state tax jurisdictions the Company files in are South Carolina, Florida, California and Michigan.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting year. The Company deems its critical estimates to be the determination of inventory values, the allowance for doubtful accounts, stock based compensation, derivative liabilities, and impairment losses. Actual results could differ from those estimates.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010

NOTE B - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Foreign currency

The functional currency of the Company is the U. S. dollar. When a transaction is executed in a foreign currency, it is re-measured into U. S. dollars based on appropriate rates of exchange in effect at the time of the transaction. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate. The related translation adjustments are included in other comprehensive income. The resulting foreign currency transactions gains (losses), which were not material, are included in selling, general and administration expenses in the accompanying consolidated statements of operations.

Fair value of financial instruments

Cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short-term nature. The fair value of notes payable and short-term debt is estimated to approximate fair market value based on the current rates available to companies such as MWW.

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009.  The Company’s Series A Preferred Stock has reset provisions to the exercise price if the Company issues equity at a price less than the exercise prices.  Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements if the Company sells equity at a price below the exercise price of the Series A Preferred Stock.

Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

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

The Company has one reportable business segment which is operated in the United States.  In previous years the Company had financial activity in Germany, but in February, 2010 the German affiliate filed bankruptcy and all activity has been classified as discontinued operations in the presented financial statements.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010

NOTE B - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock based compensation

The Company accounts for stock based awards issued to employees in accordance with FASB guidance. Such awards consist of options to purchase common stock. The fair value of stock based awards is determined on the grant date using a valuation model. The fair value is recognized as compensation expense, net of estimated forfeitures, on a straight-line basis over the service period, which is normally the vesting period.

The Company granted no employee options during the year ended September 30, 2010 and 490,000 employee options during the year ended September 30, 2009. The Company recorded the fair value of the vested portion of issued employee options of $7,797 and $111,745 for the years ended September 30, 2010 and 2009, respectively.

Deferred financing costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized to financing expenses over the term of the related debt using the interest rate method. The amortization for the years ending September 30, 2010 and 2009 was approximately $132,000 in each of the two years then ended.

Recent accounting pronouncements

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for annual periods beginning on or after October 1, 2010.  The Company does not believe the impact of the adoption of this guidance will have a material effect on its financial statements.

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13) (formerly EITF 08-1, Revenue Arrangements with Multiple Deliverables) which amends ASC Topic 605, Revenue Recognition. This accounting update establishes a hierarchy for determining the value of each element within a multiple deliverable arrangement. ASU 2009-13 is effective for the Company beginning October 1, 2010 and applies to arrangements entered into on or after this date. The Company is currently evaluating the impact that ASU 2009-13 may have on its financial position and results of operations, and does not expect the impact, if any, to be material.

The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010

NOTE B - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, As this standard relates specifically to disclosures, the adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that amended certain recognition and disclosure requirements related to subsequent events. The accounting standard requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this standard had no effect on the Company’s condensed consolidated financial position or results of operations.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

NOTE C - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the year ended September 30, 2010, the Company incurred a loss of $2,341,725.

The Company has incurred substantial recurring losses.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company has available cash of $3,847 at September 30, 2010, although during the year ended September 30, 2010, the Company operating activities generated cash of $136,906.  The Company’s working capital deficiency was approximately $4,373,000 and $2,640,000 as of September 30, 2010 and 2009 respectively.  The Company’s accumulated deficit was approximately $14,400,000 and $12,200,000 as of September 30, 2010 and 2009 respectively.  In addition, the Company has a stockholders’ deficit of approximately $6,700,000 at September 30, 2010.  The Company has pledged all of its assets to Summit Financial Resources (Summit) as security for the Summit loan agreement.

If the Company runs out of available capital, it might be required to pursue highly dilutive equity or debt issuances to finance its business in a difficult and hostile market, including possible equity financings at a price per share that might be much lower than the per share price invested by current shareholders.  No assurance can be given that any source of additional cash would be available to the Company.  If no source of additional cash is available to the Company, then the Company would be forced to significantly reduce the scope of its operations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Although the Company has reduced cash required for future operations by reducing operating costs and reducing staff levels, there exists a large balance of debt from prior periods that still must be paid. The Company continues working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE C - GOING CONCERN MATTERS AND TRIGGERING EVENTS (CONTINUED)

The Company's existence is dependent upon management's ability to raise additional financing and develop profitable operations. The Company cannot predict whether this additional financing will be in the form of equity or debt. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE D – INTANGIBLE ASSETS

The Company had intangible assets as a result of previous acquisition of Colortek, Inc.  The intangible assets were representative of value assigned to an existing customer list at the time of acquisition.  The Company reviewed the list at September 30, 2010 and deemed the remaining balance or $50,000 to be worthless.  This amount was charged to operations as impairment in the year ended September 30, 2010.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2010 and 2009, property, plant and equipment consist of the following:

	2010	2009	Range of Estimated Life

Land	$411,645	$411,645	N/A
Building	1,915,700	1,915,700	40 years
Office equipment	79,893	192,497	3 – 7 years
Tooling and other equipment	1,448,360	1,393,888	7 – 10 years
Vehicles	0	260,086	3- 5 years
Subtotal	3,855,598	4,173,816
Less land and building impairment	(409,823)	0
Total	3,445,775	4,173,816
Less accumulated depreciation	(1,333,319)	(1,270,296)
Net property, plant and equipment	$2,112,456	$2,903,520

Depreciation expense included as a charge to operations of  $357,452 and $390,894 for the years ended September 30, 2010 and 2009, respectively.

NOTE F - LINE OF CREDIT

At September 30, 2008 the Company had a line of credit with a maximum borrowing limit of $800,000 with Key Bank.  Borrowings under the agreement are collateralized by substantially all the Company's assets. At September 30, 2008, the Company was in default on its line of credit agreement.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE F - LINE OF CREDIT (CONTINUED)

Prior to September, 2009, the Company entered into a financing agreement with Summit Financial Resources L.P. (Summit) for a maximum borrowing of up to $1,000,000 maturing August 31, 2010. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all assets within the consolidation group have been pledged as collateral for the Summit facility.   The financing agreement was extended for one year through August 31, 2011.

Under the arrangement, Summit typically advances to the Company 75% of the total amount of accounts receivable factored. Summit retains 25% of the outstanding factored accounts receivable as a reserve, which it holds until the customer pays the factored invoice to Summit. The cost of funds for the accounts receivable portion of the borrowings with Summit includes: (a) a collateral management fee of 0.65% of the face amount of factored accounts receivable for each period of fifteen days, or portion thereof, that the factored accounts receivable remains outstanding until payment in full is applied and (b) interest charged at the Wall Street Journal prime rate plus 1% divided by 360.  The Summit default rate is the Wall Street Journal prime rate plus 10%. The Company may be obligated to purchase the receivable back from Summit at the end of 90 days.

Under the terms of the recourse provision, the Company is required to repurchase factored receivables if they are not paid in full or are deemed no longer acceptable. Accordingly, the Company has accounted for the financing agreement as a secured borrowing arrangement and not a sale of financial assets.

As of September 30, 2010, the advance balance due to Summit was $209,986.  The interest rate at September 30, 2010 was 4.25%.

NOTE G - NOTES PAYABLE

As of September 30, 2010 and 2009, notes payable consists of the following:

	2010	2009
JCMD Mortgage loan payable in monthly principal installments plus interest. Note secured by first deed of trust on real property and improvements located in Howell, MI. In addtition to the Company the JCMD General Partners personally guarantee the loan. The note is in default. (*)	$669,352	$683,165

JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan is secured by a second deed of trust on real property and improvements located in Howell, MI. In addtition to the Company the JCMD General Partners personally guarantee the loan The note is in default. (*)	538,800	551,850

Mortgage loan payable in monthly principal installments of approximately $5,961 with a fixed interest rate of 6.75% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary. The note is currently in default. (**)	620,595	644,129

Other	35,214	40,548

Total	1,863,961	1,919,692

Less current portion	1,863,961	1,919,692
Long term portion	$-0-	$0

(*) In accordance with the Forbearance Agreement, the secured lender of the JCMD Mortgage Loans increased the interest rate on unpaid balances to bear interest at a floating rate of two and quarter percent (2.25%) in excess of the Bank’s Prime Rate, and upon default shall bear interest at a rate of five and one quarter percent (5.25%) in excess of the Bank’s Prime Rate.  On November 30, 2010, the real estate securing the mortgage loan payable was sold and the first deed of trust was fully retired.  The proceeds from the sale of real estate did not retire the balance of the loan secured by the second deed of trust.  There is a shortfall of approximately $500,000 that will continue to be carried as a liability until such time it is retired.  The sale of real estate for $800,000 was less than the carrying value of $1,210,000, resulted in the Company recording an impairment charge of approximately $410,000 for the year ended September 30, 2010.

(**) In accordance with the mortgage loan agreement, the Company is currently in default of certain loan covenants.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE H - WARRANTY LIABILITY

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with Accounting Standards Codification subtopic 460-10, Guarantees (“ASC 460-10”) as a charge in the current period cost of goods sold. The range for the warranty coverage for the Company's products is up to 18 to 36 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company's determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations.  The warranty reconciliation as of September 30, 2010 and 2009 is as follows:

	2010	2009
Warranty liability, beginning of year	$66,216	$126,983
Expense for the year	110,325	55,535
Amount incurred	(81,542)	(116,302)
Warranty liability, end of year	95,000	66,216

NOTE I – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at September 30, 2010 and 2009:

	2010	2009
Preferred dividends payable	$472,500	$157,500
Consulting fees	112,200	76,600
Interest	163,202	82,075
Payroll and other	135,494	91,659
Total	$883,396	$407,834

NOTE J - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of stock consisting of 100,000,000 shares of common stock and 10,000,000 shares of Preferred stock, both at par value of $.001

The Board of Directors of the Company has the right to establish the pertaining terms of the issuance of shares of preferred stock, such as dividend rates, liquidation preferences, voting rights and conversion options.

Series A Preferred stock

Payment of Dividends: Commencing on the date of issuance of the Series A Preferred Stock, the holders of record of shares of Series A Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefore and as declared by the Board of Directors, dividends at the rate of nine percent (9%) of the stated Liquidation Preference Amount (see below) per share per annum payable quarterly.

In accordance with Accounting Standards Codification subtopic 470-20, Debt, Debt with Conversions and Other Options (“ASC 470-20”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Series A Preferred Stock. The Company allocated a portion of the proceeds equal to the fair value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature to additional paid-in capital and a charge as preferred stock dividend. The fair value of the imbedded beneficial conversion feature was determined using the Black-Scholes Option Pricing Model which approximates the fair value measured using the Binomial Lattice Model with the following assumptions: Dividend yield: $-0-; Volatility: 146.64%, risk free rate: 4.55%.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE J - CAPITAL STOCK (CONTINUED)

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

In June 2008, the FASB finalized ACS 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The Company has determined that it needs to account for these imbedded beneficial conversion feature issued to investors in 2007 for its Series A Convertible Preferred Stock, as derivative liabilities, and apply the provisions of ASC 815.  The instruments have a ratchet provision (that adjusts the exercise price in the event of a subsequent offering of equity at a lower exercise price).  As a result, the ratchet provision has been accounted for as derivative liabilities, in accordance with ASC 815.  ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of  operations.

The fair value of the embedded beneficial conversion features were measured using the Black-Scholes option pricing model which approximates the fair value measured using the Binomial Lattice Model and the following assumptions:

	September 30,	October 1,	Date of
	2010	2009	issuance

Imbedded Beneficial Conversion Feature:
Risk-free rate	0.42%	1.36%	4.55%
Annual rate of dividends	0	0	0
Volatility	336.73%	265.79%	146.64%
Weighted Average life (years)	1.56	2.56	5.0

Fair Value	$1,186,670	$1,971,115	$4,554,000

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company based expected volatility on the historical volatility for its common stock.  The expected life of the embedded beneficial conversion features was based on their full term.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

ASC 815 was implemented in the first quarter of Fiscal 2010 and is reported as the cumulative effect of a change in accounting principles.  At October 1, 2009, the cumulative effect on the embedded beneficial conversion features were recorded as decrease in accumulated deficit by $1,971,115.  As of September 30, 2010, derivative liability associated with the embedded beneficial conversion features, were revalued, the $784,445 decrease in the derivative liability is included as an increase of a gain on change of fair value of derivative liabilities in the Company’s consolidated statement of operations for the year ended September 30, 2010.

Series B Preferred stock

On July 10, 2008, the Company filed a Certificate of Designation creating a $0.001 par value Series B Convertible Preferred stock for 1,200,000 shares.

RANK: The Series B Preferred Stock shall rank pari-passu as to liquidation rights and other matters to the Company's common stock, par value $0.001 per share (the "COMMON STOCK"). The Series B Preferred Stock shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE J - CAPITAL STOCK (CONTINUED)

PAYMENT OF DIVIDENDS. If declared by the Company, dividends on the Series B Preferred Stock shall be on a pro rata basis with the Common Stock and all other equity securities of the Company ranking pari passu with the Common Stock as to the payment of dividends.

VOTING RIGHTS: The holders of Series B Preferred Stock shall have no voting rights with the exception relating to increasing the number of outstanding shares of Series A Preferred or modifying the rights of the Series A Preferred Stock.

LIQUIDATION AMOUNT: In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for Distribution to its stockholders, an amount per share of Series B Preferred Stock equal to the amount distributable with respect to that number of shares of the Common Stock into which one share of the Series B Preferred Stock is then convertible, plus any accrued and unpaid dividends.

CONVERSION: At any time on or after the date of the initial issuance of the Series B Preferred Stock, the holder of any such shares of Series B Preferred Stock may, at such holder's option, elect to convert all or any portion of the shares of Series B Preferred Stock held into a number of fully paid and non-assessable shares of Common Stock for each such share of Series B Preferred Stock equal to the quotient of: (a) the Original Issue Price, plus any accrued and unpaid dividends thereon, divided by (b) the Conversion Price in effect as of the date of the delivery by such holder of its notice of election to convert. The initial Conversion Price is $16.90, subject to change for events such as stock splits.

As of September 30, 2010, the Company has 1,192,308 shares of Series B Preferred Stock outstanding.

Common stock

On October 9, 2009, the Company issued 500,000 shares of common stock in settlement of outstanding accounts payable of $30,000.

On October 9, 2009, the Company issued an aggregate of 80,000 shares of common stock in exchange for services valued at $12,000.  These shares were valued at $0.15 per share which represents the fair value of services received which did not differ materially from the value of the stock issued.

On February 17, 2010, the Company issued an aggregate of 1,520,000 shares of common stock in exchange for services valued at $304,000.  These shares were valued at $0.20 per share which represents the fair value of services received which did not differ materially from the value of the stock issued. Of the 1,520,000 shares, 600,000 shares are expected to be returned to the Company because the agreement for the services that were contemplated when the shares were issued has been cancelled.

On March 10, 2010, the Company issued an aggregate of 1,075,000 shares of common stock in exchange for services valued at $118,250.  These shares were valued at $0.11 per share which represents the fair value of services received which did not differ materially from the value of the stock issued.

On August 13, 2010, the Company issued an aggregate of 5.5 million shares of common stock in exchange for services and retirement of debt valued at $110,000.  These shares were valued at $0.02 per share, which was the trading price on August 13, 2010.

On August 16, 2010, the Company issued 3 million shares of common stock in partial settlement of an intercompany debt with JCMD, the Variable Interest Entity.  This transaction was valued at $.02 per share, the value at which the stock was trading on this date, and resulted in a $60,000 reduction in the payable to JCMD.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE K - STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of September 30, 2010:

			Options Exercisable
		Options Outstanding	Weighted
		Weighted Average	Average
Exercise	Number	Remaining Contractual	Exercise	Number
Price	Outstanding	Life (Years)	Price	Exercisable
$ 0.30	490,000	6.85	$0.30	430,000
$ 0.30	100,000	.86	$0.30	100,000
	590,000	4.00	$0.30	530,000

During the years ended September 30, 2010 and 2009, there were no Employee Stock Options either granted or expired or cancelled.  In addition, as of September 30, 2010, the Company has no remaining unamortized stock compensation costs relating to the 660,000 previously issued Employee Stock Options.
Transactions involving options issued to employees are summarized as follows:

		Weighted Average Exercise
	Weighted Average Number of Options	Price per Share
Outstanding at October 1, 2008	660,000	$.30
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2009	660,000	.30
Granted	-	-
Exercised	-	-
Canceled or expired	70,000	.30
Outstanding, September 30, 2010	590,000	$.30

Non employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non- employees of the Company as of September 30, 2010 and 2009:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.10	1,000,000	3.00	$0.10	1,000,000	$0.10

Transactions involving options issued to non-employees are summarized as follows:

	Weighted Average Number of Options	Weighted Average Excercise Price per Share
Outstanding at October 1, 2008	1,395,000	$0.39
Granted / Exercised	-	-
Canceled or expired	(395,000)	1.13
Outstanding, September 30, 2009	1,000,000	0.10
Granted / Exercised	-	-
Canceled or exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2010	1,000,000	$0.10

There was no intrinsic value of the options as the market value of the stock was $0.06, which is less than the option price.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010

NOTE K STOCK OPTIONS (CONTINUED)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of September 30, 2010 and 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.30	100,000	0.94	$0.30	100,000	$0.30

Transactions involving warrants are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding at October 1, 2008	1,590,000	$0.69
Granted	-	-
Exercised	-	-
Canceled or expired	(1,490,000)	(0.72)
Outstanding, September 30, 2009	100,000	0.30
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2010	100,000	$0.30

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

ASC 810-10 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. Accordingly, the Company adopted FIN No. 46 and consolidated JCMD as a VIE, regardless of the Company not having an equity interest in JCMD.  Since JCMD is owned by two of the principals of MWW, MWW has guaranteed the indebtedness of JCMD for the real estate occupied by MWW, and the two principals of JCMD do not have the ability to repay the loan, the Company, in accordance with ASC 810-10 has consolidated the activities of JCMD into the presented financial statements.

Included in the Company's consolidated balance sheets at September 30, 2010 and 2009 are the following net assets of JCMD:

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010

NOTE L - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (CONTINUED)

	2010	2009
ASSETS (JCMD)
Cash and cash equivalents	$755	$17,616
Accounts receivable, prepaid expenses and other current assets	150,400	19,400
Total current assets	151,155	37,016
Property, plant and equipment, net	800,000	1,241,824
Total assets	951,155	1,278,840

LIABILITIES:
Current portion of long term debt	1,208,152	1,235,015
Accounts payable and accrued liabilities	233,251	82,075
Total current liabilities	1,441,403	1,317090
Long term debt	-	-
Total liabilities	1,441,403	1,317,090
Net assets	$(490,248)	$(38,250)

Consolidated results of operations include the following:

	2010	2009
Revenues	$204,000	$156,527
Cost and expenses - real estate: Operating expenses	83,991	12,494
Depreciation	32,001	32,000
Impairment loss on sale of property, plant and equipment	409,823	-
Interest, net	130,183	174,582
Total costs and expenses	655,998	219,076

Operating (loss) income-Real estate	$(451,998)	$(62,549)

On November 30, 2010, JCMD sold the real estate for $800,000.  This sale required the recognition of an impairment loss of $409,823.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of September 30, 2010:

		Fair Value Measurements at September 30, 2010 using:
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:

Derivative liability	$1,186,670			$1,186,670

The derivative liability is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 2 financial liabilities as of September 30, 2010:

Derivative Liability
Balance, October 1, 2009	$1,971,115
Change in fair value at September 30, 2010	(784,445)

Balance, September 30, 2010	$1,186,670

Level 3 Liabilities comprised of our bifurcated reset provision contained within our Series A stock and the fair value of issued reset provisions.

NOTE N – DISCONTINUED OPERATIONS

On February 25, 2010, the Company discontinued operations of its wholly owned subsidiary; MW Global Limited which owns 100% of the outstanding ownership and economic interest in Modelworxx GmbH.  The financial results of MW Global are presented separately in the consolidated statements of operations as discontinued operations for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities from discontinued operations in the consolidated balance sheets for all prior periods.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010

The assets and liabilities of the discontinued operations as of September 30, 2010 and September 30, 2009 were as follows:

Assets:
	2010	2009
Cash	$-	$943
Accounts receivable	-	107,585
Inventories	-	72,835
Prepaid expenses and other assets	-	3,470
Total current assets	-	184,833
Other assets of discontinued operations	-	178,352
Assets of discontinued operations	$-	$363,185
Liabilities:
Accounts payable	$492,006	$445,621
Line of credit	-	18,608
Liabilities of discontinued operations	$492,006	$464,229

The Results of Operations for the years ended September 30, 2010 and 2009 are as follows:
	2010	2009
Sales	$316,110	$790,852
Cost of sales	266,556	837,615
Gross profit (loss)	49,554	(46,763)

Operating Costs:
Selling, general and administrative	153,543	627,788
Depreciation and amortization	11,639	42,697
Total operating costs	165,182	670,485
Net loss from operations	(115,628)	(717,248)

Other income (expense), net	(289,390)	13,941
Net loss	$(405,018)	$(703,307)

NOTE O - PROVISION FOR INCOME TAXES

The Company files income tax returns for Marketing Worldwide Corporation and its domestic subsidiaries (MWW Automotive, LLC and Colortek, Inc.) with the Internal Revenue Service and with various state jurisdictions, most notable Michigan. As of September 30, 2010, the tax returns for tax years 2007 – current remain open to examination by the Internal Revenue Service and various state authorities.

	2010	2009

Net operating loss carryforward	$2,944,637	$2,038,800
Inventory reserve, expense for books, not on tax return	104,000	(39,200)
Warranty reserve, expense for books, not on tax return	38,000	(8,800)
Book-tax difference in Fixed Asset Depreciation	58,000	0
Sub total	3,144,637	1,990,800
Valuation allowance	(3,144,637)	(1,990,800)

Net tax benefit	$0	$0

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010

NOTE O - PROVISION FOR INCOME TAXES (CONTINUED)

As of September 30, 2010, the Company had approximately $7,361,000 of federal and state net operating losses (“NOL”) available for income tax purposes that may be carried forward to offset future taxable income, if any. The federal carryforwards expire beginning in 2024.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	As of September 30,
	2010	2009
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State statutory rate	(6.0)%	(6.0)%
Change in valuation allowance	49.8%	40.0%
Valuation of imbedded derivative	(16.2)%	0%
Impairment on sale of building	8.4%	0%
Other permanent items	(2.0)%	0%
Effective income tax rate	0%	0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.

A full valuation allowance is being maintained resulting in a net deferred tax asset of zero until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves.  Should the Company become profitable in future periods with supportable trends; the valuation allowance will be reduced accordingly.

NOTE P- ECONOMIC DEPENDENCY

During the years ended September 30, 2010 and 2009, revenues were derived from the following customers:

	Revenue		Accounts Receivable
	2010	2009	2010	2009
Customer A	35.3%	28.4%	35.05%	20.3%
Customer B	24.0%	28.4%	26.71%	22.6%
Customer C	20.4%	17.4%	21.61%	35.3%
Customer D	19.8%	13.3%	13.85%	5.9%

Total	99.5%	87.5%	97.23%	84.1%

During the years ended September 30, 2010 and 2009, purchases were made from the following suppliers:

	Purchases		Accounts Payable
	2010	2009	2010	2009
Supplier 1	13.11%	17.07%	0.26%	8.20%
Supplier 2	12.63%	16.50%	2.50%	16.46%
Supplier 3	12.09%	11.61%	0.00%	0.00%
Supplier 4	12.08%	10.93%	3.00%	8.93%
Supplier 5	10.74%	10.91%	2.85%	13.26%

Total	60.64%	67.02%	8.61%	46.85%

NOTE Q - COMMITMENTS AND CONTINGENCIES

Related party lease obligations and transactions

On March 5, 2004, MWW and MWWLLC entered into five year real property lease, beginning on January 1, 2005, with a related party (JCMD Properties LLC: See Note K) for use of warehouse and general offices located in the city of Howell, Michigan.  The lease was terminated at the time the real estate was sold to an unrelated party on November 30, 2010.  The buyer of the property was known to the sellers, and the buyer’s Chief Financial Officer is the former wife of one of the partners of JCMD.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

On October 19, 2010, the Company was served a Complaint from one of its suppliers that a loan in the amount of $217,000 was due and payable.  The Company has recorded $195,000 in their accounts as of September 30, 2010 and expects to continue negotiations to settle this outside the legal system.

Contingencies

The Company previously issued 800,000 shares of its common stock to Big Apple in exchange for investment advisory services. Subsequent to the issuance of these shares the Company cancelled the agreement with Big Apple in accordance with the terms of the agreement. The Company does not believe the 800,000 shares of stock will be returned as a result of the termination of the contact, nor do they believe there will be any additional liability to the Company on a going forward basis.

NOTE R - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of the financial statements were issued. All appropriate subsequent event disclosures, if any have been made in notes to our Consolidated Financial Statements.

The Variable Interest Entity owned by JCMD and included in these consolidated financial statements sold the only asset it owned, which was real estate that was under a lease with the Company, for $800,000 on November 30, 2010.  This sale resulted in a net loss of approximately $400,000 and left a remaining liability to the Small Business Administration of approximately $500,000 which is guaranteed by the Company.  This sale was treated as an impairment loss in the September 30, 2010 financial statements.

The Company entered into a three (3) year lease with the buyer of the property described above.  The general terms of the lease calls for monthly payments beginning December 1, 2010 of $6,666.67 for the first year($80,000 annually); $7,083.34 per month for the second year($85,000 annually); $7,416.67 per month($89,000 annually) for the third, or final, year of the lease, or an aggregate of $254,000.  The Company is responsible for all property taxes, maintenance and utilities associated with the property.

On January 11, 2011, the Board of Directors of the Company authorized the following issuances of common stock (Based on registered prices):

93,750 shares at $0.08 per share (valued at $7,500) to Aegis Capital Corp for investment banking services.

365,853 shares at $0.0205 per share (valued at $7,500) to Aegis Capital Corp for investment banking services.

94,505 shares at $0.02 per share (valued at $1,890) to Southridge Partners, II, LP for investment banking services.

5,137,500 shares at various prices per share (valued at $472,500) to Vision Capital in lieu of cash dividends, which were accrued as of September 30, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

During the fiscal year ending September 30, 2010 the Company changed accounting firms to Marcum, LLP.  There were no disagreements in accounting principles or other relevant issues. The Company merely decided it was time to have a new firm audit the financial statements.

ITEM 9A. CONTROLS AND PROCEDURES.

Not applicable

ITEM 9A (T)

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2010, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, Chief Executive Officer and Chief Financial Officer has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Michael Winzkowski, age 59 is the sole director of MWW. At present, MWW's directors serve without compensation for acting as directors and do not receive any special compensation for committee participation or special assignments.

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

In August 1997, Mr. Winzkowski (age 59) became Director of the Inalfa Industries Global Aftermarket Operations, CEO of North America and a member of the Board of Directors. In September 2000, Mr. Winzkowski left his position with Inalfa to serve as the President of Marketing Worldwide. Mr. Winzkowski has served as Chief Executive Officer, President, Secretary and Director of MWW Corporation since October 2003. Mr. Winzkowski holds a degree in chemical Bio-Engineering and in addition studied Business, Marketing and Accounting Administration.

He is an accomplished commercial pilot with close to 10,000 Hrs. of flight experience, holding European and US Commercial, Air Transport Pilot and Instrument pilot certificates and a variety of Turboprop and Business Jet type ratings along with his single and multi-engine ratings. Mr. Winzkowski is a member and manager of JCMD Properties LLC. MWW moved into a new facility in Howell, Michigan as its principal business location, which was built to suit MWW's requirements by JCMD Properties LLC under a long term lease agreement. (See Certain Relationships and Related Transactions). JCMD LLC was formed in the state of Michigan on December 31, 2003 as a property development and management company.

DIRECTORS, EXECUTIVE OFFICERS

Mr. Winzkowski and Mr. Marvin have been the members and managers of JCMD Properties LLC since its formation.

In August 1997 Mr. Marvin (age 55) became the COO and a member of the Board of Directors of the North American Aftermarket entity of Inalfa Industries. In November 2000, Mr. Marvin became the Managing Director of Operations and co-owner of Marketing Worldwide. Since October 2003, James C. Marvin has served as Chief Operating Officer, Chief Financial Officer and Director of MWW Corporation. Mr. Marvin attended Lake Superior and Cleary Universities majoring in Business and obtained degrees in Business Accounting and Business Administration. Mr. Marvin is a member and manager of JCMD Properties LLC. MWW moved into a new facility in Howell, Michigan as its principal business location, which was built to suit MWW's requirements by JCMD Properties LLC under a long term lease agreement. (See Certain Relationships and Related Transactions) JCMD LLC was formed in the state of Michigan on December 31, 2003 as a property development and management company. Mr. Winzkowski and Mr. Marvin have been the members and managers of JCMD LLC since its formation. Effective October, 2009, During fiscal year ending September 30, 2010, Mr. Marvin resigned from MWW and no longer holds any management roles within the Company.

On July 20, 2010, Marketing Worldwide Corporation appointed Charles Pinkerton as the Company’s Chief Executive Officer.  Mr. Pinkerton is 57 years old and has over 35 years’ experience working with Fortune 500 Corporations within the automotive, petroleum, retail and construction arenas. Within these companies, Mr. Pinkerton has held the positions as Vice President Sales & Marketing, Director of Business Development and Director of Operations and has established relationships with companies such as BP, Amoco, Citgo and others.  From 1998 to 2001, in his position as Executive Vice President of Kux Manufacturing, Inc., a supplier of automotive products for the US market, he has established longstanding relationships with companies such as Honda, Nissan, GM, Toyota, Ford and Mazda among others. From 2001 until joining MWW, he served as President and CEO of Kux Architectural Products and as Director of Business for Engineered Tax Services.

On October 10, 2009, Marketing Worldwide Corporation (the “Company”) appointed James E. Davis as the Company’s Chief Financial Officer. Mr. Davis replaced James Marvin, the Company’s former Chief Financial Officer. James Davis, 55, brings 30 years of experience in different positions in the financial and automotive sectors, including public accounting as Audit Manager at Coopers & Lybrand. In this capacity he audited middle market companies’ financial reporting and assisted in taking privately owned companies public. From 1999 through 2008, Mr. Davis was the Chief Financial Officer for the Epoch Restaurant Group and Wisne Holdings.  The Epoch Restaurant Group owned and operated six restaurants and a full service catering company. Wisne Holdings was a real estate and investment entity specializing in a multitude of investments for profit.  The Wisne Family created Wisne Holdings after selling Progressive Tool & Industry Company, a tier 1 automotive supplier, where Mr. Davis was the financial controller following his engagement with Coopers & Lybrand. As Controller for Progressive Tool & Industry Company, Mr. Davis was responsible for new business development, banking and investor relations and financial planning and reporting. From January 2008 through August 2009, Mr. Davis focused on troubled companies and participated in restructuring and turnaround efforts through CFO Associates, LLC.

Rainer Poertner, Executive Vice President, has served as a consultant to the Company since its inception. Mr. Poertner has a 23-year record of accomplishments in founding, leading and consulting with private and publicly traded companies in the USA and Europe. As founder, CEO, Chairman and majority shareholder of two publicly traded companies; he was responsible for managing the companies' financial, technical and business development and secured funding for acquisitions and corporate working capital purposes through a network of private investors and US and overseas investment banking firms.

Section 16(a) Beneficial Ownership Reporting Compliance

MWW is not aware of any reporting person that failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

MWW does not have a code of ethics but intends to implement a code of ethics in 2011.

ITEM 11. EXECUTIVE COMPENSATION.

The Summary Compensation Table below identifies the compensation to the officers of MWW.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Non-
Name						Nonequity	qualified
and						incentive	deferred	All
Principal				Stock	Option	plan	compensation	other
Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	compensation($)	earnings($)	compensation($)	Total ($)

Michael	2010	0	0	10,000	0	0	0	0	10,000
Winzkowski	2009	70,000	0	0	0	0	0	0	70,000
President and Chairman of the Board	2008	130,000	0	0	0	0	0	0	130,000

Charles Pinkerton CEO	2010 2009 2008	5,000 0 0							5,000 0 0

James Davis CFO	2010 2009 2008	100,000 5,500 0		16,000 0 0					116,000 5,500 0

James Marvin	2010	0	0	0	0	0	0	0	0
COO	2009	97,000	0	0	0	0	0	0	97,000
	2008	130,000	0	0	0	0	0	0	130,000

MWW did not make any option or SAR grants in its last fiscal year and has not adopted a long term incentive compensation plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock and preferred stock as of September 30, 2010, by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; o each of our officers and directors; and o all our officers and directors as a group.

Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

 Security Ownership of Certain Beneficial Owners and Management

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Class**	Percent

$.001 par value common stock	Michael Winzkowski PO Box 2462, Palm Harbor, FL 34682-2462 Mgmt.	4,914,800 shares (a) (direct)	14%

$.001 par value common stock	James C. Marvin 4772 Schafer Road	2,032,400 shares (b) (direct)	6%

$.001 par value common stock	Pinckney, MI 48169 Mgmt.	200,000 Options (direct)

$.001 par value Common stock	Vision Opportunity Master Fund Ltd. 20th West 55th New York, NY 10019	3,087,478 shares (c)	27%

$.001 par value Common stock	Bonnie A. Hollister 366 Harvard St. Howell, MI 48843	2,032,400 shares	6%

$.001 par value common stock	Wendover Investments Limited* 5th Floor, Zephyr House,	4,000 shares (direct)	.04%

$.001 par value common stock underlying stock options	Mary Street, Grand Cayman, Cayman Islands BWI

$.001 par value common stock	JCMD, real estate partnership that owns the Howell real estate, and is owned by Michael Winzkowski and James Marvin	3,000,000 shares	9%

$.001 par value common stock	Rainer Poertner 730 Oxford Avenue	1,732,309 shares (direct)	8%

$.001 par value common stock underlying stock option	Marina del Rey, CA 90292 Mgmt.	400,000 options (direct)

$.001 par value common stock	All directors and officers as a group (2) individuals)	5,454,800	16%

Series A Convertible Preferred Stock	Vision Opportunity Master Fund, Ltd.(c) 20 West 55th Street, 5th Floor New York, NY 10019	3,500,000	100%

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

** Percentages are based upon the amount of outstanding securities at September 30, 2010, of 29,510,091 shares, plus for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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
On March 5, 2004, MWW and MWWLLC entered into a five year real property lease, beginning on January 1, 2005 with a related party (JCMD Properties LLC See Note K) for use of warehouse and general offices located in the city of Howell, Michigan.  The lease was terminated at the time the real estate was sold to an unrelated party on November 30, 2010.  The buyer of the property was known to the sellers and the buyer’s Chief Financial Officer is the former wife of one of the partners of JCMD.

MWW does not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2010 and 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		September 30,	September 30,
		2010	2009
(i)	Audit Fees	$143,739	$160,393
(ii)	Audit Related Fees	—	-
(iii)	Tax Fees	-	7,500
(v)	All Other Fees	—	—
Total fees		$143,739	$167,893

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are provided by Marcum, LLP for the June 30, 2010 quarter and September 31, 2010 year end.  Prior to that, RBSM LLP provided such services in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of MWW's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2010 or 2009.

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

MARKETING WORLDWIDE CORPORATION

BY:	/s/ Charles Pinkerton
NAME: Charles Pinkerton
TITLE: CHIEF EXECUTIVE OFFICER
Date: January 19, 2011

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ Charles Pinkerton
NAME: Charles Pinkerton
TITLE: CHIEF EXECUTIVE OFFICER,
SECRETARY AND DIRECTOR
Date: January 19, 2011

BY:	/s/ James E. Davis
NAME: James E. Davis
TITLE: CHIEF FINANCIAL OFFICER
Date: January 19, 2011