Form 10-Q
period 2010-12-31
MARKETING WORLDWIDE CORP
filed 2011-02-16
CIK 1278363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, February 11, 2011:  37,202,199

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter ended December 31, 2010

Table of Contents

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,056	$3,847
Accounts receivable, net	183,069	315,919
Inventories, net	148,122	144,400
Other current assets	-	9,328
Total current assets	364,247	473,494

Property, plant and equipment, net	1,249,423	2,112,457

Other assets:
Capitalized finance costs, net	172,112	205,457
Other assets, net	-	19,400
Total other assets	172,112	224,857

Total assets	$1,785,782	$2,810,808

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Finance Company line of credit	$106,583	$209,986
Notes payable, current portion	1,124,660	1,863,961
Accounts payable	1,286,621	1,302,177
Warranty liability	95,000	95,000
Other current liabilities	999,505	883,396
Current liabilities of discontinued operations	492,006	492,006
Total current liabilities	4,104,375	4,846,526

Long term debt:
Derivative liability	414,343	1,186,670

Total liabilities	4,518,718	6,033,196

Commitments and contingencies

Temporary equity:
Series A convertible preferred stock, $0.001 par value; 3,500,000 shares issued and outstanding	3,499,950	3,499,950

Permanent equity:
Stockholders' Deficiency
Series B convertible preferred stock, $0.001 par value, 10,000,000 authorized; 1,192,308 shares issued and outstanding as of December 31, 2010 and September 30, 2010	1,192	1,192
Common stock, $0.001 par value, 100,000,000 shares authorized; 31,510,591 and 29,510,091 shares issued and outstanding as of December 31, 2010 and September 30, 2010, respectively	31,510	29,510
Additional paid in capital	8,284,859	8,244,894
Deficit	(13,945,974)	(14,358,814)
Accumulated other comprehensive loss	(148,873)	(148,873)
Total Marketing Worldwide Corporation stockholders' deficiency	(5,777,286)	(6,232,090)
Non controlling interest	(455,600)	(490,248)
Total stockholders' deficiency	(6,232,886)	(6,722,338)

Total Liabilities and Stockholders' Deficiency	$1,785,782	$2,810,808

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended December 31,
	2010	2009
Revenue	$594,509	$1,192,166

Cost of goods sold	450,485	830,418

Gross profit	144,024	361,748

Operating expenses:
Selling, general and administrative expenses	327,226	773,395

Loss from operations	(183,202)	(411,647)

Gain (loss) on change in fair value of derivative liability	772,327	(3,660,957)
Financing expenses	(70,808)	(114,558)
Loss on disposal of assets	-	(7,567)
Other income (expense), net	7,921	17,754

Income (Loss) from continuing operations	526,238	(4,176,975)

Loss from discontinued operations	-	(112,138)

Net Income (Loss)	526,238	(4,289,113)

Income attributable to Non-controlling interest	34,648	19,460

Income (loss) attributable to Company	491,590	(4,308,573)

Preferred stock dividend	(78,750)	(78,750)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$412,840	$(4,387,323)

Income (loss) per common share, basic and diluted:
Continuing operations	$0.01	$(0.23)
Discontinued operations	-	$(0.01)
Total	$0.01	$(0.24)

Weighted average common stock outstanding
Basic and diluted	31,205,743	18,358,352

Comprehensive loss:
Net income (loss)	$526,238	$(4,289,113)
Foreign currency translation, income	-	27,456

Comprehensive income (loss) attributable to the Company	526,238	(4,210,657)
Comprehensive income attributable to non controlling interest	(34,648)	(19,460)
Comprehensive income ( loss) attributable to Marketing Worldwide Corporation	$491,590	$(4,230,117)

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 30, 2010 AND 2009
(unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to continuing operations	$526,238	$(4,176,975)
Loss from discontinued operations	-	(112,138)
Net income (loss)	526,238	(4,289,113)
Adjustments to reconcile net income (loss) to cash (provided by) operations:
Depreciation and amortization	65,868	85,827
Amortization of deferred financing costs	33,345	33,345
Loss on disposal of assets, net		7,567
Change in fair value of derivative liability	(772,327)	3,660,957
Fair value of vested employee options	1,965	1,965
Common stock issued for services rendered	40,000	12,000
Interest in non controlling entity	-	(38,250)
(Increase) decrease in:
Accounts receivable	132,850	243,305
Inventory	(3,722)	55,061
Other current assets	9,328	(255)
Other assets	19,400	-
Increase (decrease) in:
Accounts payable	45,141	371,954
Other current liabilities	37,359	(49,374)
Cash provided by continuing operating activities	135,445	94,989
Cash provided discontinued operating operations	-	139,416
Net cash provided by operating activities:	135,445	234,405

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment, continuing operations	(2,834)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of lines of credit	(103,403)	(110,763)
Repayments of notes payable and capital leases	-	(24,827)
Cash used in continuing financing activities	(103,403)	(135,590)
Cash used in discontinued financing activities	-	(18,608)
Net cash used in financing activities	(103,403)	(154,198)

Effect of currency rate change on cash:	-	27,456

Net increase in cash and cash equivalents	29,209	107,663
Cash and cash equivalents, beginning of period	3,847	114,482

Cash and cash equivalents, end of period	33,056	$222,145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$70,808	$87,173

NON-CASH TRANSACTIONS:
Common stock issued in settlement of debt	$-	$78,950
Settlement of debt via sale of property	$739,301	-
Accounts payable settled via sale of property	$60,699	-
Dividends declared	$78,750	$78,750

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Marketing Worldwide Corporation (the "Company"), was incorporated under the laws of the State of Delaware in July 2003. The Company is engaged in North America through its wholly-owned subsidiaries, Marketing Worldwide LLC ("MWW"), and Colortek, Inc. (“CT”) in the design, manufacturing, painting and distribution of automotive accessories for motor vehicles in the automotive aftermarket industry and provides design services for large automobile manufacturers.  The Company has a wholly owned subsidiary in Germany, Modelworxx, GmbH, which, in February, 2010, filed insolvency in the German courts.  The Company has reclassified fiscal year ended September 30, 2009 to reflect this as discontinued operations.

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

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended December 31, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2010 financial statements and footnotes thereto included in the Company's SEC Form 10-K. The Company has evaluated and included subsequent events through the filing date of this Form 10-Q.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and Variable Interest Entity (“VIE”). All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Such shares consist of the following at December 31, 2010 and 2009:

	2010	2009

Convertible debt	312,500	-
Conversion of Series A preferred stock	22,616,981	20,588,235
Warrants	100,000	100,000
Options	1,590,000	1,660,000
Totals	24,619,481	22,348,235

Foreign currency

The functional currency of the Company is the U. S. dollar. When a transaction is executed in a foreign currency, it is re-measured into U. S. dollars based on appropriate rates of exchange in effect at the time of the transaction. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate. The related translation adjustments which were not material during the three months ending December 31, 2010 are included in other comprehensive income. The resulting foreign currency transactions gains (losses), which were not material, are included in selling, general and administration expenses in the accompanying consolidated statements of operations.

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

Accounting for variable interest entities

Accounting Standards Codification subtopic 810-10, Consolidation (“ASC 810-10”) discusses certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. ASC 810-10 requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity's expected residual returns, or both.

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

The Variable Interest Entity included in these consolidated financial statements sold the only asset it owned, which was real estate subject to a lease with the Company, for $800,000 on November 30, 2010.  This sale resulted in a  loss of approximately $400,000 and left a remaining liability to the Small Business Administration of approximately $500,000 which is guaranteed by the Company.  This loss was recorded as an impairment loss in the September 30, 2010 financial statements.

Deferred financing costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized to financing expenses over the term of the related debt using the interest rate method. The amortization for the three month periods ended December 31, 2010 and 2009 was approximately $33,345 in each of the periods .

Recent accounting pronouncements

In December 2010, ASU Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. ASU Update no. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-20 is not expected to have a material effect on our financial statements.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of allowances for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company did not have a significant impact on its financial statements with the adoption of ASU 2010-20.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE C - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the three month period ended December 31, 2010, the Company incurred an operating loss of approximately $183,000.

The Company has incurred substantial recurring losses.  The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company has available cash of approximately $33,000 at December 31, 2010, although during the three months ended December 31, 2010, the Company’s operating activities generated cash of approximately $75,000.  The Company’s working capital deficiency was approximately $3,740,000 and $4,373,000 as of December 31, 2010 and September 30, 2010, respectively.  The Company’s accumulated deficit was approximately $13,900,000 and $14,400,000 as of December 31, 2010 and September 30, 2010, respectively.  In addition, the Company has a stockholders’ deficit of approximately $6,200,000 at December 31, 2010.  The Company has pledged all of its assets to Summit Financial Resources (Summit) as security for the Summit loan agreement.

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

CT is a Class A Original Equipment painting facility and operates in a 46,000 square foot owned building in Baroda, which is in South Western Michigan. We invested approximately $2 million into this paint facility and expect the majority of our future growth to come from this business.  We have restructured the management of this subsidiary and have successfully gained more business opportunities than ever before.  CT is aggressively beginning to diversify to non-automotive paint applications (household goods and construction equipment) which we believe will help stabilize the Company going forward.  CT currently has submitted quotes for new business opportunities aggregating approximately $7 million in revenue.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – INVENTORIES

Inventories

The inventories at December 31, 2010 and September 30, 2010 are as follows:

	December 31, 2010	September 30, 2010

Work in process	$77,278	$65,866
Finished goods	70,844	78,534
Totals	$148,122	$144,400

NOTE E - COMMITMENTS AND CONTINGENCIES

Related party lease obligations and transactions

On March 5, 2004, MWW and MWWLLC entered into a five year real property lease, beginning on January 1, 2005, with a related party (JCMD Properties LLC: See Note K) for use of warehouse and general offices located in the city of Howell, Michigan.  The lease was terminated at the time the real estate was sold to an unrelated party on November 30, 2010.  The buyer of the property was known to the sellers, and the buyer’s Chief Financial Officer is the former wife of one of the partners of JCMD.

The Company entered into a three (3) year lease with the buyer of the property described above.  The general terms of the lease calls for monthly payments beginning December 1, 2010 of $6,667 for the first year($80,000 annually); $7,083 per month for the second year ($85,000 annually); $7,417 per month($89,000 annually) for the third, or final, year of the lease, or an aggregate of $254,000.  The Company is responsible for all property taxes, maintenance and utilities associated with the property.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - COMMITMENTS AND CONTINGENCIES (continued)

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

 NOTE F - LINE OF CREDIT

In August, 2009, the Company entered into a financing agreement with Summit Financial Resources L.P. (Summit) for a maximum borrowing of up to $1,000,000 maturing August 31, 2010. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all assets within the consolidation group have been pledged as collateral for the Summit facility.   The financing agreement was extended for one year through August 31, 2011.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - LINE OF CREDIT (continued)

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

As of December 31, 2010, the advance balance due to Summit was $106,583  The interest rate at December 31, 2010 was 4.25%.

NOTE G - NOTES PAYABLE

At December 31, 2010 and September 30, 2010, notes payable consists of the following:

	December 31, 2010	September 30, 2010
JCMD Mortgage loan payable in monthly principal installments plus interest. Note secured by first deed of trust on real property and improvements located in Howell, MI. In addition to the Company the JCMD General Partners personally guarantee the loan.	$-	$669,352

JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan was secured by a second deed of trust on real property and improvements located in Howell, MI. In addition to the Company the JCMD General Partners personally guarantee the loan The note is in default. (*)	489,755	538,800

Mortgage loan payable in monthly principal installments of approximately $5,961 with a fixed interest rate of 6.75% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary. The note is currently in default. (**)	608,621	620,595

Other	26,284	35,214

Total	1,124,660	1,863,961

Less current portion	1,124,660	1,863,961
Long term portion	$-0-	$0

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - NOTES PAYABLE (continued)

(*) In accordance with the Forbearance Agreement, the secured lender of the JCMD Mortgage Loans increased the interest rate on unpaid balances to bear interest at a floating rate of two and quarter percent (2.25%) in excess of the Bank’s Prime Rate, and upon default shall bear interest at a rate of five and one quarter percent (5.25%) in excess of the Bank’s Prime Rate.  On November 30, 2010, the real estate securing the mortgage loan payable was sold and the first deed of trust was fully retired.  The proceeds from the sale of real estate did not retire the balance of the loan secured by the second deed of trust.  There is a shortfall of approximately $490,000 that will continue to be carried as a liability until such time it is retired.  The sale of real estate for $800,000 was less than the carrying value of $1,210,000, resulted in the Company recording an impairment charge of approximately $410,000 for the year ended September 30, 2010.

(**) In accordance with the mortgage loan agreement, the Company is currently in default of certain loan covenants.

NOTE H – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at December 31, 2010 and September 30, 2010:

	December 31, 2010	September 30, 2010
Preferred dividends payable	$551,250	$472,500
Consulting fees	125,700	112,200
Interest	159,277	163,202
Payroll and other	163,278	135,494
Totals	$999,505	$883,396

NOTE I - CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of stock consisting of 100,000,000 shares of common stock and 10,000,000 shares of Preferred stock, both at par value of $.001

The Board of Directors of the Company has the right to establish the pertaining terms of the issuance of shares of preferred stock, such as dividend rates, liquidation preferences, voting rights and conversion options .

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model which approximates the fair value measured using the Binomial Lattice Model and the following assumptions:

	December 31,	September 30,	Date of
	2010	2010	issuance

Imbedded Conversion Feature:
Risk-free rate	0.42%	0.42%	4.55%
Annual rate of dividends	0	0	0
Volatility	372.13%	336.73%	146.64%
Weighted Average life (years)	1.31	1.56	5.0

Fair Value	$414,343	$1,186,670	$4,554,000

 The risk-free interest rate was based on rates established by the Federal Reserve.  The Company based expected volatility on the historical volatility for its common stock.  The expected life of the embedded conversion features was based on their full term.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

ASC 815 was implemented in the first quarter of Fiscal 2010 and is reported as the cumulative effect of a change in accounting principles.  At October 1, 2009, the cumulative effect on the embedded conversion feature was recorded as decrease in accumulated deficit of $1,971,115.  As of December 31, 2010, derivative liability associated with the embedded conversion features, was revalued, the $772,327 decrease in the derivative liability is included as an increase of a gain on change of fair value of derivative liabilities in the Company’s consolidated statement of operations for the three month period ended December 31, 2010.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - CAPITAL STOCK (continued)

Series B Preferred stock

As of December 31, 2010, the Company has 1,192,308 shares of Series B Preferred Stock outstanding.

Common stock

On October 25, 2010, the Company issued 2,000,000 shares of common stock in exchange for services valued at $40,000.  These shares were valued at $0.02 per share, which was the trading price on October 25, 2010.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - STOCK OPTIONS

Employee Stock Options

The Company granted no employee options during the three month period ended December 31, 2010. The Company recorded the fair value of the vested portion of issued employee options of $1,965 for the three month periods ended December 31, 2010 and 2009, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of December 31, 2010:

			Options Exercisable
		Options Outstanding	Weighted
		Weighted Average	Average
Exercise	Number	Remaining Contractual	Exercise	Number
Price	Outstanding	Life (Years)	Price	Exercisable
$0.30	490,000	6.65	$0.30	490,000
$0.30	100,000	.67	$0.30	100,000
	590,000	3.66	$0.30	590,000

During the three month period ended December 31, 2010 and 2009, there were no Employee Stock Options either granted or expired or cancelled.  In addition, as of December 31, 2010, the Company has no remaining unamortized stock compensation costs relating to the 590,000 previously issued Employee Stock Options.

Transactions involving options issued to employees are summarized as follows:

		Weighted Average Exercise
	Weighted Average Number of Options	Price per Share
Outstanding, September 30, 2010	590,000	$.30
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, December 31, 2010	590,000.30

Non employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non- employees of the Company as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.10	1,000,000	.00	$0.10	1,000,000	$0.10

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - STOCK OPTIONS (continued)

Transactions involving options issued to non-employees are summarized as follows:
	Weighted Average Number of Options	Weighted Average Excercise Price per Share
Outstanding, September 30, 2010	1,000,000	$0.10
Granted / Exercised	-	-
Canceled or expired	-	-
Outstanding, December 31, 2010	1,000,000	$0.10

There was no intrinsic value of the options as the market value of the stock was $0.02, which is less than the option price.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.30	100,000	0.75	$0.30	100,000	$0.30

Transactions involving warrants are summarized as follows:
	Weighted Average Number of Shares	Price per Share
Outstanding, September 30, 2010	100,000	0.30
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, December 31, 2010	100,000	$0.30

NOTE K - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On June 6, 2005 and August 8, 2005, JCMD Properties LLC, an entity controlled by the Company's former Chief Executive and Chief Operating officers respectively ("JCMD"), entered into a Secured Loan Agreement with a financial institution, in connection with the financing of real property and improvements ("property"). This agreement is guaranteed by the Company.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (continued)

The property was leased to the Company under a long term operating lease beginning on January 1, 2005. Under the loan agreements, JCMD is obligated to make periodic payments of principal repayments and interest. The Company has no equity interest in JCMD or the property.

Based on the terms of the lending agreement, the Company determined that JCMD was a variable interest entity ("VIE") and the Company was the primary beneficiary under ASC 810-10 since JCMD did not have sufficient equity at risk for the entity to finance its activities.

ASC 810-10 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. Accordingly, the Company adopted FIN No. 46 and consolidated JCMD as a VIE, regardless of the Company not having an equity interest in JCMD.  Since JCMD is owned by two of the former principals of MWW, MWW has guaranteed the indebtedness of JCMD for the real estate occupied by MWW, and the two principals of JCMD do not have the ability to repay the loan, the Company, in accordance with ASC 810-10 has consolidated the activities of JCMD into the presented financial statements.

Included in the Company's consolidated balance sheets at December 31, 2010 and September 30, 2010 are the following net assets of JCMD:

	December 31, 2010	September 30, 2010
ASSETS (JCMD)
Cash and cash equivalents	$-	$755
Accounts receivable, prepaid expenses and other current assets	193,433	150,400
Total current assets	193,433	151,155
Property, plant and equipment, net	-	800,000
Total assets	193,433	951,155

LIABILITIES:
Current portion of long term debt	489,755	1,208,152
Accounts payable and accrued liabilities	159,277	233,251
Total current liabilities	649,032	1,441,403
Total liabilities	649,032	1,441,403
Net assets	$(455,599)	$(490,248)

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (continued)

Consolidated results of operations include the following for the three months ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Revenues	$34,000	$51,000
Cost and expenses - real estate: Operating expenses, net	9,766	2,763
Depreciation	-	8,000
Interest, net	(10,414	20,777
Total costs and expenses	(648)	31,540

Operating income-Real estate	$34,649	$19,460

The Variable Interest Entity owned by JCMD and included in these consolidated financial statements sold the only asset it owned, which was real estate that was under a lease with the Company, for $800,000 on November 30, 2010.  This sale resulted in a net loss of approximately $400,000 and left a remaining liability to the Small Business Administration of approximately $500,000 which is guaranteed by the Company.  This loss was recorded as an impairment loss in the September 30, 2010 financial statements.

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS(continued)

determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2010:

		Fair Value Measurements at December 31, 2010 using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:

Derivative liability	$414,343			$414,343

The derivative liability is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and is classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2010:

Derivative Liability
Balance, October 1, 2010	$1,186,670
Change in fair value at December 31, 2010	(772,327)

Balance, December 31, 2010	$414,343

Level 3 Liabilities comprised of our bifurcated reset provision contained within our Series A stock and the fair value of issued reset provisions.

NOTE M – DISCONTINUED OPERATIONS

On February 25, 2010, the Company discontinued operations of its wholly owned subsidiary; MW Global Limited which owns 100% of the outstanding ownership and economic interest in Modelworxx GmbH.  The financial results of MW Global are presented separately in the unaudited condensed consolidated statements of operations as discontinued operations for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities from discontinued operations in the consolidated balance sheets for all prior periods.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – DISCONTINUED OPERATIONS (continued)

The assets and liabilities of the discontinued operations as of December 31, 2010 and September 30, 2010 were as follows:

Assets:

	December 31, 2010	September 30, 2010
Cash	$-	$-
Accounts receivable	-	-
Inventories	-	-
Prepaid expenses and other assets	-	-
Total current assets	-	-
Other assets of discontinued operations	-	-
Assets of discontinued operations	$-	$-
Liabilities:
Accounts payable	$492,006	$492,006
Line of credit	-	-
Liabilities of discontinued operations	$492,006	$492,006

The Results of Operations for the three month periods ended December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009
Sales		$-	$316,110
Cost of sales		-	266,556
Gross profit (loss)		-	49,554

Operating Costs:
Selling, general and administrative		-	153,543
Depreciation and amortization		-	11,639
Total operating costs		-	165,182
Net loss from operations		-	(115,628)

Other income (expense), net		-	4,126
Net loss	$		$(112,138)

NOTE N - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued. All appropriate subsequent event disclosures, if any have been made in notes to our Consolidated Financial Statements.

On January 11, 2011, the Board of Directors of the Company authorized the following issuances of common stock .

93,750 shares at $0.08 per share (valued at $7,500) to Aegis Capital Corp for investment banking services.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - SUBSEQUENT EVENTS (continued)

365,853 shares at $0.0205 per share (valued at $7,500) to Aegis Capital Corp for investment banking services.

94,505 shares at $0.02 per share (valued at $1,890) to Southridge Partners, II, LP for investment banking services.

5,137,500 shares at various prices per share (valued at $472,500, or $0.092 per share) to Vision Capital in lieu of cash dividends, which were accrued as of September 30, 2010.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In previous reporting periods, the Company had a 100% German subsidiary, Modelworxx, GmbH (“MWX”).  As the direct result from the world-wide economic recession, MWX was forced to file insolvency in the German legal system.  This filing was done in February, 2010 and MWWC has not been provided any final determination from the German courts.  The Company reported this transaction as discontinued operations in the reported unaudited condensed consolidated financial statements.

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

MWW's business model empowers its customers to make the selection of various accessories (sold by MWW) later in the production cycle, thus improving time to market for their automobiles and faster reaction to the dynamically changing demand of its customers. The principal MWW products sold during the last two fiscal years include Automotive Body Components such as:

* Rear Deck Spoilers
* Running Boards
* Body Side Moldings
* Stainless Steel Exhaust Systems
* Side skirts or front ends
* Carbon Fiber Seat Heater Systems
* Lights and Fixtures

Several of the vehicles MWW currently provides accessories to are changing models this year and will provide additional growth opportunities.  MWW is also negotiating to provide fulfillment activities for new customers, meaning MWW will receive, store and ship products that are designed and manufactured by other unrelated companies.

Colortek, Inc. (“CT”)

CT is a Class A Original Equipment painting facility and operates in a 46,000 square foot owned building in Baroda, which is in South Western Michigan. We invested approximately $2 million into this paint facility and expect the majority of our future growth to come from this business.  We have restructured the management of this subsidiary and have successfully gained more business opportunities than ever before.  CT is aggressively beginning to diversify to non-automotive paint applications (household goods and construction equipment) which we believe will help stabilize the Company going forward.  CT currently has submitted quotes for new business opportunities aggregating approximately $7 million in revenue.

RECENT DEVELOPMENTS

In August, 2009, the Company entered into a loan agreement with Summit Financial to borrow up to $1,000,000. MWW pledged all of its inventory, equipment, accounts receivable, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan. The financing arrangement expires on August 31, 2011, unless extended by both parties.

Effective February, 2010, the Company’s German subsidiary, ModelWorxx GmbH filed insolvency.  The Company has not received final resolution of this matter from the German courts.  The net liabilities of the 100 % owned subsidiary are included in the reported consolidated financial statements of the Company.  The income and expense accounts of ModelWorxx have been reclassified and its operations have been treated as a loss from discontinued operations in these unaudited condensed consolidated financial statements.

As part of the continued restructuring of the Company, the Board hired a new Chief Executive Officer, Charles Pinkerton, to further and accelerate the turnaround efforts.  To date, the Company has reduced labor by 40% and occupancy cost by 50%.  Under the new leadership of Mr. Pinkerton, the Company has increased new revenue opportunities.

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

Colortek, Inc. is currently negotiating to provide painting services to the household goods and construction industry, along with the expansion into the domestic automakers offerings.  Colortek satisfies a niche market where low volume painting of Class A quality is necessary. Though its strategic alliances, Colortek has currently quoted approximately $7 million of new business.

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

 LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the three months ended December 31, 2010, we provided $135,445 of cash flow in operations, which was primarily the result of an intense collection effort of accounts receivables.

INVESTING ACTIVITIES. During the three months ended December 31 2010, net cash use from investing activities was $2,834 for the purchase of equipment.

FINANCING ACTIVITIES. During the three months ended December 31, 2010, net cash flow used in financing activities amounted to $103,403. The net cash flow from our operating activities and the sale of the property was used primarily to pay down our line of credity.

MWW expects its regular capital expenditures to be approximately $160,000 for fiscal 2011. These anticipated expenditures are for continued investments in property, tooling, and equipment used in our business.  We have not identified the sources of funds to fund this capital need.

The independent auditors report on our September 30, 2010 financial statements states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raises substantial doubts about the our ability to continue as a going concern.  These unaudited condensed consolidated financial statements as of December 31, 2010 do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

The Company's existence is dependent upon management's ability to develop profitable operations. In addition, at December 31, 2010, the Company was in default on certain secured credit facilities.

As of December 31, 2010, we had a working capital deficit of approximately $3,700,000.  Although the Company has reduced various overhead costs, it will be necessary to obtain equity investments to fund future projects.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2010 TO THE THREE MONTHS ENDED DECEMBER 31, 2009:

Revenues

Net revenues were approximately $600,000 for the first quarter ended December 31, 2010. Our revenues decreased approximately $600,000 from the first quarter ended December 31, 2009. This 50% decrease is due to changing vehicle models which is normal when new models are going to be launched and customers are not accessorizing existing models in their effort to reduce inventory levels.  We are currently in the design phase of creating new spoilers and body-side moldings for the new vehicles expecting to be launched this summer.   The Company is quoting on numerous paint projects and working on new Toyota programs for the 2011 and 2012 programs that are expected to provide continued revenue growth.

GROSS PROFIT

MWW's gross profit margin as a percentage of revenues are relatively flat for the three months ended December 31, 2010 and 2009.  We are quoting on higher profit margin products for 2011 and expect an improvement in margins as we get further into 2011.

The primary components of cost of sales are direct labor and cost of parts and materials.  The Company has reduced head count which has stabilized gross profit. The cost of parts and materials have been consistent from year to year.

OPERATING EXPENSES

Selling, general, and administrative expenses were $327,226 (55 % of revenues) for the first quarter ended December 31,2010 compared to $773,395 (65 % of revenues) during the same quarter ended December 31,2009. The decrease in costs as a percent of revenues is attributable to management’s stringent efforts to reduce overhead costs.

Significant components of operating expenses consist of professional fees, salaries, and business insurances.  The Company is reducing head count which is driving the decrease in the cost as a percentage of revenue in fiscal 2011.

OTHER INCOME (EXPENSES)

Financing expenses were $70,808 and $114,558 for the three month periods ending December 31, 2010 and 2009, respectively. This decrease is due primarily to the elimination of the bank debt on the building in Howell Michigan and the reduced borrowing levels against our line of credit

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010 we had working capital deficit of approximately $3,700,000. We reported positive cash flow from operating activities of $135,445, negative cash flow from investing activities of $2,834 and negative cash flow from financing of $103,403 due primarily to the pay down on our line of credit.

In August, 2009, Marketing Worldwide, LLC entered into a financing agreement with Summit Financial Resources L.P. (Summit) for a maximum borrowing of up to $1 million maturing August 31, 2010. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all assets of Marketing Worldwide, LLC have been pledged as collateral for the Summit facility. Marketing Worldwide Corp., has guaranteed the financing arrangement. The financing arrangement has been extended through August 31, 2011.

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

At December 31, 2010, the reset provision liability fair value decreased from $1,186,670 at September 30, 2010 to $414,343 resulting in non-cash income in the current period of $772,327.  The changes in the market price of our common stock has affected the fair value of the reset provision liability.

NET INCOME increased by $4,800,162 to income of $526,238 from a loss of ($4,289,113). The increase was primarily attributed to the gain on the change of fair value of the derivative liability during the three months ended December 31, 2010 as compared to a loss of $3,660,957 for the same period last year.

LIQUIDITY AND GOING CONCERN

The independent registered public accounting firm’s report on our September 30, 2010 year end financial statements states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

CT is a Class A Original Equipment painting facility and operates in a 46,000 square foot owned building in Baroda, which is in South Western Michigan. We invested approximately $2 million into this paint facility and expect the majority of our future growth to come from this business.  We have restructured the management of this subsidiary and have successfully gained more business opportunities than ever before.  CT is aggressively beginning to diversify to non-automotive paint applications (household goods and construction equipment) which we believe will help stabilize the Company going forward.  CT currently has submitted quotes for new business opportunities aggregating approximately $7 million in revenue.

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

Pursuant to the effective date of a related party lease obligation, the Company adopted ASC 810-10.  This resulted in the consolidation of one variable interest entity (VIE) of which the Company is considered the primary beneficiary.  The Company’s variable interest in this VIE is the result of providing certain secured debt mortgage guarantees on behalf of a limited liability company that used to lease warehouse and general offices located in the city of Howell, Michigan.  On November 30, 2010, the VIE sold the property for $800,000, which was approximately $500,000 less than the outstanding indebtedness.  Because the Company is a guarantor of this remaining debt, we are continuing to include the VIE in our financial statements.

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

Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. The allowance for doubtful accounts was approximately $20,000 at December 31, 2010 and September 30, 2010.

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

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2010, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses previously found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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
Date: February 13, 2011

 Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ MICHAEL WINZKOWSKI
NAME: MICHAEL WINZKOWSKI
TITLE: PRESIDENT, CHAIRMAN OF THE BOARD,
SECRETARY AND SOLE DIRECTOR
Date: February 13, 2011

BY:	/s/ JAMES E. DAVIS
NAME: JAMES E. DAVIS
TITLE: CHIEF FINANCIAL OFFICER
Date: February 13, 2011

BY:	/s/ CHARLES PINKERTON
NAME: CHARLES PINKERTON
TITLE: CHIEF EXECUTIVE OFFICER
Date: February 13, 2011