Form 10-Q
period 2011-03-31
MARKETING WORLDWIDE CORP
filed 2011-05-16
CIK 1278363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 16, 2011: 49,663,848

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter ended March  31, 2011

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$738	$3,847
Accounts receivable, net	194,125	315,919
Inventories, net	110,727	144,400
Other current assets	-	9,328
Total current assets	305,590	473,494

Property, plant and equipment, net	1,193,555	2,112,457

Other assets:
Capitalized finance costs, net	139,492	205,457
Other assets, net	-	19,400
Total other assets	139,492	224,857

Total assets	$1,638,637	$2,810,808

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Finance Company line of credit	$93,647	$209,986
Notes payable, current portion, net	1,174,982	1,863,961
Accounts payable	1,489,085	1,302,178
Warranty liability	95,000	95,000
Other current liabilities	490,287	883,396
Current liabilities of discontinued operations	492,006	492,006
Total current liabilities	3,835,007	4,846,527

Derivative liability	1,053,152	1,186,670

Total liabilities	4,888,159	6,033,197

Temporary equity:
Series A convertible preferred stock, $0.001 par value; 3,500,000 shares issued and outstanding	3,499,950	3,499,950

Permanent equity:
Stockholders' Deficiency
Series B convertible preferred stock, $0.001 par value, 10,000,000 authorized; 1,192,308 shares issued and outstanding as of March 31, 2011 and September 30, 2010	1,192	1,192
Common stock, $0.001 par value, 100,000,000 shares authorized; 46,042,486 and 29,510,091 shares issued and outstanding as of March 31, 2011 and September 30, 2010, respectively	46,042	29,510
Additional paid in capital	8,939,451	8,244,894
Deficit	(15,121,278)	(14,358,814)
Accumulated other comprehensive loss	(148,873)	(148,873)
Total Marketing Worldwide Corporation stockholders' deficiency	(6,283,466)	(6,232,091)
Non controlling interest	(466,006)	(490,248)
Total stockholders' deficiency	(6,749,472)	(6,722,339)

Total Liabilities and Stockholders' Deficiency	$1,638,637	$2,810,808

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenue	$265,354	$980,261	$859,863	$2,172,427

Cost of sales	304,559	783,959	755,044	1,489,797

Gross profit (loss)	(39,205)	196,302	104,819	682,630

Operating expenses:
Selling, general and administrative expenses	675,033	1,208,890	1,002,259	2,107,501

Loss from operations	(714,238)	(1,012,588)	(897,440)	(1,424,871)

(Loss) gain on change in fair value of derivative liability	(166,461)	3,616,762	605,866	(44,195)
Financing expenses	(221,244)	(91,283)	(292,052)	(205,841)
Loss on settlement of debt	(58,410)		(58,410)	-
Other income (expense), net	53,393	(2,995)	61,314	7,827

(Loss) income from continuing operations	(1,106,960)	2,509,896	(580,722)	(1,667,080)

Loss from discontinued operations	-	(265,091)	-	(377,228)

Net (loss) income	(1,106,960)	2,244,805	(580,722)	(2,044,308)

(Loss) income attributable to Non-controlling interest	(10,406)	(666)	24,242	18,794

(Loss) income attributable to Company	(1,096,554)	2,245,471	(604,964)	(2,063,102)

Preferred stock dividend	(78,750)	(78,750)	(157,500)	(157,500)

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(1,175,304)	$2,166,721	$(762,464)	$(2,220,602)

(Loss) income per common share, basic:
Continuing operations	$(0.03)	$0.12	$(0.02)	$(0.10)
Discontinued operations	-	(0.01)	-	(0.02)
Total	$(0.03)	$0.11	$(0.02)	$(0.12)

(Loss) income per common share, fully diluted
Continuing operations	$(0.03)	0.06	$(0.02)	$(0.10)
Discontinued operations	-	(0.01)	-	(0.02)
Total	$(0.03)	$0.05	$(0.02)	$(0.12)

Weighted average common stock outstanding
Basic	40,087,286	19,375,258	35,586,726	18,861,217
Fully Diluted	40,087,286	41,352,484	35,586,726	18,861,217

Comprehensive loss:
Net (loss) income	$(1,106,960)	2,244,805	$(580,722)	$(2,044,308)
Foreign currency translation, income	-	-	-	27,456

Total comprehensive income (loss)	(1,106,960)	2,244,805	(580,722)	(2,016,852)
Comprehensive income (loss) attributable to non controlling interest	(10,406)	(666)	24,242	18,794
Comprehensive ( loss) income attributable to Marketing Worldwide Corporation	$(1,096,554)	$2,245,471	$(604,964)	$(2,035,646)

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to continuing operations	$(580,722)	$(1,667,080)
Loss from discontinued operations	-	(377,228)
Net Loss	(580,722)	(2,044,308)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	126,449	210,892
Amortization of deferred financing costs	65,965	65,965
Amortization of debt discounts	34,955	-
Non cash interest	152,146	-
Loss on disposal of assets, net	-	10,617
Loss on settlement of debt	58,410	-
Interest in non-controlling entity	-	(38,250)
Change in fair value of derivative liability	(605,866)	44,195
Fair value of vested employee options	3,140	3,887
Common stock issued for services rendered	106,514	434,250
Change in fair value of interest swap	-	(1,324)
Changes in operating assets and liabilities:
Accounts receivable	121,794	232,411
Inventory	33,673	168,736
Other current assets	9,328	4,449
Other assets	19,400	(8,389)
Accounts payable and other current liabilities	500,591	767,190
Cash provided by (used in) continuing operating activities	45,777	(149,679)
Cash provided by discontinued operating operations	-	241,960
Net cash provided by operating activities	45,777	92,281

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, continuing operations	(7,547)	(47,124)
Cash provided by discontinued investing activities	-	149,002
Net cash (used in) provided by investing activities:	(7,547)	101,878

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of lines of credit	(116,339)	(218,855)
Proceeds from (repayments of) notes payable	75,000	(81,505)
Net cash used in continuing financing activities	(41,339)	(300,360)

Effect of currency rate change on cash:	-	27,456

Net decrease in cash and cash equivalents	(3,109)	(78,745)
Cash and cash equivalents, beginning of period	3,847	113,539

Cash and cash equivalents, end of period	$738	$34,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$94,543	$195,417

NON-CASH TRANSACTIONS:
Common stock issued in settlement of debt	$108,840	$78,950
Common stock issued in settlement of preferred stock dividends	$472,500	$-
Dividends declared	$157,500	$157,500
Accounts payable settled via sale of property	$60,699	-
Settlement of debt via sale of property	$739,301	-
Common stock issued for services rendered	$260,160	434,250

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Marketing Worldwide Corporation (the "Company"), was incorporated under the laws of the State of Delaware in July 2003. The Company is engaged in North America through its wholly-owned subsidiaries, Marketing Worldwide LLC ("MWW"), and Colortek, Inc. (“CT”) in the design, manufacturing, painting and distribution of automotive accessories for motor vehicles in the automotive aftermarket industry and provides design services for large automobile manufacturers.  The Company has a wholly owned subsidiary in Germany, Modelworxx, GmbH, which, in February, 2010, filed insolvency in the German courts.  As of the date of this filing, the Company has not received the final determination from the German Courts. The Company has reclassified Modelworxx, GmbH fiscal year ended September 30, 2010 balances to reflect them as discontinued operations.

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

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2010 financial statements and footnotes thereto included in the Company's SEC Form 10-K. The Company has evaluated and included subsequent events through the filing date of this Form 10-Q.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and Variable Interest Entity (“VIE”). All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

Subsequent Events

Subsequent events have been evaluated through the date of this filing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income (loss) per share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”).  All primary dilutive common shares have been excluded since the inclusion would be anti-dilutive.

Such shares consist of the following at March 31, 2011 and 2010:

	2011	2010

Convertible debt	34,847,888	-
Conversion of Series A preferred stock	20,743,533	20,977,226
Warrants	100,000	100,000
Options	590,000	1,660,000
Totals	56,281,421	22,737,226

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency

The functional currency of the Company is the U. S. dollar. When a transaction is executed in a foreign currency, it is re-measured into U. S. dollars based on appropriate rates of exchange in effect at the time of the transaction. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate. The related translation adjustments are included in other comprehensive income and were not material during the six months ended March 31, 2011. The resulting foreign currency transactions gains (losses), which were not material, are included in selling, general and administration expenses in the accompanying consolidated statements of operations.

Fair value of financial instruments

Cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The fair value of notes payable and short-term debt is estimated to approximate fair market value based on the current rates available to companies such as MWW.

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

The Variable Interest Entity included in these consolidated financial statements sold the only asset it owned, which was real estate subject to a lease with the Company, for $800,000 on November 30, 2010.  This sale resulted in a  loss of approximately $400,000 and left a remaining liability to the Small Business Administration of approximately $500,000 which is guaranteed by the Company.  As of the date of this filing, the Company has not received any specific demands or requests for payment on this loan. This loss was recorded as an impairment loss in the September 30, 2010 consolidated financial statements.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred financing costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized to financing expenses over the term of the related debt using the interest rate method. The amortization for the six month periods ended March 31, 2011 and 2010 was approximately $65,965 in each of the periods .

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

NOTE 3 - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the six month period ended March 31, 2011, the Company incurred a loss from continuing operations of approximately $581,000.

The Company has incurred substantial recurring losses.  The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company has available cash of approximately $700 at March 31, 2011, although during the six months ended March 31, 2011, the Company’s operating activities generated cash of approximately $46,000.  The Company’s working capital deficiency was approximately $3,529,000 and $4,373,000 as of March 31, 2011 and September 30, 2010, respectively.  The Company’s accumulated deficit was approximately $15,100,000 and $14,400,000 as of March 31, 2011 and September 30, 2010, respectively.  In addition, the Company has a stockholders’ deficit of approximately $6,700,000 at March 31, 2011.  The Company has pledged all of its assets to Summit Financial Resources (Summit) as security for the Summit loan agreement.

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

CT is a Class A Original Equipment painting facility and operates in a 46,000 square foot owned building in Baroda, which is in South Western Michigan. We invested approximately $2 million into this paint facility and expect the majority of our future growth to come from this business.  We have restructured the management of this subsidiary and even though revenues are down, we have successfully gained more business opportunities than ever before.  These opportunities take time to develop before converted to revenue. CT is aggressively beginning to diversify to non-automotive paint applications (industrial equipment) which we believe will help stabilize the Company going forward.  CT currently has submitted quotes for new business opportunities aggregating approximately $20 million in revenue.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN MATTERS AND TRIGGERING EVENTS (continued)

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

NOTE 4 – INVENTORIES

Inventories

The inventories at March 31, 2011 and September 30, 2010 are as follows:

	March 31, 2010	September 30, 2010

Work in process	$41,333	$65,866
Finished goods	69,394	78,534
Totals	$110,727	$144,400

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Related party lease obligations and transactions

On March 5, 2004, MWW and MWWLLC entered into a five year real property lease, beginning on January 1, 2005, with a related party (JCMD Properties LLC: See Note 11) for use of warehouse and general offices located in the city of Howell, Michigan.  The lease was terminated at the time the real estate was sold to an unrelated party on November 30, 2010.

The Company entered into a three (3) year lease with the buyer of the property described above.  The general terms of the lease call for monthly payments beginning December 1, 2010 of $6,667 for the first year ($80,000 annually); $7,083 per month for the second year ($85,000 annually); $7,417 per month ($89,000 annually) for the third, or final, year of the lease, or an aggregate of $254,000.  The Company is responsible for all property taxes, maintenance and utilities associated with the property.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

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

 NOTE 6 - LINE OF CREDIT

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

NOTE 6 - LINE OF CREDIT (continued)

Under the terms of the recourse provision, the Company is required to repurchase factored receivables if they are not paid in full or are deemed no longer acceptable. Accordingly, the Company has accounted for the financing agreement as a secured borrowing arrangement and not a sale of financial assets.

As of March 31, 2011, the advance balance due to Summit was $93,647. The interest rate at March 31, 2011 was 4.25%.

NOTE 7 - NOTES PAYABLE

At March 31, 2011 and September 30, 2010, notes payable consists of the following:

	March 31, 2011	September 30, 2010
JCMD Mortgage loan payable in monthly principal installments plus interest. Note secured by first deed of trust on real property and improvements located in Howell, MI. In addition to the Company the JCMD General Partners personally guarantee the loan. (*)	$-	$669,352

JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan was secured by a second deed of trust on real property and improvements located in Howell, MI. In addition to the Company the JCMD General Partners personally guarantee the loan The note is in default. (*)	489,755	538,800

Colortek Mortgage loan payable in monthly principal installments of approximately $5,961 with a fixed interest rate of 6.75% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary. (**)	601,041	620,595

Note payable issued February 16, 2011, due November 18, 2011 with interest at 8% per annum, unsecured, net of unamortized debt discount of $42,183	7,817	-

Note payable issued February 19, 2011, due contingent on certain events with interest at 5% per annum, unsecured, net of unamortized debt discount of $213,985	50,568	-

Note payable issued March 22, 2011, due on December 28, 2011 with interest at 8% per annum, unsecured, net of unamortized debt discount of $24,199	801	-

Other	25,000	35,214

Total	$1,174,982	$1,863,961

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE (continued)

(*) In accordance with the Forbearance Agreement, the secured lender of the JCMD Mortgage Loans increased the interest rate on unpaid balances to bear interest at a floating rate of two and quarter percent (2.25%) in excess of the Bank’s Prime Rate, and upon default shall bear interest at a rate of five and one quarter percent (5.25%) in excess of the Bank’s Prime Rate.  On November 30, 2010, the real estate securing the mortgage loan payable was sold and the first deed of trust was fully retired.  The proceeds from the sale of real estate did not retire the balance of the loan secured by the second deed of trust.  There is a shortfall of approximately $490,000 that will continue to be carried as a liability to SBA and will be adjusted once the offer in compromise has been accepted.  The sale of real estate for $800,000 which was less than the carrying value of $1,210,000, resulted in the Company recording an impairment charge of approximately $410,000 for the year ended September 30, 2010.

(**) In accordance with the mortgage loan agreement, the Company is currently in default of certain loan covenants.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE (continued)

Note issued February 16, 2011

On February 16, 2011, the Company issued a $50,000 Convertible Promissory Note that matures on November 18, 2011. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 55% of the lowest three trading days 10 days prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on February 16, 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $143,402 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	385.15%
Risk free rate:	0.16%

The initial fair value of the embedded debt derivative of $143,402 was allocated as a debt discount up to the proceeds of the note ($50,000) with the remainder ($93,402) charged to current period operations as interest expense.

During the six months ended March 31, 2011, the Company amortized $7,817 to current period operations as interest expense.

The fair value of the described embedded derivative of $140,002 at March 31, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	425.97%
Risk free rate:	0.17%

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE (continued)

At March 31, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $3,400 for the three months ended March 31, 2011.

Promissory Note issued February 19, 2011

On February 19, 2011, the Company issued a Promissory Note for $260,120 in exchange for previously accrued consulting services.  The Note bears an interest rate of 5% per annum, payable semi-annually beginning November 1, 2011 and is due upon the occurrence of certain bankruptcy or reorganization events.  The Promissory Note is convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of 90% of the lowest three trading days 10 days prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on February 19, 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $240,321 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	390.68%
Risk free rate:	1.02%

The initial fair value of the embedded debt derivative of $240,321 was allocated as a debt discount.

During the six months ended March 31, 2011, the Company amortized $26,336 to current period operations as interest expense.

The fair value of the described embedded derivative of  $456,618 at March 31, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	425.97%
Risk free rate:	1.11%

At March 31, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $216,297 for the three months ended March 31, 2011.

Note issued March  22, 2011

On March 22, 2011, the Company issued a $25,000 Convertible Promissory Note that matures on December 28, 2011. The note bears interest at a rate of 8% and will be convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 55% of the lowest three trading days 10 days prior to notice of conversion.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE (continued)

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on March 22, 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $83,744 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	426.05%
Risk free rate:	0.25%

The initial fair value of the embedded debt derivative of $83,744 was allocated as a debt discount up to the proceeds of the note ($25,000) with the remainder ($58,744) charged to current period operations as interest expense.

During the six months ended March 31, 2011, the Company amortized $801 to current period operations as interest expense.

The fair value of the described embedded derivative of $70,962 at March 31, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	425.97%
Risk free rate:	0.17%

At March 31, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $12,782 for the three months ended March 31, 2011.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at March 31, 2011 and September 30, 2010:

	March 31, 2011	September 30, 2010
Preferred dividends payable	$157,500	$472,500
Consulting fees	13,000	112,200
Interest	169,684	163,202
Payroll and other	150,103	135,494
Totals	$490,287	$883,396

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CAPITAL STOCK

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

In accordance with Accounting Standards Codification subtopic 470-20, Debt, Debt with Conversions and Other Options (“ASC 470-20”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Series A Preferred Stock. The Company allocated a portion of the proceeds equal to the fair value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature to additional paid-in capital and a charge as preferred stock dividend. The fair value of the imbedded beneficial conversion feature was determined using the Black-Scholes Option Pricing Model which approximates the fair value measured using the Binomial Lattice Model with the following assumptions: Dividend yield: $-0-; Volatility: 425.97%, risk free rate: 0.93%.

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

In June 2008, the FASB finalized ACS 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The Company has determined that it needs to account for these imbedded beneficial conversion features, issued to investors in 2007 for its Series A Convertible Preferred Stock, as derivative liabilities, and apply the provisions of ASC 815.  The instruments have a ratchet provision (that adjusts the exercise price in the event of a subsequent offering of equity at a lower exercise price).  As a result, the ratchet provision has been accounted for as derivative liabilities, in accordance with ASC 815.  ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of  operations.

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of September 30, 2010 and at March 31, 2011, the fair value was  measured using the Binomial Lattice Model and the following assumptions:

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CAPITAL STOCK (continued)

	March 31,	September 30,	Date of
	2011	2010	issuance

Imbedded Conversion Feature:
Risk-free rate	0.93%	0.42%	4.55%
Annual rate of dividends	0	0	0
Volatility	425.97%	336.73%	146.64%
Weighted Average life (years)	1.07	1.56	5.0

Fair Value	$384,299	$1,186,670	$1,971,115

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

ASC 815 was implemented in the first quarter of Fiscal 2010 and is reported as the cumulative effect of a change in accounting principles.  At October 1, 2009, the cumulative effect on the embedded conversion feature was recorded as decrease in accumulated deficit of $1,971,115.  As of March 31, 2011 the derivative liability associated with the embedded conversion features of the Series A Preferred stock  was revalued, the decrease in the derivative liability of $30,044 and $802,371  for the three and six months ended March 31, 2011 is included as an increase of a gain on change of fair value of derivative liabilities in the Company’s consolidated statement of operations.

Series B Preferred stock

As of March 31, 2011 and September 30, 2010, the Company has 1,192,308 shares of Series B Preferred Stock outstanding.

Common stock

On October 25, 2010, the Company issued 2,000,000 shares of common stock in exchange for services valued at $40,000.  These shares were valued at $0.02 per share, which was the trading price on October 25, 2010.

 On January 11, 2011, the Company issued an aggregate of 554,108 shares of common stock in exchange for services valued at $25,914.  The shares were valued at the $.04 per  share, which was the trading price as of January 11, 2011.

On January 11, 2011, the Company issued 5,137,500 shares of common stock in exchange for accumulated Series A preferred stock dividend of $472,500.  The shares were valued at the underlying terms of the Series A preferred stock.

On January 17, 2011, the Company issued 375,000 shares of common stock in exchange for services valued at $7,500.  These shares were valued at $0.02 per share, which was the trading price on January 17, 2011

On February 1, 2011, the Company issued 800,000 shares of common stock in exchange for accrued compensation valued at $16,000.  These shares were valued at $0.02 per share, which was the trading price on February 1, 2011.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CAPITAL STOCK (continued)

On February 12, 2011, the Company issued 4,150,000 shares of common stock in exchange for previously incurred debt of $49,566.  These shares were valued at $0.02 per share, which was the trading price on February 12, 2011.  The Company recorded a $33,434 loss on settlement of debt at the date of issuance.

On February 22, 2011, the Company issued 600,000 shares of common stock in exchange for services valued at $9,600.  These shares were valued at $0.02 per share, which was the trading price on February 22, 2011

On February 23, 2011, the Company issued 375,000 shares of common stock in exchange for services valued at $7,125.  These shares were valued at $0.019 per share, which was the trading price on February 23, 2011

On March 24, 2011, the Company issued 2,540,787 shares of common stock in exchange for previously incurred debt of $25,840.  These shares were valued at $0.02 per share, which was the trading price on March 24, 2011.  The Company recorded a $24,976 loss on settlement of debt at the date of issuance.

NOTE 10 - STOCK OPTIONS

Employee Stock Options

The Company granted no employee options during the three and six month period ended March 31, 2011. The Company recorded the fair value of the vested portion of issued employee options of $1,175 and $3,140 for the three and six months ended March 31, 2011 and $1,922 and $3,887 for the three and six months ended March 31, 2010.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of March 31, 2011:

			Options Exercisable
		Options Outstanding	Weighted
		Weighted Average	Average
Exercise	Number	Remaining Contractual	Exercise	Number
Price	Outstanding	Life (Years)	Price	Exercisable
$0.30	490,000	6.40	$0.30	490,000
$0.30	100,000	.42	$0.30	100,000
	590,000	5.39	$0.30	590,000

During the six month periods ended March 31, 2011 and 2010, there were no Employee Stock Options either granted or expired or cancelled.  In addition, as of March 31, 2011, the Company has no remaining unamortized stock compensation costs relating to the 590,000 previously issued Employee Stock Options.

Transactions involving options issued to employees are summarized as follows:

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTIONS (continued)

		Weighted Average Exercise
	Weighted Average Number of Options	Price per Share
Outstanding, September 30, 2010	590,000	$.30
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, March 31, 2011	590,000	.30

Non employee options

As of March 31, 2011, all non employee options expired.

Transactions involving options issued to non-employees are summarized as follows:

	Weighted Average Number of Options	Weighted Average Excercise Price per Share
Outstanding, September 30, 2010	1,000,000	$0.10
Granted / Exercised	-	-
Canceled or expired	(1,000,000)	(0.10)
Outstanding, March 31, 2011	-	$-

Warrants

The following table summarizes the changes in warrants outstanding as of March 31, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.30	100,000	0.50	$0.30	100,000	$0.30

Transactions involving warrants are summarized as follows:
	Weighted Average Number of Shares	Price per Share
Outstanding, September 30, 2010	100,000	0.30
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, March 31, 2011	100,000	$0.30

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

ASC 810-10 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. Accordingly, the Company adopted ASC 810-10 and consolidated JCMD as a VIE, regardless of the Company not having an equity interest in JCMD.  Since JCMD is owned by two of the former principals of MWW, MWW has guaranteed the indebtedness of JCMD for the real estate occupied by MWW, and the two principals of JCMD do not have the ability to repay the loan, the Company, in accordance with ASC 810-10 has consolidated the activities of JCMD into the presented financial statements.

Included in the Company's consolidated balance sheets at March 31, 2011 and September 30, 2010 are the following net assets of JCMD:

	March 31, 2011	September 30, 2010
ASSETS (JCMD)
Cash and cash equivalents	$-	$755
Accounts receivable, prepaid expenses and other current assets	193,433	150,400
Total current assets	193,433	151,155
Property, plant and equipment, net	-	800,000
Total assets	193,433	951,155

LIABILITIES:
Current portion of long term debt	489,755	1,208,152
Accounts payable and accrued liabilities	169,684	233,251
Total current liabilities	659,439	1,441,403
Total equity	(466,006)	(490,248)
Total liabilities and deficit	$193,433	$951,155

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- CONSOLIDATION OF VARIABLE INTEREST ENTITIES (continued)

Consolidated results of operations include the following for the three months ended March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010

Revenues	$0	$51,000
Cost and expenses – real estate: Operating expenses, net	0	3,293
Depreciation	0	8,000
Interest, net	10,406	40,373
Total costs and expenses	10,406	51,666
Operating income – Real estate	$(10,406)	$(666)

Consolidated results of operations include the following for the six months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Revenues	$34,000	$102,000
Cost and expenses - real estate: Operating expenses, net	9,766	6,056
Depreciation	-	16,000
Interest, net	(8)	61,150
Total costs and expenses	9,758	83,206

Operating income-Real estate	$24,242	$18,794

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

NOTE 12- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of March 31, 2011:

		Fair Value Measurements at March 31, 2011 using:
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:

Derivative liabilities	$1,053,152			$1,053,152

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2011:

Derivative Liability
Balance, October 1, 2010	$1,186,670
Total (gains) losses
Initial fair value of debt derivatives at note issuances	467,467
Mark-to-market at March 31, 2011:
- Embedded debt derivatives	201,386
- Reset provisions relating to Series A preferred stock	(802,371)

Balance, March 31, 2011	$1,053,152

Net gain for the period included in earnings relating to the liabilities held at March 31, 2011	$605,866

Level 3 Liabilities are comprised of our bifurcated convertible debt features on our convertible notes and reset provision contained within our Series A stock.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13– DISCONTINUED OPERATIONS

On February 25, 2010, the Company discontinued operations of its wholly owned subsidiary; MW Global Limited which owns 100% of the outstanding ownership and economic interest in Modelworxx GmbH.  The financial results of MW Global are presented separately in the unaudited condensed consolidated statements of operations as discontinued operations for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities from discontinued operations in the consolidated balance sheets for all periods presented.  The Company does not expect to incur any ongoing costs associated with this discontinued operations.

The assets and liabilities of the discontinued operations as of March 31, 2011 and September 30, 2010 were as follows:

Assets:

	March 31, 2011	September 30, 2010
Cash	$-	$-
Accounts receivable	-	-
Inventories	-	-
Prepaid expenses and other assets	-	-
Total current assets	-	-
Other assets of discontinued operations	-	-
Assets of discontinued operations	$-	$-
Liabilities:
Accounts payable	$492,006	$492,006
Line of credit	-	-
Liabilities of discontinued operations	$492,006	$492,006

The Results of Operations for the three month periods ended March 31, 2011 and 2010 are as follows:

	March 31, 2011		March 31, 2010
Sales		$-	$-
Cost of sales		-	-
Gross profit (loss)		-	-

Operating Costs:
Selling, general and administrative		-	-
Depreciation and amortization		-	-
Total operating costs		-	-
Net loss from operations		-

Other loss		-	(265,091)
Net loss	$		$(265,091)

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13– DISCONTINUED OPERATIONS

The Results of Operations for the six month periods ended March 31, 2011 and 2010 are as follows:

	March 31, 2011		March 31, 2010
Sales		$-	$316,110
Cost of sales		-	266,556
Gross profit (loss)		-	49,554

Operating Costs:
Selling, general and administrative		-	153,543
Depreciation and amortization		-	11,639
Total operating costs		-	165,182
Net loss from operations		-	(115,628)

Other income (expense), net		-	(261,600)
Net loss	$		$(377,228)

NOTE 14 - SUBSEQUENT EVENTS

Southridge Partners II, LP

In July 2010, the Company entered into an Equity Credit Agreement (the “Agreement”) with Southridge Partners II, LP (“Investor”), whereby the Company would sell up to $5 million of the Company’s common stock for a period up to twenty four months following effectiveness of a registration statement for the Company’s common stock.  In connection with this Agreement, the Company agreed to issue the Investor a warrant to purchase up to 5 million shares of the company’s common stock at an original exercise price of $0.001 or par value.  In connection with the agreement, the initial notice to exercise warrants was approved by the Company’s Board of Directors on April 27, 2011 for the issuance of 1,821,361 shares of common stock valued at $54,640 under the cashless exercise provision.

On April 29, 2011 the Company entered into an agreement with Southridge Partners II, LP whereby they issued 40 shares of Series C preferred stock at $1,000 per share.  On May 5, 2011, the Company received $40,000 from this transaction.

StockVest

The Company has entered into an agreement with StockVest for consulting services. In connection with this agreement the Company is obligated to issue 1,800,000 shares of its restricted common stock to StockVest. In connection with the agreement, the Company’s Board of Directors on April 27, 2011 approved the issuance of 1,800,000 shares of common stock valued at $54,000.

Other

On May1, 2011, the Company, by agreement of a majority of shareholders, amended the Certificate of Incorporation to increase the authorized shares of common stock .The total number of shares of stock which the corporation shall have authority to issue is: Five Hundred Ten Million (510,000,000) of which Five Hundred Million (500,000,000) shares of the par value of $.001 each shall be common stock and of which Ten Million (10,000,000) shares of the par value of $.001 each shall be preferred stock.  Further, the board of directors of this corporation, by resolution only and without further action or approval, may cause the corporation to issue one or more classes or one or more series of preferred stock within any class thereof and which classes or series may have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the board of directors, and to fix the number of shares constituting any classes or series and to increase or decrease the number of shares of any such class or series.

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

The primary automotive accessory products provided by MWW are blow-molded spoilers (bridge and lip), extruded body-side moldings, and carbon-fiber seat heaters.  We have identified new business partners to drive more product sales. Even though sales for the first two quarters are less than the prior year, we expect to finish the year at approximately the same level as 2010.. Much of the increased sales growth is expected to occur in the fourth quarter of fiscal year ending September 30, 2011.

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

Colortek, Inc. (“CT”)

CT is a Class A Original Equipment painting facility and operates in a 46,000 square foot owned building in Baroda, which is in South Western Michigan. MWW invested approximately $2 million into this paint facility and expect the majority of our future growth to come from this business.  We have restructured CT’s management and streamlined the production process and in addition have successfully gained more business opportunities than ever before.  CT is aggressively beginning to diversify to non-automotive paint applications (industrial equipment) which we believe will help stabilize the Company going forward.  CT currently has submitted quotes for new business opportunities aggregating approximately $20 million in revenue.

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

Effective February, 2010, the Company’s German subsidiary, ModelWorxx GmbH filed insolvency.  The Company has not received final resolution of this matter from the German courts.  The net liabilities of the 100% owned subsidiary are included in the reported consolidated financial statements of the Company.  The income and expense accounts of ModelWorxx have been reclassified and its operations have been treated as a loss from discontinued operations in these unaudited condensed consolidated financial statements.

As part of the continued restructuring of the Company, the Board hired a new Chief Executive Officer, Charles Pinkerton, to further and accelerate the turnaround efforts.  To date, the Company has reduced labor by 40% and occupancy cost by 50%.  Under the leadership of Mr. Pinkerton, the Company has increased new revenue opportunities.

In July 2010, the Company entered into an Equity Credit Agreement (the “Agreement”) with Southridge Partners II, LP (“Investor”), whereby the Company would sell up to $5 million of the Company’s common stock for a period up to twenty four months following effectiveness of a registration statement for the Company’s common stock.  In connection with this Agreement, the Company agreed to issue the Investor a warrant to purchase up to 5 million shares of the company’s common stock at an original exercise price of $0.001 or par value.  In connection with the agreement, the initial notice to exercise warrants was approved by the Company’s Board of Directors on April 27, 2011 for the issuance of 1,821,361 shares of common stock valued at $54,640 under the cashless exercise provision.

On April 29, 2011 the Company entered into an agreement with Southridge Partners II, LP whereby they issued 40 shares of Series C preferred stock at $1,000 per share.  On May 5, 2011, the Company received $40,000 from this transaction.

The Company has entered into an agreement with StockVest for consulting services. In connection with this agreement the Company is obligated to issue 1,800,000 shares of its restricted common stock to StockVest. In connection with the agreement, the Company’s Board of Directors on April 27, 2011 approved the issuance of 1,800,000 shares of common stock valued at $54,000.

On May1, 2011, the Company, by agreement of a majority of shareholders, amended the Certificate of Incorporation to increase the authorized shares of common stock .The total number of shares of stock which the corporation shall have authority to issue is: Five Hundred Ten Million (510,000,000) of which Five Hundred Million (500,000,000) shares of the par value of $.001 each shall be common stock and of which Ten Million (10,000,000) shares of the par value of $.001 each shall be preferred stock.  Further, the board of directors of this corporation, by resolution only and without further action or approval, may cause the corporation to issue one or more classes or one or more series of preferred stock within any class thereof and which classes or series may have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the board of directors, and to fix the number of shares constituting any classes or series and to increase or decrease the number of shares of any such class or series.

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

In addition to its internal development programs, MWW is in various stages of joint program developments on a number of new programs with several other suppliers. These development efforts were undertaken to expand our product offering and customer base, while reducing our development costs. These products are either currently being designed, prototyped or in various stages of tooling with expected launch dates in the third quarter of fiscal year 2011.

Colortek, Inc. is currently negotiating to provide painting services to the industrial goods and construction industry, along with the expansion into the domestic automakers offerings.  Colortek satisfies a niche market where low volume painting of Class A quality is necessary. Though its strategic alliances, Colortek has currently quoted approximately $20 million of new business.

THE MARKET

The global automobile accessory market is highly fragmented and not dominated by a few large participants. Competitive pressures among vehicle manufacturers has forced manufacturers to add more options to their vehicles at the vehicle processing centers and not during the initial manufacturing process at the assembly line. In addition many manufacturers have switched to smaller, but more frequent vehicle production runs which fall squarely into MWW’s core competency and can be economically executed based on its streamline production capabilities. These options packages are commonly referred to as "port installed" or "dealer installed" option packages. MWW accessory programs are a crucial part of the option packages installed at the vehicle processing centers in North America. Accordingly, MWW receives its revenue directly from the vehicle processing centers and not from the automobile manufacturers or the automotive dealer.

The vehicle processing centers, which MWW sells to, do not design or manufacture the option packages. Instead, they have well-trained employees who install virtually any accessory for all vehicles they distribute after having been trained by MWW and using installation manuals and fixtures provided by MWW. As such, any vehicle received by the vehicle processing centers is being accessorized by these teams before it goes into the respective domestic retail dealer distribution network. MWW's accessory programs that are sold to the vehicle processing centers include the individual components, parts, installation instructions and training, fixtures, templates, and warranty.

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

A large part of the fulfillment program is enhanced by the fact that MWW owns CT, its the Class A paint facility.  MWW, through CT, provides painted products to their customers at the Vehicle Processing Centers as well as through other strategic alliance partners to large domestic and foreign automotive manufacturers, thus accelerating MWW”s efforts for customer diversification..

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2011 TO THE THREE MONTHS ENDED MARCH 31, 2010:

Revenues

Net revenues were approximately $265,000 for the quarter ended March 31, 2011. Our revenues decreased approximately $715,000 from the quarter ended March 31, 2010. This 73% decrease is due to changing vehicle models which is normal when new models are going to be launched and customers are not accessorizing existing models in their effort to reduce inventory levels.  We are currently in the design phase of creating new spoilers and body-side moldings for the new vehicles expecting to be launched this summer.   The Company is quoting on numerous paint projects and working on new Toyota programs for the 2011 and 2012 programs that are expected to provide revenue growth.

GROSS PROFIT

MWW's gross profit margin (loss) as a percentage of revenues were (14.8%) for the quarter ended March 31, 2011 as compared to 20% for the same period last year as a result of decreased revenue and a certain minimum level fixed costs.  We are quoting on higher profit margin products for 2011 and expect an improvement in margins as we get further into 2011.

The primary components of cost of sales are direct labor and cost of parts and materials.  Even though the Company has reduced head count, the reduced revenues have created a situation where cost of sales has exceeded sales.  As we move into the third and fourth quarter of the year, we expect sales levels to increase and our gross profit will become stabilized.  The cost of parts and materials has been consistent from year to year.

OPERATING EXPENSES

Selling, general, and administrative expenses were $675,033, 254% of revenues, for the quarter ended March 31, 2011 compared to $1,208,890, 123 % of revenues, during the quarter ended March 31, 2010. The increase in costs as a percent of revenues is attributable to the decrease in revenues and a minimum level of fixed cost somewhat offset with management’s stringent efforts to reduce overhead costs.

Significant components of operating expenses consist of professional fees, salaries, and business insurances.  The Company has been reducing head count which is driving the decrease in costs, but with declining revenues, the operating expenses have increased as a percentage of revenue.  With increasing revenues these headcount levels will be adjusted accordingly.

OTHER INCOME (EXPENSES)

Financing expenses were $221,244 and $91,283 for the quarters ended March 31, 2011 and 2010, respectively. This increase is due primarily to added interest costs associated with new debt issuances offset with the elimination of the bank debt on the building in Howell Michigan and the reduced borrowing levels against our line of credit  We also incurred a loss on settlement of debt of $58,411 (non-cash) during the quarter ended March 31, 2011 as compared to $-0- for the same period last year.

In addition, we incurred a non-cash expense from the change in fair value of our derivative liability of $166,461 for the three months ended March 31, 2011 as compared to a non-cash gain of $3,616,762 for same period last year. The change in our derivative liability was due primarily to the changes in the market value of our common stock from December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the six months ended March 31, 2011, we provided $45,777 of cash flow in operations, which was primarily the result of an intense collection effort of accounts receivables.

INVESTING ACTIVITIES. During the six months ended March 31, 2011, net cash used by investing activities was $7,547 for the purchase of equipment.

FINANCING ACTIVITIES. During the six months ended March 31, 2011, net cash flow used in financing activities amounted to $41,339. The net cash flow from our operating activities and the short term borrowings was used primarily to pay down our line of credit.

MWW expects its regular capital expenditures to be approximately $160,000 for fiscal 2011. These anticipated expenditures are for continued investments in property, tooling, and equipment used in our business.  We have  identified several potential sources of funds to accommodate this capital need, but have not entered into any definite agreements yet.

The independent registered public accounting firm’s report on our September 30, 2010 financial statements states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raises substantial doubts about the our ability to continue as a going concern.  These unaudited condensed consolidated financial statements as of March 31, 2011 do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company has reduced cash required for operations by significantly reducing operating costs and reducing staff levels. In addition, the Company is managing its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position and pursue additional advantageous financing opportunities.

The Company's existence is dependent upon management's ability to develop profitable operations. In addition, at March 31, 2011, the Company was in default on certain secured credit facilities.

As of March 31, 2011, we had a working capital deficit of approximately $3,500,000.  Although the Company has reduced various overhead costs, it will be necessary to obtain new equity investments or debt instruments to fund future projects.

On April 29, 2011, the Company issued 40 shares of Series C preferred stock in exchange for $40,000 from Southridge Partners II, LP,

As of March 31, 2011 we had working capital deficit of approximately $3,500,000. We reported positive cash flow from operating activities of $45,777, negative cash flow from investing activities of $7,547 and negative cash flow from financing of $41,339 due primarily to the pay down on our line of credit net with new borrowings of $75,000.

In August, 2009, Marketing Worldwide, LLC entered into a financing agreement with Summit Financial Resources L.P. (Summit) for a maximum borrowing of up to $1 million maturing August 31, 2010. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all assets of Marketing Worldwide, LLC have been pledged as collateral for the Summit facility. Marketing Worldwide Corp. has guaranteed the financing arrangement. The financing arrangement has been extended through August 31, 2011.

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

MWW expects its regular capital expenditures to be approximately $160,000 for fiscal 2011. These anticipated expenditures are for continued investments in tooling and equipment used in our business.  We are negotiating with several companies in order to raise the necessary funds to satisfy these capital expenditure needs.

(LOSS) GAIN ON CHANGE IN FAIR VALUE OF DERVIATIVE LIABILITY.   As described in our accompanying financial statements, We issued convertible notes with certain conversion features and  our Series A Preferred Stock has certain reset provisions.  Both of which, we are required to bifurcate from the host financial instrument and mark to market each reporting period   On October 1, 2009 in accordance with Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”) we recorded the initial fair value of the reset provision as a liability with an offset to equity and subsequently mark to market the reset provision liability at each reporting cycle.

At March 31, 2011, the derivative liability fair value, net with additions, decreased to $1,053,152 resulting in non-cash income in the current period of $605,866.  The changes in the market price of our common stock has affected the fair value of the derivative liability.

NET LOSS decreased by $1,420,550 to a loss of ($762,464) from a loss of ($2,183,014). The decrease was primarily attributed to the gain on the change of fair value of the derivative liability during the six months ended March 31, 2011 as compared to a loss of $44,195 for the same period last year.

LIQUIDITY AND GOING CONCERN

The independent registered public accounting firm’s report on our September 30, 2010 yearend financial statements states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

CT is a Class A Original Equipment painting facility and operates in a 46,000 square foot owned building in Baroda, which is in South Western Michigan. We invested approximately $2 million into this paint facility and expect the majority of our future growth to come from this business.  We have restructured the management of this subsidiary and have successfully gained more business opportunities than ever before.  CT is aggressively beginning to diversify to non-automotive paint applications (industrial goods and construction equipment) which we believe will help stabilize the Company going forward.  CT currently has submitted quotes for new business opportunities aggregating approximately $20 million in revenue.

In July 2010, the Company entered into an Equity Credit Agreement (the “Agreement”) with Southridge Partners II, LP (“Investor”), whereby the Company would sell up to $5 million of the Company’s common stock for a period up to twenty four months following effectiveness of a registration statement for the Company’s common stock.  In connection with this Agreement, the Company agreed to issue the Investor a warrant to purchase up to 5 million shares of the company’s common stock at an original exercise price of $0.001 or par value.  In connection with the agreement, the initial notice to exercise warrants was approved by the Company’s Board of Directors on April 27, 2011 for the issuance of 1,821,361 shares of common stock valued at $54,640 under the cashless exercise provision.

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

 Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. The allowance for doubtful accounts was approximately $20,000 at March 31, 2011 and September 30, 2010.

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

DERIVATIVE LIABILTY

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging,; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on January 1, 2010.  The Company has issued convertible promissory notes with certain conversion features with require us to bifurcate the conversion feature from the host instrument.  In addition the Company’s Series A Preferred Stock has reset provisions to the exercise price if the Company issues equity at a price less than the exercise prices.  Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements if the Company sells equity at a price below the exercise price of the Series A Preferred Stock.

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

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2011, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses previously found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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
Date: May 16, 2011

 Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ MICHAEL WINZKOWSKI
NAME: MICHAEL WINZKOWSKI
TITLE: PRESIDENT, CHAIRMAN OF THE BOARD,
SECRETARY AND SOLE DIRECTOR
Date: May 16, 2011

BY:	/s/ JAMES E. DAVIS
NAME: JAMES E. DAVIS
TITLE: CHIEF FINANCIAL OFFICER
Date: May 16, 2011

BY:	/s/ CHARLES PINKERTON
NAME: CHARLES PINKERTON
TITLE: CHIEF EXECUTIVE OFFICER
Date: May 16, 2011