Form 10-Q
period 2011-06-30
MARKETING WORLDWIDE CORP
filed 2011-08-15
CIK 1278363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 10 2011: 53,044,648

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

Form 10-Q for the Quarter ended June 30, 2011

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$111,163	$3,847
Accounts receivable, net	215,826	315,919
Inventories, net	100,365	144,400
Other current assets	-	9,328
Total current assets	427,354	473,494

Property, plant and equipment, net	1,133,027	2,112,457

Other assets:
Capitalized finance costs, net	106,509	205,457
Other assets, net	-	19,400
Total other assets	106,509	224,857

Total assets	$1,666,890	$2,810,808

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Finance Company line of credit	$55,227	$209,986
Notes payable, current portion	1,356,347	1,863,961
Accounts payable	1,338,145	1,302,178
Warranty liability	95,000	95,000
Other current liabilities	674,252	883,396
Current liabilities of discontinued operations	492,006	492,006
Total current liabilities	4,010,977	4,846,527

Long term debt:
Derivative liability	1,228,005	1,186,670

Total liabilities	5,238,982	6,033,197

Temporary equity:
Series A convertible preferred stock, $0.001 par value; 3,500,000 shares issued and outstanding	3,499,950	3,499,950

Permanent equity:
Stockholders' Deficiency
Series B convertible preferred stock, $0.001 par value, 1,200,000 authorized; 1,192,308 shares issued and outstanding as of June 30, 2011 and September 30, 2010	1,192	1,192
Series C convertible preferred stock, $0.001 par value, 1,000,000 and 0 shares authorized as of June 30, 2011 and September 30, 2010, respectively; 100 and 0 shares issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	-	-
Common stock, $0.001 par value, 500,000,000 and 100,000,000 shares authorized as of June 30, 2011 and September 30, 2010, respectively; 52,944,648 and 29,510,091 shares issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	52,945	29,510
Additional paid in capital	9,228,721	8,244,894
Accumulated deficit	(15,729,614)	(14,358,814)
Accumulated other comprehensive loss	(148,873)	(148,873)
Stockholders' deficiency attributable to Marketing Worldwide Corporation Common Stockholders	(6,595,629)	(6,232,091)
Non controlling interest	(476,413)	(490,248)
Total stockholders' deficiency	(7,072,042)	(6,722,339)

Total Liabilities and Stockholders' Deficiency	$1,666,890	$2,810,808

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenue	$449,235	$1,051,495	$1,309,098	$3,223,922

Total cost of sales	370,469	581,319	1,125,513	2,071,116

Gross profit	78,766	470,176	183,585	1,152,806

Operating expenses:
Selling, general and administrative expenses	359,580	732,102	1,267,348	2,839,603

Loss from operations	(280,814)	(261,926)	(1,083,763)	(1,686,797)

Gain on change in fair value of derivative liability	317,837	994,018	923,703	949,823
Financing expenses	(585,146)	(84,367)	(971,688)	(290,208)
Loss on settlement of debt	-	-	(58,410)	-
Other income (expense), net	8,130	75,916	69,443	83,743

(Loss) income from continuing operations	(539,993)	723,641	(1,120,715)	(943,439)

Loss from discontinued operations	-	(27,789)	-	(405,017)

Net (Loss) income	(539,993)	695,852	(1,120,715)	(1,348,456)

(Loss) Income attributable to Non-controlling interest	(10,407)	5,835	13,835	(12,959)

(Loss) income attributable to Company	(529,586)	690,017	(1,134,550)	(1,335,497)

Preferred stock dividend	(78,750)	(78,750)	(236,250)	(236,250)

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(608,336)	$611,267	$(1,370,800)	$(1,571,747)

(Loss) income per common share, basic:
Continuing operations	$(0.01)	$0.03	$(0.03)	$(0.06)
Discontinued operations	-	0.00	-	(0.02)
Total	$(0.01)	$0.03	$(0.03)	$(0.08)

(Loss) income per common share, fully diluted
Continuing operations	$(0.01)	$0.02	$(0.03)	$(0.06)
Discontinued operations	-	0.00	-	(0.02)
Total	$(0.01)	$0.02	$(0.03)	$(0.08)

Weighted average common stock outstanding
Basic	50,142,455	21,010,091	41,383,691	19,577,509
Fully Diluted	50,142,455	42,299,817	41,383,691	19,577,509

Comprehensive loss:
Net (loss) income	$(539,993)	695,852	$(1,120,715)	$(1,348,456)
Foreign currency translation, (loss)	-	(13,488)	-	(40,944)

Total comprehensive (loss) income	(539,9936)	682,364	(1,120,715)	(1,389,400)
Comprehensive (loss) income attributable to non controlling interest	(10,407)	(5,835)	13,835	12,959
Comprehensive (loss) income attributable to Marketing Worldwide Corporation	$(529,586)	$676,530	$(1,134,550)	$(1,376,441)

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to continuing operations	$(1,120,715)	$(943,439)
Loss from discontinued operations	-	(405,017)
Net Loss	(1,120,715)	(1,348,456)
Adjustments to reconcile net (loss) to cash (used in) provided by operations:
Depreciation and amortization	186,977	331,222
Amortization of deferred financing costs	98,948	98,948
Amortization of debt discounts	126,084	6,250
Non cash interest	364,836	-
Loss on disposal of property, plant and equipment, net	-	10,617
Loss on settlement of debt	58,410	-
Change in fair value of derivative liability	(923,703)	(949,823)
Fair value of vested employee options	6,148	5,831
Common stock issued for services rendered	273,209	434,250
Changes in operating assets and liabilities:
Accounts receivable	100,093	402,520
Inventory	44,035	293,603
Other current assets	9,328	(26,137)
Other assets	19,400	-
Accounts payable and other current liabilities	583,336	893,290
Cash (used in) provided by continuing operating activities	(173,614)	152,115
Cash provided by discontinued operating operations	-	241,960
Net cash (used in) provided by operating activities:	(173,614)	394,075

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, continuing operations	(7,547)	(47,123)
Cash provided by discontinued investing activities	-	149,002
Net cash (used in) provided by investing activities:	(7,547)	101,879

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Series C preferred stock	100,000	-
Repayments of lines of credit	(154,759)	(476,474)
Proceed from issuance of notes	355,000	25,000
Repayments of notes payable	(11,764)	(92,942)
Cash provided by (used in) continuing financing activities	288,477	(544,416)
Cash provided by discontinued financing activities	-	-
Net cash provided by (used in) financing activities	288,477	(544,416)
Effect of currency rate change on cash:	-	(40,944)
Net increase (decrease) in cash	107,316	(89,406)
Cash beginning of period	3,847	113,539

Cash, end of period	111,163	$24,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$51,039	$251,433
Cash paid during year for taxes	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued in settlement of debt	$160,286	$78,950
Common stock issued in settlement of preferred stock dividends	$472,500	$-
Debt issued in settlement of Accounts Payable	$$387,120	$-

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

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2010 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and Variable Interest Entity (“VIE”), JCMD. LLC (See note 11). All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

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

Such shares consist of the following at June 30, 2011 and 2010:

	2011	2010
Convertible debt	46,723,838	-
Conversion of Series A preferred stock	20,677,879	20,977,226
Options	2,790,000	1,000,000
Warrants	100,000	100,000
Conversion of Series C preferred stock	667	-
Totals	70,292,384	22,077,226

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency

The functional currency of the Company is the U. S. dollar. When a transaction is executed in a foreign currency, it is re-measured into U. S. dollars based on appropriate rates of exchange in effect at the time of the transaction. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate. The related translation adjustments are included in other comprehensive income and were not material during the three and nine months ended June 30, 2011. The resulting foreign currency transactions gains (losses), which were not material, are included in selling, general and administration expenses in the accompanying consolidated statements of operations.

Fair value of financial instruments

Cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The fair value of notes payable and short-term debt is estimated to approximate fair market value based on the current rates available to companies such as MWW.

Accounting for bad debt and allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2011 and September 30, 2010 approximated $20,000.

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

The Variable Interest Entity included in these condensed consolidated financial statements sold the only asset it owned, which was real estate subject to a lease with the Company, for $800,000 on November 30, 2010.  This sale resulted in a  loss of approximately $400,000 and left a remaining liability to the Small Business Administration of approximately $500,000 which is guaranteed by the Company.  As of the date of this filing, the Company has not received any specific demands or requests for payment on this loan. This loss was recorded as an impairment loss in the September 30, 2010 consolidated financial statements.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred financing costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized to financing expenses over the term of the related debt using the interest rate method. The amortization for the three and nine month periods ended June 30, 2011 was $32,983 and $98,948, respectively.  The amortization for the three and nine month periods ended June 30, 2010 was $32,983 and $98,948,respectively. Accumulated amortization of deferred financing costs were $554,956 and $456,008 at June 30, 2011 and September 30, 2010, respectively.

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

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The Company has incurred substantial recurring losses.  The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements during the nine month period ended June 30, 2011, the Company incurred a loss from continuing operations of approximately $1,121,000.The Company has available cash of approximately $111,000 at June 30, 2011.  During the nine months ended June 30, 2011, the Company’s operating activities used cash of approximately $174,000.  The Company’s working capital deficiency was approximately $3,584,000 and $4,373,000 as of June 30, 2011 and September 30, 2010, respectively.  The Company’s accumulated deficit was approximately $15,730,000 and $14,359,000 as of June 30, 2011 and September 30, 2010, respectively.  In addition, the Company has a stockholders’ deficit of approximately $7,072,000 and $6,722,000 at June 30, 2011 and September 30, 2010, respectively.  The Company has pledged all of its assets to Summit Financial Resources (Summit) as security for the Summit loan agreement.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

CT is a Class A Original Equipment painting facility and operates in a 46,000 square foot owned building in Baroda, which is in South Western Michigan. The Company invested approximately $2 million into this paint facility and expect the majority of future growth to come from this business.  The Company has restructured the management of this subsidiary and even though revenues are down, the Company has successfully gained more business opportunities than ever before.  These opportunities take time to develop before converted to revenue. CT is aggressively beginning to diversify to non-automotive paint applications (industrial equipment) which we believe will help stabilize the Company going forward.  CT currently has submitted quotes for new business opportunities aggregating approximately $20 million in revenue.

The Company entered into an Equity Credit Agreement (the “Agreement”) with Southridge Partners II, LP (“Investor”), whereby the Company would sell up to $5 million of the Company’s common stock for a period up to twenty four months following effectiveness of a registration statement for the Company’s common stock.  In connection with this Agreement, the Company agreed to issue the Investor a warrant to purchase up to 5 million shares of the Company’s common stock at an original exercise price of $0.001 or par value.  In connection with the agreement, the initial notice to exercise warrants was approved by the Company’s Board of Directors on April 27, 2011 for the issuance of 1,821,361 shares of common stock valued at $54,640 under the cashless exercise provision.  In addition, the final notice to exercise warrants was approved by the Company’s Board of Directors on May 17, 2011 for the issuance of 2,902,657 shares of common stock valued at $58,053 under the cashless exercise provision.  As of June 30, 2011 there are no outstanding warrants in connection with this agreement.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories

The inventories at June 30, 2011 and September 30, 2010 are as follows:

	June 30, 2011	September 30, 2010
Work in process	$45,164	$65,866
Finished goods	55,201	78,534
Totals	$100,365	$144,400

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LINE OF CREDIT

In August, 2009, the Company entered into a financing agreement with Summit Financial Resources L.P. (Summit) for a maximum borrowing of up to $1,000,000 maturing August 31, 2010. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all assets within the consolidation group have been pledged as collateral for the Summit facility.   The financing agreement was extended for one year through August 31, 2011.  The Company is evaluating the necessity of continuing this agreement and may terminate the relationship by August 31, 2011.

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

As of June 30, 2011, the advance balance due to Summit was $55,227. The interest rate at June 30, 2011 was 4.25%.

NOTE 7 - NOTES PAYABLE

At June 30, 2011 and September 30, 2010, notes payable consists of the following:

	June 30, 2011	September 30, 2010
JCMD Mortgage loan payable in monthly principal installments plus interest. Note secured by first deed of trust on real property and improvements located in Howell, MI. In addition to the Company the JCMD General Partners personally guarantee the loan. (*)	$-	$669,352
JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan was secured by a second deed of trust on real property and improvements located in Howell, MI. In addition to the Company the JCMD General Partners personally guarantee the loan The note is in default. (*)	489,755	538,800
Colortek Mortgage loan payable in monthly principal installments of approximately $5,961 with a fixed interest rate of 6.75% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary. (**)	593,708	620,595
Note payable issued February 16, 2011, due November 18, 2011 with interest at 8% per annum, unsecured, net of unamortized debt discount of $25,636	24,364	-
Note payable issued February 19, 2011, due contingent on certain events with interest at 5% per annum, unsecured, net of unamortized debt discount of $154,069	106,051	-
Note payable issued March 22, 2011, due on December 28, 2011 with interest at 8% per annum, unsecured, net of unamortized debt discount of $16,103	8,897	-
Note payable issued May 6, 2011, due February 10, 2012 with interest at 8% per annum, unsecured, net of unamortized debt discount of $24,107	5,893
Note payable issued on June 29, 2011, due July 1, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $249,321	679
Note payable, issued on January 10, 2011, due July 10, 2011, with interest at 7% per annum, unsecured	127,000	-
Other	-	35,214
Total	$1,356,347	$1,863,961

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

Note issued January 10, 2011

On January 10, 2011, the Company issued a Promissory Note for $127,000 in exchange for previously accrued accounting services.  The Note bears an interest rate of 7% per annum and matured on July 10, 2011.  Upon maturity of the note, since the Company has not pay the holder the principal and interest due, the holder has the right to convert all principal and interest into the Company's common stock at 75% of the average closing bid price of the Company's common stock during the five days preceding the date of maturity.  This is convertible into approximately 7.5 million shares of the Company’s common stock.

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

During the three and nine months ended June 30, 2011, the Company amortized $16,545 and $24,364, respectively, to current period operations as interest expense.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the described embedded derivative of $77,532 at June 30, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	406.84%
Risk free rate:	0.10%

At June 30, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $62,470 and $65,870 for the three and nine months ended June 30, 2011, respectively.

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

During the three and nine months ended June 30, 2011, the Company amortized $59,915 and $86,252 respectively, to current period operations as interest expense.

The fair value of the described embedded derivative of  $276,113 at June 30, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	406.84%
Risk free rate:	0.19%

At June 30, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $180,505 and loss of $35,791 for the three and nine months ended June 30, 2011, respectively.

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

During the three and nine months ended June 30, 2011, the Company amortized $8,096 and $8,897, respectively,  to current period operations as interest expense.

The fair value of the described embedded derivative of $40,498 at June 30, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	406.84%
Risk free rate:	0.10%

At June 30, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $30,465 and $43,247 for the three and nine months ended June 30, 2011, respectively.

Note issued May 6, 2011

On May 6, 2011, the Company issued a $30,000 Convertible Promissory Note that matures on February 10, 2012. The note bears interest at a rate of 8% and will be convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 55% of the lowest three trading days 10 days prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on May 6, 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $52,318 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	438.48%
Risk free rate:	0.7%

The initial fair value of the embedded debt derivative of $52,318 was allocated as a debt discount up to the proceeds of the note ($30,000) with the remainder ($22,318) charged to current period operations as interest expense.

During the three and nine months ended June 30, 2011, the Company amortized $5,893 to current period operations as interest expense.

The fair value of the described embedded derivative of $52,122 at June 30, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	406.84%
Risk free rate:	1.9%

At June 30, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $196 for the three months ended June 30, 2011.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note issued June 29, 2011

On June 29, 2011, the Company issued a $250,000 Convertible Promissory Note that matures on July 1, 2012. The note bears interest at a rate of 8% and will be convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of the lower of the lowest of a) conversion rate offered for any other financial instrument or b) $0.04 per share.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on March 22, 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $440,372 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	406.84%
Risk free rate:	0.19%

The initial fair value of the embedded debt derivative of $440,372 was allocated as a debt discount up to the proceeds of the note ($250,000) with the remainder ($190,372) charged to current period operations as interest expense.

During the three and nine months ended June 30, 2011, the Company amortized $679 to current period operations as interest expense.

The fair value of the described embedded derivative of $439,983 at June 30, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	406.84%
Risk free rate:	0.19%

At June 30, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $389 for the three months ended June 30, 2011.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
Preferred dividends payable	$236,250	$472,500
Consulting fees	52,000	112,200
Interest	180,091	163,202
Payroll and other	205,911	135,494
Totals	$674,252	$883,396

NOTE 9 - CAPITAL STOCK

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

Series A Preferred stock

As of June 30, 2011 and September 30, 2010, the Company had 3,500,000 shares issued and outstanding.

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

In accordance with Accounting Standards Codification subtopic 470-20, Debt, Debt with Conversions and Other Options (“ASC 470-20”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Series A Preferred Stock. The Company allocated a portion of the proceeds equal to the fair value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature to additional paid-in capital and a charge as preferred stock dividend. The fair value of the imbedded beneficial conversion feature was determined using the Black-Scholes Option Pricing Model which approximates the fair value measured using the Binomial Lattice Model with the following assumptions: Dividend yield: $-0-; Volatility: 406.84%, risk free rate: 0.19%.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of September 30, 2010 and at June 30, 2011, the fair value was  measured using the Binomial Lattice Model and the following assumptions:

	June 30,	September 30,	Date of
	2011	2010	issuance

Imbedded Conversion Feature:
Risk-free rate	0.19%	0.42%	4.55%
Annual rate of dividends	0	0	0
Volatility	406.84%	336.73%	146.64%
Weighted Average life (years)	0.82	1.56	5.0

Fair Value	$341,758	$1,186,670	$1,971,115

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

ASC 815 was implemented in the first quarter of Fiscal 2010 and is reported as the cumulative effect of a change in accounting principles.  At October 1, 2009, the cumulative effect on the embedded conversion feature was recorded as decrease in accumulated deficit of $1,971,115.  As of June 30, 2011 the derivative liability associated with the embedded conversion features of the Series A Preferred stock  was revalued, the decrease in the derivative liability of $42,541 and $844,912  for the three and nine months ended June 30, 2011 is included as an increase of a gain on change of fair value of derivative liabilities in the Company’s condensed consolidated statement of operations.

Series B Preferred stock

As of June 30, 2011 and September 30, 2010, the Company has 1,192,308 shares of Series B Preferred Stock issued and outstanding.

Series C Preferred stock

On May 4, 2011, the Company designated the issuance of a Series C preferred stock with the following attributes:

Par value:	$0.001 per share

Stated value:	$1,000 per share

Voting rights:	None

As of June 30, 2011, the Company has 100 shares of Series C Preferred stock issued and outstanding.

Conversion rights:  Each share of Series C Preferred stock is convertible at a conversion price of $0.15 per share based on the initial stated value at issuance.

Liquidation rights:  Upon any liquidation, dissolution or winding up of the Company, the holders shall be entitled to receive out of the assets an amount equal to the Stated Value, plus any accrued and unpaid dividends before payment is made to the holders of junior securities.   Junior securities is defined as common stock or all other common stock equivalents of the Company other than those securities which are explicitly senior or pari passu to the preferred stock.

During the three months ended June 30, 2011, the Company issued an aggregate of 100 shares of Series C preferred stock for $100,000.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 27, 2011, the Company issued an aggregate of  3,621,362 shares of common stock in exchange for services valued at $108,641.  These shares were valued at $0.03 per share, which was the trading price on April 27, 2011.

On May 17, 2011, the Company issued 2,902,657 shares of common stock in exchange for services valued at $58,053.  These shares were valued at $0.02 per share, which was the trading price on May 17, 2011

On May 25, 2011, the Company issued 378,143 shares of common stock in exchange for a convertible note and related accrued interest of $26,470.  These shares were valued at $0.07 per share, which was the effective conversion rate of the underlying note.

NOTE 10 - STOCK OPTIONS

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of June 30, 2011:

		Options Outstanding	Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$0.17	2,200,000	9.90	.017	-
$0.30	490,000	6.15	$0.30	490,000
$0.30	100,000	.17	$0.30	100,000
	2,790,000	8.90	$0.30	590,000

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended June 30, 2011, the Company granted an aggregate of employee 2,200,000 stock options with an exercise price of $0.017 expiring ten years from the date of issuance and vesting at a rate of 25% every six months. The fair values were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 418.05%; and Risk free rate: 3.07%.

The fair value of all employee options vesting charged to operations in the three and nine months ended June 30, 2011 were $3,008 and $6,895, respectively and for the three and nine months ended June 30, 2010 were $1,943 and $5,831.

Transactions involving options issued to employees are summarized as follows:

	Weighted Average	Weighted Average Exercise
	Number of Options	Price per Share
Outstanding, September 30, 2010	590,000	$.30
Granted	2,200,000	0.017
Exercised	-	-
Canceled or expired	-	-
Outstanding, June 30, 2011	2,790,000	0.08

Non employee options

As of June 30, 2011, all non employee options expired.

Transactions involving options issued to non-employees are summarized as follows:

	Weighted Average Number of Options	Weighted Average Exercise Price per Share
Outstanding, September 30, 2010	1,000,000	$0.10
Granted / Exercised	-	-
Canceled or expired	(1,000,000)	(0.10)
Outstanding, June 30, 2011	-	$-

Warrants

The following table summarizes the warrants outstanding as of June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.30	100,000	0.25	$0.30	100,000	$0.30

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transactions involving warrants are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding, September 30, 2010	100,000	0.30
Granted	5,000,000	-
Exercised	(4,900,000)	-
Canceled or expired	(100,000)	-
Outstanding, June 30, 2011	100,000	$0.30

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

Included in the Company's consolidated balance sheets at June 30, 2011 and September 30, 2010 are the following net assets of JCMD:

	June 30, 2011	September 30, 2010
ASSETS (JCMD)
Cash and cash equivalents	$-	$755
Accounts receivable, prepaid expenses and other current assets	193,433	150,400
Total current assets	193,433	151,155
Property, plant and equipment, net	-	800,000
Total assets	193,433	951,155

LIABILITIES:
Current portion of long term debt	489,755	1,208,152
Accounts payable and accrued liabilities	180,091	233,251
Total current liabilities	669,846	1,441,403
Total deficit	(476,413)	(490,248)
Total liabilities and deficit	$193,433	$951,155

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated results of operations include the following for the three months ended June 30, 2011 and 2010:

	June 30,	June 30,
	2011	2010
Revenues	$0	$51,000
Cost and expenses – real estate: Operating expenses (reimbursements), net	(9,011)	4,099
Depreciation	0	8,001
Interest, net	19,418	33,065
Total costs and expenses	(10,407)	45,165
Operating income (loss)– Real estate	$(10,407)	$5,835

Consolidated results of operations include the following for the nine months ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Revenues	$34,000	$119,000
Cost and expenses - real estate: Operating expenses, net	755	13,743
Depreciation	-	24,001
Interest, net	19,410	94,215
Total costs and expenses	20,165	131,959

Operating income (loss)-Real estate	$13,835	$(12,959)

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2011:

		Fair Value Measurements at June 30, 2011 using:
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:

Derivative liabilities	$1,228,005			$1,228,005

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2011:

Derivative Liability
Balance, October 1, 2010	$1,186,670
Total (gains) losses
Initial fair value of debt derivatives at note issuances	960,157
Mark-to-market at June 30, 2011:
- Embedded debt derivatives	(78,041)
- Reset provisions relating to Series A preferred stock	(840,781)

Balance, June 30, 2011	$1,228,005

Net gain for the period included in earnings relating to the liabilities held at June 30, 2011	$923,703

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The assets and liabilities of the discontinued operations as of June 30, 2011 and September 30, 2010 were as follows:

Assets:

	June 30, 2011	September 30, 2010
Cash	$-	$-
Accounts receivable	-	-
Inventories	-	-
Prepaid expenses and other assets	-	-
Total current assets	-	-
Other assets of discontinued operations	-	-
Assets of discontinued operations	$-	$-
Liabilities:
Accounts payable	$492,006	$492,006
Line of credit	-	-
Liabilities of discontinued operations	$492,006	$492,006

The Results of Operations for the three month periods ended June 30, 2011 and 2010 are as follows:

	June 30, 2011		June 30, 2010
Sales		$-	$-
Cost of sales		-	-
Gross profit (loss)		-	-

Operating Costs:
Selling, general and administrative		-	-
Depreciation and amortization		-	-
Total operating costs		-	-
Net loss from operations		-

Other loss		-	(27,789)
Net loss	$		$(27,789)

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Results of Operations for the nine month periods ended June 30, 2011 and 2010 are as follows:

	June 30, 2011		June 30, 2010
Sales		$-	$316,110
Cost of sales		-	266,556
Gross profit (loss)		-	49,554

Operating Costs:
Selling, general and administrative		-	153,543
Depreciation and amortization		-	11,639
Total operating costs		-	165,182
Net loss from operations		-	(115,628)

Other income (expense), net		-	(289,389)
Net loss	$		$(405,017)

NOTE 14 - SUBSEQUENT EVENTS

The Company entered into the following sales of convertible debentures in July, 2011.  The term of these debentures is one year in duration, includes interest at 16 % per annum, and includes a conversion feature into common stock at $.04 per share, subject to adjustment.

•
July 1, 2011, $25,000 convertible debenture due July 1, 2012.  In connection with this agreement, the Company issued the Investor a warrant to purchase up to 625,000 shares of the Company’s common stock at an original exercise price of $0.04. The Warrant is subject to adjustment for certain events such as stock dividends and splits or certain dilutive issuances of securities by the Company.

•
July 15, 2011, $100,000 convertible debenture due July 15, 2012.   In connection with this agreement, the Company issued the Investor a warrant to purchase up to 2,500,000 shares of the Company’s common stock at an original exercise price of $0.04. The Warrant is subject to adjustment for certain events such as stock dividends and splits or certain dilutive issuances of securities by the Company.

•
July 20, 2011, $15,000 convertible debenture due July 20, 2012.  In connection with this agreement, the Company issued the Investor a warrant to purchase up to 375,000 shares of the Company’s common stock at an original exercise price of $0.04. The Warrant is subject to adjustment for certain events such as stock dividends and splits or certain dilutive issuances of securities by the Company.

•
July 21, 2011, $35,000 convertible debenture due July 21, 2012.  In connection with this agreement, the Company issued the Investor a warrant to purchase up to875,000 shares of the Company’s common stock at an original exercise price of $0.04. The Warrant is subject to adjustment for certain events such as stock dividends and splits or certain dilutive issuances of securities by the Company.

On August 1, 2011, the Company issued 100,000 shares of stock to a key vendor (valued at approximately $2,000) as additional compensation for services rendered.

The Company is in default of a certain note payable in the amount of $127,000 because it has not been able to make payment on the due date, or July 10, 2011.  As a result of this default, the note holder has the right to shares of common stock in the Company, at a conversion price equal to 75 % of the average price for the five days prior to the maturity date of such note, which approximates 7,500,000 shares of the Company’s common stock.

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

On April 29, 2011 the Company entered into an agreement with Southridge Partners II, LP whereby they issued 40 shares of Series C preferred stock at $1,000 per share.  On May 17, 2011, the Company entered in an agreement with Southridge Partners II, LP where by they issued 60 shares of Series C preferred stock at $1,000 per share. The Company received $100,000 from these transactions.

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

The Company entered into the following sales of convertible debentures in July, 2011.  The term of these debentures is one year in duration, includes interest at 16 % per annum, and includes a conversion feature into common stock at $.04 per share, subject to adjustment.

•	July 1, 2011, $25,000 convertible debenture due July 1, 2012.

•	July 15, 2011, $100,000 convertible debenture due July 15, 2012.

•	July 20, 2011, $15,000 convertible debenture due July 20, 2012.

•	July 21, 2011, $35,000 convertible debenture due July 21, 2012.

On August 1, 2011, the Company issued 100,000 shares of stock to a key vendor (valued at approximately $2,000) as additional compensation for services rendered.

The Company is in default of a certain note payable in the amount of $127,000 because it has not been able to make payment on the due date, or July 10, 2011.  As a result of this default, the note holder has the right to shares of common stock in the Company, at a conversion price equal to 75 % of the average price for the five days prior to the maturity date of such note.

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

A large part of the fulfillment program is enhanced by the fact that MWW owns CT, it’s the Class A paint facility.  MWW, through CT, provides painted products to their customers at the Vehicle Processing Centers as well as through other strategic alliance partners to large domestic and foreign automotive manufacturers, thus accelerating MWW”s efforts for customer diversification.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the nine months ended June 30, 2011, we used $173,614 of cash flow in operations, which was primarily the result of our incurred loss from continuing operations of $1,120,715.

INVESTING ACTIVITIES. During the nine months ended June 30, 2011, net cash used by investing activities was $7,547 for the purchase of equipment.

FINANCING ACTIVITIES. During the nine months ended June 30, 2011, net cash flow provided by financing activities amounted to $288,477 primarily from short term notes and sale of our Series C preferred stock. The net cash flow from our borrowing were used to finance our operating activities  and to pay down our line of credit.

MWW expects its regular capital expenditures to be approximately $160,000 for fiscal 2011. These anticipated expenditures are for continued investments in property, tooling, and equipment used in our business.  We have  identified several potential sources of funds to accommodate this capital need, but have not entered into any definite agreements yet.

The independent registered public accounting firm’s report on our September 30, 2010 financial statements states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raises substantial doubts about the our ability to continue as a going concern.  These unaudited condensed consolidated financial statements as of June 30, 2011 do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company has reduced cash required for operations by significantly reducing operating costs and reducing staff levels. In addition, the Company is managing its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position and pursue additional advantageous financing opportunities.

The Company's existence is dependent upon management's ability to develop profitable operations. In addition, at June 30, 2011, the Company was in default on certain secured credit facilities.

In April and May, 2011, the Company issued 100 shares of Series C preferred stock in exchange for $100,000 from Southridge Partners II, LP,

As of June 30, 2011 we had working capital deficit of approximately $3,584,000. We reported negative cash flow from operating activities of $173,614, negative cash flow from investing activities of $7,547 and positive cash flow from financing of $288,477 due primarily to additional borrowings and sale of our preferred stock.

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

At June 30, 2011, the derivative liability fair value, net with additions, increased to $1,228,005 resulting in non-cash income for the nine months ended of $923,703 and for the three months ended of $317,837.  The changes in the market price of our common stock has affected the fair value of the derivative liability.

NET LOSS decreased by $227,741 to a loss of ($1,120,715) from a loss of ($1,348,456). The decrease was primarily attributed to reductions in our operating expenses for the nine months ended June 30, 2011 as compared to the same period last year.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2011 TO THE THREE MONTHS ENDED JUNE 30, 2010:

 Revenues

Net revenues were approximately $449,235 for the quarter ended June 30, 2011. Our revenues decreased approximately $600,000 from the quarter ended June 30, 2010. This 57% decrease is due to changing vehicle models which is normal when new models are going to be launched and customers are not accessorizing existing models in their effort to reduce inventory levels.  We are currently in the design phase of creating new spoilers and body-side moldings for the new vehicles which were originally expected to be launched this summer, have been delayed due to weakened demand for vehicles and the recent problems in Japan.  The company now expects this launce to be in the fall – winter 2011- 2012.   The Company is quoting on numerous paint projects and working on new Toyota programs for the 2011 and 2012 programs that are expected to provide revenue growth.

GROSS PROFIT

MWW's gross profit margin as a percentage of revenues were 17.5% for the quarter ended June 30, 2011 as compared to 44.7% for the same period last year as a result of decreased revenue and a certain minimum level fixed costs.  We are quoting on higher profit margin products for 2011 and expect an improvement in margins as we get further into 2011.

The primary components of cost of sales are direct labor and cost of parts and materials. As we move into the fourth quarter of the year, we expect sales levels to increase and our gross profit will become stabilized.

OPERATING EXPENSES

Selling, general, and administrative expenses were $359,579, 80% of revenues, for the quarter ended June 30, 2011 compared to $732,102, 70 % of revenues, during the quarter ended June 30, 2010. The increase in costs as a percent of revenues is attributable to the decrease in revenues and a minimum level of fixed cost somewhat offset with management’s stringent efforts to reduce overhead costs.

Significant components of operating expenses consist of professional fees, salaries, and business insurances.  The Company has been reducing head count which is driving the decrease in costs, but with declining revenues, the operating expenses have increased as a percentage of revenue.  With increasing revenues these headcount levels will be adjusted accordingly.

OTHER INCOME (EXPENSES)

Financing expenses were $585,146 and $84,367 for the quarters ended June 30, 2011 and 2010, respectively. This increase is due primarily to added interest costs associated with new debt issuances offset with the elimination of the bank debt on the building in Howell Michigan and the reduced borrowing levels against our line of credit

In addition, we incurred a non-cash gain from the change in fair value of our derivative liability of $317,837 for the three months ended June 30, 2011 as compared to a non-cash gain of $994,018 for same period last year. The change in our derivative liability was due primarily to the changes in the market value of our common stock from March 31, 2011.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 2011 TO THE NINE MONTHS ENDED JUNE 30, 2010.

SALES. Net sales during the nine month period ended June 30, 2011 were $1,309,098, a decrease of $1,914,824, or 59.4%, compared to $3,223,922 during the same period last year. This decrease was due primarily to decreased demand and supply of vehicles through the Vehicle Processing Centers, which was the direct result of the environmental tragedy in Japan.

GROSS MARGINS. Gross margins for the nine months ended June 30, 2011 decreased  to 14.0% from 35.7 % in the same period of 2010 due to higher costs of labor and materials.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses decreased by $1,572,255 to $1,267,348 during the nine month period ended June 30, 2011, compared to $2,839,603 in the same period last year. The decrease was attributable to major cost containment and restructuring activities within the Company.

OPERATING (LOSS). Operating loss decreased by $603,034 to a loss of ($1,083,763) during the first nine months of  2011, compared to a net operating loss of ($1,686,797) in the same period last year. This decrease was primarily attributable to the reduced operating expenses incurred by the Company.

FINANCING EXPENSE. For the nine months ended June 30, 2011, our financing expense increased to $971,688 from $290,208, an increase of 235 % over the same period prior year. The increase was primarily related to the mark to market adjustments on notes payable and the significant costs incurred directly related to fund raising activities.

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

NET LOSS decreased by $227,741 to a loss of ($1,120,715) from a loss of ($1,348,456).

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various others assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.  While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Accounting for variable interest entities

•	Revenue recognition

•	Inventories

•	Allowance for doubtful accounts

•	Stock based compensation

•	Derivative liability

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

 Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. The allowance for doubtful accounts was approximately $20,000 at June 30, 2011 and September 30, 2010.

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

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2011, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses previously found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

(10)(22) $50,000 convertible note, dated Feb 16, 2011, Asher
(10)(23) $25,000 convertible note, dated March 22, 2011, Asher
(10)(24) $30,000 convertible note, dated May 6, 2011, Asher
(10)(25) $127,000 convertible promissory note, dated Jan. 10, 2011, RBSM, LLP
(10)(26) $250,000 senior convertible debenture, dated June 29, 2011, Hillair
(10)(27) $260,120 promissory note and stock pledge agreement, dated Feb 19, 2011, Rainer Poertner
(10)(28) Series C convertible preferred stock agreement, dated April 29, 2011, Southridge
(10)(29) Series C convertible preferred stock agreement, dated May 17, 2011, Southridge
(10)(30) Public relations, promotion and marketing agreement, April 28, 2011 – August 28, 2011, Stock Vest

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETING WORLDWIDE CORPORATION

BY:	/s/ CHARLES PINKERTON
NAME: CHARLES PINKERTON
TITLE: CHIEF EXECUTIVE OFFICER
Date: August 15, 2011

 Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ MICHAEL WINZKOWSKI
NAME: MICHAEL WINZKOWSKI
TITLE: PRESIDENT, CHAIRMAN OF THE BOARD,
SECRETARY AND SOLE DIRECTOR
Date: August 15, 2011

BY:	/s/ JAMES E. DAVIS
NAME: JAMES E. DAVIS
TITLE: CHIEF FINANCIAL OFFICER
Date: August 15, 2011

BY:	/s/ CHARLES PINKERTON
NAME: CHARLES PINKERTON
TITLE: CHIEF EXECUTIVE OFFICER
Date: August 15, 2011