Form 10-K
period 2011-09-30
MARKETING WORLDWIDE CORP
filed 2012-01-18
CIK 1278363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934 For the fiscal year ended September 30, 2011

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
$.001 PAR VALUE COMMON STOCK
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ . No ☒ .

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

The aggregate market value of the Registrant's common stock held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on March 31, 2011 was $795,754.

At January 17, 2012, there were 148,997,630 shares of $.001 par value common stock issued and outstanding.

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

In previous reporting periods, the Company had a 100 % German subsidiary, Modelworxx, GmbH (“MWX”).  As the direct result from the world-wide economic recession, MWX was forced to file insolvency in the German legal system.  This filing was done in February, 2010 and MWWC has not been provided any final determination from the German courts and does not expect to receive any further communication..  The Company reported this transaction as discontinued operations in the reported consolidated financial statements.

Marketing Worldwide, LLC (“MWW”)

MWW is a global design, engineering, manufacturer and fulfillment firm serving some of the world’s leading automotive and industrial manufacturers, providing products and services to Automotive and Industrial Original Equipment Manufacturers along with accessories for the customization of vehicles and delivers its products to certain Vehicle Processing Centers primarily in North America.  MWW operates in a 23,000 square foot leased building in Howell Michigan.

The primary automotive accessory products provided by MWW are blow-molded spoilers (bridge and lip), front and rear fascia systems, side skirts, door panels, extruded body-side moldings and interior dash components.  During 2011, we have identified several new business partners to drive more product sales and expect fiscal year 2012 to be greater than 2011.

MWW’s programs are sold not only to Automotive and Industrial Original Equipment Manufacturers but also directly to vehicle processing centers and distributors located primarily in North America. These vehicle processing centers and distributors receive a continuous stream of new vehicles from the foreign and domestic automobile manufacturers for accessorization, customization, and subsequently, distribution into the domestic dealer distribution network. Distributors also sell MWW’s accessories directly to their dealers and end customers.  The industrial partners are expecting just-in time inventory delivery to their large assembly plants in the U.S. and Europe.

MWW's business model empowers its customers to make the selection of various accessories (sold by MWW) later in the production cycle, thus improving time to market for their automobiles and faster reaction to the dynamically changing demand of its customers. The principal MWW products sold during the last two fiscal years include Automotive Body Components such as:

* Rear Deck Spoilers
* Body Side Moldings
* Front Fascia Systems
* Side Skirts
* Door Panels
* Interior Components

Several of the vehicles MWW currently provides accessories to are changing models next year and will provide additional growth opportunities. Based on expertise and space available in its Baroda plant,  MWW is also negotiating to provide fulfillment activities for new customers, going beyond the Company’s original business plan, meaning MWW will receive, store and ship products that are designed and manufactured by other unrelated companies.

Colortek, Inc. (“CT”)

CT is a wholly owned Class A Original Equipment painting facility and operates in a 46,000 square foot owned building in Baroda, which is in South Western Michigan. We invested approximately $2 million into this paint facility and expect the majority of our future growth to come from this business.  We have restructured the management of this subsidiary and have successfully gained more business opportunities than ever before.  CT is aggressively beginning to diversify to non-automotive paint applications (household goods and construction equipment) which we believe will help stabilize the Company going forward during 2012.

RECENT DEVELOPMENTS

In September, 2009, the Company entered into a new loan agreement with Summit Financial to borrow up to $1,000,000. MWW pledged all of its inventory, equipment, accounts receivable, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan. The financing arrangement expires on August 31, 2012, unless extended by both parties.

Effective February, 2010, the Company’s German subsidiary, ModelWorxx GmbH filed insolvency.  The Company has not received final resolution of this matter from the German courts.  The net liabilities of the 100 % owned subsidiary are included in the reported consolidated financial statements of the Company.  The income and expense accounts of ModelWorxx have been reclassified and its operations have been treated as a loss from discontinued operations in these consolidated financial statements.

As part of the continued restructuring of the Company, the Board hired a new Chief Executive Officer, Charles Pinkerton, to further and accelerate the turnaround efforts.  To date, the Company has reduced labor by 40 % and occupancy cost by 80%.  Under the new leadership of Mr. Pinkerton, the Company has increased new revenue opportunities ten-fold.

PRODUCTS IN DEVELOPMENT

During 2010, MWW significantly expanded its customer base securing new automotive projects for Chevrolet, Ford, Mazda, Subaru, and Hyundai. One of the most important developments is our recent move into the automotive interior supply chain, securing programs for both the Ford F-150 truck line and the Chevrolet Sonic. These are two very crucial developments in the MWW market diversification effort and a corner stone for future revenue generation.

During 2010, MWW began and has partially concluded the certification and approval process with GSI International providing us with substantial Industrial opportunities well into the future.

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

Colortek, Inc. is currently manufacturing products for several domestic and import automotive manufacturers along with negotiating to provide painting services to both the industrial and construction industries.  Colortek satisfies a growing marketplace market where lower volume painting releases and Class A production quality are demanded.

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

A large part of the fulfillment program is enhanced by the fact that MWW owns CT, the Class A paint facility.  MWW, through its relationship with CT, provides painted products to their customers at the Vehicle Processing Centers as well as through other customers.  CT has continued developing its own customers independent of MWW and MWW’s customers, hence providing more diversification.  It now seems that MWW’s capacity to produce products efficiently in this segment of the market and satisfy the need for smaller but more frequent production runs is happening as large faculties are considering shutting down their robotic facilities and moving their business to small manufacturers such as MWW, who can execute these production runs cost effectively.  We are in negotiations with several of these types of opportunities.

MAJOR CUSTOMERS

MWW's major customers in North America are the Toyota Vehicle Processing Centers, Domestic and Imported Automobile Manufacturers, Industrial Equipment Manufactures as well as a variety of tier 2 and tier 3 manufacturers to the auto industry.

Colortek paints for MWW as well as several tier one and two companies and continued growth is expected to be achieved from the Colortek niche Class A paint facility.

For the year ended September 30, 2011, MWW was dependent upon four (4) customers for 95.18% of its revenue. Customer #1, Customer #2, Customer #3, and Customer #4 represented 36.57%, 32.70%, 20.37% and 5.53% of revenue, respectively. Moreover, 96.51% of our accounts receivable at September 30, 2011 were due from these four (4) customers. For the year ended September 30, 2010, MWW was dependent upon four customers for 99.5% of its revenue. Customer #1, Customer #2, Customer #3, and Customer #4 represented 35.3%, 24%, 20.4%, and 19.8% of revenue, respectively. Moreover, 97.2% of our accounts receivable at September 30, 2010 were due from four customers.

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
SUPPLIERS

MWW has established relationships with a group of global suppliers that deliver quality materials for the production of add-on components to MWW.  MWW believes there are numerous sources for the raw materials used in its products and a loss of any of these suppliers would not impact MWW’s performance negatively.  For the year ended September 30, 2011 MWW had 5 suppliers that aggregating 71.54% represented greater than 10% of our total purchases.  Supplier 1, Supplier 2, Supplier 3, Supplier 4 and Supplier 5 represented 21.75%, 15.99%, 13.27%, 10.28% and 10.26% of purchases made from suppliers respectively.  For the year ended September 30, 2010, MWW made 60.64% of its purchases from five suppliers; Supplier 1, Supplier 2, Supplier 3, Supplier 4 and Supplier 5 represented 13.11%, 12.63%, 12.09%, 12.08%, and 10.74% respectively.

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

MWW believes that its competitive edge lies in its extensive resources in design, engineering, Class A painting and sales. MWW focuses on the expansion of its internal capabilities and improved utilization of resources between its headquarters and its wholly owned subsidiaries and the careful cultivation of long-term relationships, in contrast to simply selling products to multiple anonymous customers. By making sure MWW customers will remain satisfied clients, MWW is not only stabilizing and growing its client roster and assuring revenue growth, but also simultaneously building and maintaining barriers of entry for competitors.

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

EMPLOYEES

MWW has an elastic work-force, with as few as 10 employees, and as many as 50 employees, depending on the number of projects currently being worked on. Management believes that the structure of its workforce allows MWW to scale its overhead according to the scope of its design, tooling, assembly and manufacturing requirements throughout the year. MWW plans to add employees in the future.

ITEM 1A.  RISK FACTORS

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE MARKET PRICE OF OUR SECURITIES.

If any of the following material risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading prices and volume of our common stock could decline, and you could lose all or part of your investment. You should buy shares of Marketing Worldwide Corporation common stock only if you can afford to lose your entire investment. success is dependent on the creative, technical, financial, administrative, logistical, design, engineering, manufacturing and other contributions of the current employees and officers of the Company.  Founders of Marketing Worldwide Corporation, Michael Winzkowski and James Marvin have taken on different roles.  Winzkowski has relinquished the role of CEO and is now active as Chairman of the Board and President of MWW.  Mr. Marvin has resigned and no longer has any management activities at MWW.  These individuals originally established the relationships with our customers and suppliers and have turned this role over to the new CEO, Charles Pinkerton and CFO, James Davis. The loss of either Pinkerton or Davis could cause a disruption in our operations that could cause a decline in the level of revenue and the operating margins reported by the company. In the short term, it would be difficult to duplicate the relationships, industry experience, and creativity of Mr. Pinkerton and Mr. Davis. The loss of one or both might substantially reduce our revenues and growth potential, although the recent departure of Mr. Davis had been compensated for with existing management resources.

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

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT CONTAINS AN EXPLANATORY PARAGHRAPH WHICH HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING

In their report dated January 17, 2012, our independent registered public accounting firm stated that our consolidated financial statements for the year ended September 30, 2011 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors' doubts are based on our recurring net losses, deficits in cash flows from operations and stockholders’ deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors' doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

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

The vehicle processing centers for Toyota are all key customers. These customers issue short term contracts (12 months) or blanket purchase orders to us that remain open during the life of an accessory program or the extended term.

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

THERE IS A GRADUALLY EMERGING PUBLIC MARKET FOR MWW'S SECURITIES AND YOU MAY HAVE DIFFICULTIES TO LIQUIDATE YOUR INVESTMENT.

Trading volume of MWW stock (MWWC) has been increasing, with a closing ask price of $0.01 on December 31, 2011. If a market for MWW's common stock continues to develop slowly; the stock price may be volatile. No assurance can be given that any market for MWW's common stock will be maintained. The sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities Act Rules by members of management or others may have a substantial adverse impact on any such market.

WE HAVE IDENTIFIED WEAKNESSES IN OUR INTERNAL CONTROLS.

Our management has concluded that our internal control over financial reporting was not effective as of September 30, 2011, as a result of several material weaknesses in our internal control over financial reporting. Descriptions of the material weaknesses are included in Item 9A (T), "Control and Procedures", in this Form 10-K.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2011 fiscal year and that remained unresolved.

ITEM 2. PROPERTIES

MWW's principal executive office is located at 2212 Grand Commerce Dr., Howell, MI 48855. The facility has three truck wells, two ground doors, a technical development enclosure, 20 foot ceilings, additional office space and more parking. The land for the executive office consists of 2.3 acres. The building is approximately 24,000 square feet.

The facility was built to suit MWW's requirements and specifications. JCMD, the Limited Liability Company owned by the previous two founders of MWW, built the facility and leased the property to MWW under the terms of a three year lease agreement.  JCMD borrowed funds to build the facility, and due to the downturn in the overall economic environment and MWW’s inability to remain current on the rent payments to JCMD, JCMD was not able to continue making its mortgage payments and defaulted on the loan.  JCMD negotiated the sale of the real estate to a third party, whom has entered into a lease agreement with MWW.   The Company entered into a three (3) year lease with the buyer of the property described above.  The general terms of the lease calls for monthly payments beginning December 1, 2010 of $6,666.67 ($80,000 annually) for the first year; $7,083.34 ($85,000 annually) per month for the second year; $7,416.67 ($89,000 annually) per month for the third, or final, year of the lease.  The total rent due over the three year period is $254,000. The Company is responsible for all property taxes, maintenance and utilities associated with the property.  As of November 16, 2011 has reduced the size of the space required at this facility and is no longer responsible for the property taxes, maintenance and utilities associated with the property.

Our subsidiary, Colortek, Inc. has a 42,000 square foot facility on 20 acres located in Baroda, Michigan. The facility is owned by MWW and is financed by Edgewater Bank. The mortgage is scheduled for a balloon payment in July of 2013. The Mortgage note balance at September 30, 2011 was $587,026 with a 180 month term and a fixed interest rate of 6.75%. The current monthly payment is $5,962. In accordance with the mortgage loan agreement, we are currently in default.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

At January 17, 2012, there were 148,758,612 shares of common stock issued and outstanding. There are 10,065,000 shares of common stock that are subject to outstanding options and warrants to purchase common stock. On January 17, 2012 the closing ask price of our common stock was $0.01 per share.

The common stock of MWW commenced trading on the OTCBB on September 14, 2006. The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of the Common Stock as reported on the OTCBB.  Such quotations reflect inter-dealer quotations without retail mark-up, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
FISCAL YEAR ENDED SEPTEMBER 30, 2011

Fourth Quarter	$0.02	$0.01
Third Quarter	0.02	0.02
Second Quarter	0.02	0.02
First Quarter	0.02	0.02

FISCAL YEAR ENDED September 30, 2010

Fourth Quarter	0.13	0.02
Third Quarter	0.12	0.02
Second Quarter	0.28	0.06
First Quarter	0.30	0.08

At December 31, 2011 MWW had 53 common stockholders of record and the share price was $0.01. MWW has not declared any cash dividends on its common equity for the last two years. It is unlikely that MWW will pay dividends on its common equity in the future and is likely to retain earnings and issue additional common equity in the future.

ITEM 6.  SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various others assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.  While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. There was $20,000 and $20,000 allowance for doubtful accounts at September 30, 2011 and 2010, respectively.

STOCK BASED COMPENSATION

At times we issue stock in exchange for payment of certain liabilities or payment of services, including employees in the form of compensation or professional service providers in the form of consulting or other fees.  We value the stock issued at the price in which it is trading on the open market.

DERIVATIVE LIABILITIES

The Company’s Series A Preferred Stock, convertible debt and certain warrants have reset provisions to the exercise price if the Company issues equity, or a right to receive equity, at a price less than the exercise prices. The Company utilizes the Binomial Lattice Model formula for determining the estimated fair value.

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2011 TO THE YEAR ENDED SEPTEMBER 30, 2010

Revenues

Net revenues were approximately $1.9 million for the year ended September 30, 2011. Our revenues decreased $2,116,102 from the year ended September 30, 2010. This 52.58% decrease is attributable to the fact we are focusing on our core business, which includes painting, seat heaters, spoilers and body-side moldings.   The Company is quoting on numerous paint projects and working on new programs for the 2012 and 2013 programs that are expected to provide continued revenue growth.

GROSS PROFIT

For the fiscal year ended September 30, 2011, MWW's gross profit was $64,890 (3.40%) compared to $ 1,142,616 (28.39%) for the fiscal year ended September 30, 2010. MWW sold a greater percentage of its lower margin products in 2011 than in 2010.  MWW's gross profit margin is influenced by a number of factors and gross margin may fluctuate based on changes in the cost of supplies and product mix.

The primary components of cost of sales are direct labor and cost of parts and materials.  The Company has reduced head count which has driven the improvement in gross profit. The cost of parts and materials have been consistent from year to year.

OPERATING EXPENSES

Selling, general, and administrative expenses were $1,712,760 (89.76 % of revenues) in 2011 compared to $3,129,648 (77.77 % of revenues) during 2010. The decrease in costs is attributable to management’s stringent efforts to reduce overhead costs.

Significant components of operating expenses consist of professional fees, salaries, and impairment losses.

OTHER INCOME (EXPENSES)

Financing expenses were $1,770,169 in 2011 compared to $367,760 during 2010. The increase is due to forbearance charges by our bank while in default of our real estate mortgage plus the change on the working capital portion of our debt from a traditional bank to a factoring company.  The factoring company charges a much higher rate on the borrowings.  In addition, we incurred non cash interest expense and amortization of debt discounts relating to our convertible notes of $1,268,616 compared to $6,250 for the year ended September 31, 2010.

GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY.   As described in our accompanying financial statements, We issued convertible notes with certain conversion features, reset warrants and  Series A Preferred Stock that have certain reset provisions.  All of which, we are required to bifurcate from the host financial instrument and mark to market each reporting period. We recorded the initial fair value of the reset provision as a liability with an offset to equity or debt discount and subsequently mark to market the reset provision liability at each reporting cycle.

For the year ended September 30, 2011, we recorded a net gain of $1,173,072 in change in fair value of the derivative liability as compared to a gain of $784,445 for the same period the previous year.  The changes in the market price of our common stock has affected the fair value of the derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011 we had working capital deficit of $4,074,146. We reported negative cash flow from operating activities of ($413,751), negative cash flow from investing activities of ($16,832) and positive cash flow from financing of $431,748.

The negative cash flow from operating activities consists of $2,270,617 net loss, net with $236,603 depreciation and amortization expenses, $145,211 in amortization of deferred financing costs, $502,045 in amortization of debt discounts, $766,571 non cash interest paid,  $311,357 stock based compensation, $58,410 loss on settlement of debt, net with gain on change in fair value of derivative liability of $1,173,072,  Changes in operating assets were a $114,443 decrease in accounts receivable, $51,097 decrease in inventory, $28,728 decrease in other current assets, $815,473 increase in accounts payable.

Negative cash flow from investing activities of ($16,832) occurred primarily due to purchase of assets.

Cash flows from financing activities were primarily from issuance of notes payable of $538,750, net with repayments of $207,002 and proceeds from the sale of our Series C preferred stock of $100,000.

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

In September, 2009, Marketing Worldwide, LLC entered into a financing agreement with Summit Financial Resources L.P. (Summit) for a maximum borrowing of up to $1 million maturing August 31, 2011. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all assets of Marketing Worldwide, LLC have been pledged as collateral for the Summit facility. Marketing Worldwide Corp., has guaranteed the financing arrangement. The financing arrangement has been extended through August 31, 2012.

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

MWW expects its regular capital expenditures to be approximately $100,000 for fiscal 2012. These anticipated expenditures are for continued investments in tooling and equipment used in our business.

The independent registered public accounting firm’s report on our September 30, 2011 consolidated financial statements included in this Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note B of the Notes to Consolidated Financial Statements contained herein.

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

See pages F-1 through F-33 following:

MARKETING WORLDWIDE CORPORATION
SEPTEMBER 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Marketing Worldwide Corporation
Howell, Michigan

We have audited the accompanying consolidated balance sheets of Marketing Worldwide Corporation as of September 30, 2011 and 2010, and the related consolidated statements of operations, deficiency in stockholders' equity and cash flows for each of the two year in the period ended September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marketing Worldwide Corporation as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has generated negative cash flows from operating activities, experienced recurring net operating losses, is in default of loan certain covenants, and is dependent on securing additional equity and debt financing to support its business efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York	/s/ RBSM LLP
January 17, 2012

MARKETING WORLDWIDE CORPORATION
 CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,012	$3,847
Accounts receivable, net	201,476	315,919
Inventories, net	93,303	144,400
Other current assets	-	9,328
Total current assets	299,791	473,494

Property, plant and equipment, net	1,092,686	2,112,457

Other assets:
Capitalized finance costs, net	111,496	205,457
Other assets, net	-	19,400
Total other assets	111,496	224,857

Total assets	$1,503,973	$2,810,808

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank line of credit	$21,428	$209,986
Notes payable and capital leases , current portion	1,518,944	1,863,961
Accounts payable	1,497,101	1,302,177
Warranty liability	75,000	95,000
Other current liabilities	769,458	883,396
Current liabilities of discontinued operations	492,006	492,006
Total current liabilities	4,373,937	4,846,526

Long term debt:
Derivative liability	1,258,634	1,186,670
Warrant liability	427,266	-

Total liabilities	6,059,837	6,033,196

Temporary Equity:
Series A convertible preferred stock, $0.001 par value; 3,500,000 shares designated, issued and outstanding	3,499,950	3,499,950

Commitments and contingencies

Permanent Equity:
Stockholders' Deficiency
Preferred Stock, $0.001 par value; 10,000,000 shares authorized
Series B convertible preferred stock, $0.001 par value, 1,200,000 shares designated; 1,192,308 shares issued and outstanding as of September 30, 2011 and 2010	1,192	1,192
Series C convertible preferred stock, $0.001 par value, 1,000,000 shares designated:
100 and nil shares issued and outstanding as of September 30, 2011 and
September 30, 2010, respectively	-	-
Common stock, $0.001 par value, 500,000,000 and 100,000,000 shares authorized as of September 30, 2011 and 2010, respectively; 71,494,819 and 29,510,091 shares issued and outstanding as of September 30, 2011 and 2010, respectively	71,495	29,510
Additional paid in capital	9,455,051	8,244,895
Accumulated Deficit	(16,947,859)	(14,358,814)
Accumulated other comprehensive (loss)	(148,873)	(148,873)
Total Marketing Worldwide Corporation Stockholders’ Deficiency	(7,568,994)	(6,232,090)
Non-controlling interest	(486,820)	(490,248)
Total Stockholders’ Deficiency	(8,055,814)	(6,722,338)

Total Liabilities and Stockholders’ Deficiency	$1,503,973	$2,810,808

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

Revenues	$1,908,249	$4,024,351
Cost of goods sold	1,843,359	2,881,735

Gross profit	64,890	1,142,616

Operating expenses:
Selling, general and administrative expenses	1,712,759	3,129,648
Impairment loss on property, plant and equipment	-	409,823
Impairment loss on customer list (intangible asset)	-	50,000
Loss of disposal of equipment	-	727
Total operating expenses	1,712,759	3,590,198

Loss from operations	(1,647,869)	(2,447,582)

Other Income (Expense)
Gain on change in fair value of derivative liability	1,173,072	784,445
Financing expenses	(1,770,169)	(367,760)
Loss on settlement of debt	(58,411)	-
Other (expense) income, net	32,760	94,190

Loss from continuing operations	(2,270,617)	(1,936,707)

Loss from discontinued operations	-	(405,018)

Net Loss	(2,270,617)	(2,341,725)

Profit (Loss) Income attributable to Non-controlling interest	3,428	(451,998)

Loss attributable to Company	(2,274,045)	(1,889,727)

Preferred stock dividend	(315,000)	(315,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,589,045)	$(2,204,727)

Loss per common share, basic and diluted
Continuing operations	$(0.05)	$(0.09)
Discontinued operations	-	(0.02)
Totals	$(0.05)	$(0.11)

Weighted average common stock outstanding
Basic and diluted	46,510,615	21,002,981

Comprehensive loss:
Net Loss	$(2,270,617)	$(2,341,725)
Foreign currency translation loss	-	(40,944)

Comprehensive loss	$(2,270,617)	$(2,382,669)
Comprehensive income (loss) attributable to non controlling interest	3,428	(451,998)
Comprehensive loss attributable to Marketing Worldwide Corporation	$(2,274,044)	$(1,930,671)

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
TWO YEARS ENDED SEPTEMBER 30, 2011 AND 2010

			Preferred stock-				Additional	Other		Non
	Preferred stock-Series B		Series C		Common stock		Paid in	Comprehensive	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	(Deficit)	Interest	Total
Balance, October 1, 2009	1,192,308	$1,192	-	$-	17,835,091	$17,835	$9,639,388	$(107,929)	$(12,154,087)	$(38,250)	$(2,641,851)
Effective of adoption of Accounting Standards Codification subtopic 815-40	-	-	-	-	-	-	(1,971,115)	-	-	-	(1,971,115)
Common stock issued in settlement of debt	-	-	-	-	500,000	500	29,500	-	-	-	30,000
Common stock issued for services rendered at $0.15 per share	-	-	-	-	80,000	80	11,920	-	-	-	12,000
Common stock issued for services rendered at $0.20 per shares	-	-	-	-	1,520,000	1,520	302,480	-	-	-	304,000
Common stock issued for services rendered at $0.11 per share	-	-	-	-	1,075,000	1,075	117,175	-	-	-	118,250
Fair value of vested options	-	-	-	-	-	-	7,796	-	-	-	7,796
Beneficial conversion feature relating to issuance of convertible debt	-	-	-	-	-	-	6,250	-	-	-	6,250
Common stock issued for services rendered at $0.02 per share	-	-	-	-	3,500,000	3,500	66,500	-	-	-	70,000
Common stock issued in settlement of debt at $0.02 per share	-	-	-	-	2,000,000	2,000	38,000	-	-	-	40,000
Common stock issued in settlement of debt at $0.02 per share - JCMD	-	-	-	-	3,000,000	3,000	(3,000)	-	-	-	-
Foreign currency translation loss	-	-	-	-				(40,944)			(40,944)
Preferred Stock Dividend	-	-	-	-	-	-	-	-	(315,000)	-	(315,000)
Net loss	-	-	-	-	-	-	-	-	(1,889,727)	(451,998)	(2,341,725)
Balance, September 30, 2010	1,192,308	$1,192	-	$-	29,510,091	$29,510	$8,244,894	$(148,873)	$(14,358,814)	$(490,248)	$(6,722,339)

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
TWO YEARS ENDED SEPTEMBER 30, 2011 AND 2010

			Preferred stock-				Additional	Other		Non
	Preferred stock-Series B		Series C		Common stock		Paid in	Comprehensive	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	(Deficit)	Interest	Total
Balance, September 30, 2010	1,192,308	$1,192	-	$-	29,510,091	$29,510	$8,244,894	$(148,873)	$(14,358,814)	$(490,248)	$(6,722,339)
Common stock and warrants issued for services rendered	-	-	-	-	13,149,556	13,149	286,559				299,708
Common stock issued in settlement of preferred stock dividend	-	-		-	5,137,500	5,138	467,362	-	-	-	472,500
Common stock issued in settlement of debt	-	-		-	23,697,672	23,698	349,468	-	-	-	373,166
Reclassify conversion feature of convertible note outside of equity	-	-	-	-	-	-	(4,880)				(4,880)
Sale of Series C preferred stock	-	-	100	-	-	-	100,000	-	-	-	100,000
Fair value of vested options	-	-	-	-	-	-	11,648	-	-	-	11,648
Preferred stock dividend	-	-	-	-	-	-	-	-	(315,000)	-	(315,000)
Net loss	-	-	-	-	-	-	-	-	(2,274,045)	3,428	(2,270,617)
Balance, September 30, 2011	1,192,308	$1,192	100	$-	71,494,819	$71,495	$9,455,051	$(148,873)	$(16,947,859)	$(486,820)	$(8,055,814)

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 2011 AND 2010
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(2,270,617)	$(1,936,707)
Loss from discontinued operations	-	(405,018)
Net Loss	(2,270,617)	(2,341,725)
Adjustments to reconcile net income (loss) to cash (used in) provide by operations:
Depreciation and amortization	236,603	381,509
Amortization of deferred financing costs	145,211	132,293
Amortization of debt discounts	502,045	6,250
Impairment loss on customer list	-	50,000
Impairment loss on sale of property	-	409,823
Non cash interest	766,571	-
Loss on disposal of assets, net		727
Loss on settlement of debt	58,410
Change in fair value of derivative liability	(1,173,072)	(784,445)
Fair value of vested employee options	11,648	7,797
Common stock issued for services rendered	299,709	504,250
(Increase) decrease in operating assets:
Accounts receivable	114,443	421,173
Inventory	51,097	398,675
Other current assets	9,328	15,236
Other assets	19,400	-
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	815,473	935,343
Cash (used in) provided by continuing operating activities	(413,751)	136,906
Cash provided discontinued operating operations	-	214,183
Net cash (used in) provided by operating activities:	(413,751)	351,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, continuing operations	(16,832)	(8,400)
Cash provided by (used) in discontinued investing activities	-	149,002
Net cash (used in) provided by investing activities:	(16,832)	140,602

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Series C preferred stock	100,000	-
Proceeds from (repayments of) lines of credit	(188,558)	(511,238)
Proceed from issuance of notes	538,750	-
Proceeds from (repayments of) notes payable and capital leases	(18,444)	(76,978)
Cash (used in) provided by continuing financing activities	431,748	(588,216)
Cash provided by discontinued financing activities	-	27,777
Net cash provided by (used in) financing activities	431,748	(560,439)

Effect of currency rate change on cash:	-	(40,944)

Net increase (decrease) in cash and cash equivalents	1,165	(109,692)
Cash and cash equivalents, beginning of period	3,847	113,539

Cash and cash equivalents, end of period	$5,012	$3,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$-	$367,760
Cash paid during year for taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued in settlement of debt	$373,166	$70,000
Common stock issued in settlement of preferred stock dividends	$472,500	$-
Note payable issued for settlement of accounts payable	$260,120	$-
Preferred dividend	$315,000	$315,000
Beneficial conversion feature credited to derivative liability	$956,562	$-
Sale proceeds from JCMD property used for repayment of debts	$800,000	$-
See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Marketing Worldwide Corporation (the "Company"), was incorporated under the laws of the State of Delaware in July 2003. The Company is engaged in North America through its wholly-owned subsidiaries, Marketing Worldwide LLC ("MWW"), and Colortek, Inc. (“CT”) in the design, manufacturing, painting and distribution of automotive accessories for motor vehicles in the automotive aftermarket industry and provides design services for large automobile manufacturers.  The Company has a wholly owned subsidiary in Germany, Modelworxx, GmbH, which, in February, 2010, filed insolvency in the German courts.  As of the date of this filing, the Company has not received the final determination from the German Courts. The Company has reclassified Modelworxx, GmbH fiscal year ended September 30, 2011 and 2010 balances to reflect them as discontinued operations

Basis of presentation

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

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

The Company defers any revenue for which the product has not been delivered or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required. As of September 30, 2011 and 2010, these types of transactions are not material.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents.  The Company did not have any cash equivalents at September 30, 2011 and 2010.  Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limits.  Periodically, the Company evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Warranty

The Company generally warrants its products to be free from material defects and to conform to material specifications for a period of three (3) years. Warranty expense is estimated based primarily on historical experience and is reflected in the financial statements.

Accounting for bad debt and allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2011 and 2010 approximated $20,000 and $20,000, respectively.

Inventories

The inventories are stated at the lower of cost or market using the first-in, first-out method of valuation. The inventories at September 30, 2011 and 2010 are as follows:

	2011	2010

Work in process	$294,568	$325,997
Finished goods	67,369	78,534
Total inventory before reserve	361,937	404,531
Less inventory reserve	(268,634)	(260,131)
Net inventory	$93,303	$144,400

The inventory reserve is determined after an exhaustive review and analysis of all inventories on hand.  The Company examines the likelihood of salability of each inventory item, and if there is more than 6 months supply of an item on hand, an appropriate reserve is recorded against such inventory; for cancelled or completed programs, existing inventory is 100 % reserved for.  At September 30, 2011 and 2010 the majority of the inventory reserve is for supply of product no longer in production or demand from existing customers.

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
SEPTEMBER 30, 2011 AND 2010

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Research and development costs

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, requires research and development costs to be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Total research and development cost charged to income was immaterial for both years ended September 30, 2011 and 2010.

Net income (loss) per share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”).  All primary dilutive common shares have been excluded since the inclusion would be anti-dilutive. Such shares consist of the following at September 30, 2011 and 2010:

	2011	2010

Warrants	7,375,000	100,000
Options	2,690,000	1,590,000
Series A preferred stock	21,312,772	22,616,981
Convertible Debt	120,357,052	357,143
Totals	151,734,824	24,664,124

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

In accordance with 740-10, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company will classify as income tax expense any interest and penalties recognized in accordance with ASC Topic 740.  The tax years ending September 30, 2008, 2009, 2010 and 2011 are still open for review by the various tax jurisdictions.  The state tax jurisdictions the Company files in are South Carolina, Florida, California and Michigan.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009.  The Company’s Series A Preferred Stock, convertible debt and certain warrant have reset provisions to the exercise price if the Company issues equity, or a right to receive equity,  at a price less than the exercise prices.

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

Deferred financing costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized to financing expenses over the term of the related debt using the interest rate method. The amortization for the years ended September 30, 2011 and 2010 was $145,211 and $132,293, respectively.  Accumulated amortization of deferred financing costs were $601,219 and $456,008 at September 30, 2011 and 2010, respectively.

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
SEPTEMBER 30, 2011 AND 2010

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

The Company granted 2,200,000 employee options during the year ended September 30, 2011 and nil during the year ended September 30, 2010. The Company recorded the fair value of the vested portion of issued employee options of $11,648 and $7,796 for the years ended September 30, 2011 and 2010, respectively.

Recent accounting pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU No. 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820, resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In September 2011, FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s consolidated results of operations, cash flow or financial position.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 3 - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the year ended September 30, 2011, the Company incurred a loss of $2,270,617.

The Company has incurred substantial recurring losses.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company has available cash of $5,012 at September 30, 2011 and during the year ended September 30, 2011, the Company used cash of $413,751 in operating activities.  The Company’s working capital deficiency was approximately $4,074,000 and $4,373,000 as of September 30, 2011 and 2010 respectively.  The Company’s accumulated deficit was approximately $17,000,000 and $14,400,000 as of September 30, 2011 and 2010 respectively.  In addition, the Company has a stockholders’ deficit of approximately $8,000,000 at September 30, 2011.  The Company has pledged all of its assets to Summit Financial Resources (Summit) as security for the Summit loan agreement

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 3 - GOING CONCERN MATTERS AND TRIGGERING EVENTS (CONTINUED)

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

If the Company runs out of available capital, it might be required to pursue additional highly dilutive equity or debt issuances to finance its business in a difficult and hostile market, including possible equity financings at a price per share that might be much lower than the per share price invested by current shareholders.  No assurance can be given that any source of additional cash would be available to the Company.  If no source of additional cash is available to the Company, then the Company would be forced to significantly reduce the scope of its operations.

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

NOTE 4 – INTANGIBLE ASSETS

The Company had intangible assets as a result of previous acquisition of Colortek, Inc.  The intangible assets were representative of value assigned to an existing customer list at the time of acquisition.  The Company reviewed the list at September 30, 2010 and deemed the remaining balance or $50,000 to be worthless.  This amount was charged to operations as impairment in the year ended September 30, 2010.  The Company did not have any intangible assets as of September 30, 2011.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2011 and 2010, property, plant and equipment consist of the following:

	2011	2010	Range of Estimated Life

Land	$150,000	$411,645	N/A
Building	800,000	1,915,700	40 years
Office equipment	34,645	79,893	3 – 7 years
Tooling and other equipment	1,417,640	1,448,360	7 – 10 years
Subtotal	2,402,285	3,855,598
Less land and building impairment	-	(409,823)
Total	2,402,285	3,445,775
Less accumulated depreciation	(1,309,599)	(1,333,319)
Net property, plant and equipment	$1,092,686	$2,112,456

Depreciation expense included as a charge to operations of  $236,603 and $357,452 for the years ended September 30, 2011 and 2010 respectively.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 6 - LINE OF CREDIT

In August, 2009, the Company entered into a financing agreement with Summit Financial Resources L.P. (Summit) for a maximum borrowing of up to $1,000,000 maturing August 31, 2010. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all assets within the consolidation group have been pledged as collateral for the Summit facility.   The financing agreement was extended for one year through August 31, 2012.  The Company is evaluating the necessity of continuing this agreement and may terminate the relationship by August 31, 2012.

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

As of September 30, 2011, the advance balance due to Summit was $21,428. The interest rate at September 30, 2011 was 4.25%.

NOTE 7 - NOTES PAYABLE

At September 30, 2011 and 2010, notes payable consists of the following:

	2011	2010
JCMD Mortgage loan payable in monthly principal installments plus interest. Note secured by first deed of trust on real property and improvements located in Howell, MI. In addition to the Company the JCMD General Partners personally guarantee the loan. (*)	$-	$669,352
JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan was secured by a second deed of trust on real property and improvements located in Howell, MI. In addition to the Company the JCMD General Partners personally guarantee the loan The note is in default. (*)	489,755	538,800
Colortek Mortgage loan payable in monthly principal installments of $5,961 with a fixed interest rate of 6.75% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary. (**)	587,026	620,595
Note payable issued February 19, 2011, due contingent on certain events with interest at 5% per annum, unsecured, net of unamortized debt discount of $66,214	118,008	-
Note payable issued March 22, 2011, due on December 28, 2011 with interest at 8% per annum, unsecured, net of unamortized debt discount of $7,918	17,082	-

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
NOTE 7 - NOTES PAYABLE CONTINUED

	2011	2010
Note payable issued May 6, 2011, due February 10, 2012 with interest at 8% per annum, unsecured, net of unamortized debt discount of $14,250	15,750
Note payable issued on June 29, 2011, due July 1, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $186,821	63,179
Note payable, issued on January 10, 2011, due July 10, 2011, with interest at 7% per annum, unsecured	127,000	-
Note payable issued on July 1, 2011, due July 1, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $18,135	6,865
Note payable issued on July 15, 2011, due July 15, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $78,904	21,096
Note payable issued on July 20, 2011, due July 20, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $12,041	2,959
Note payable issued on July 21, 2011, due July 21, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $28,192	6,808
Note payable issued on July 20, 2011, due January 31, 2012, with interest at 5% per annum, unsecured, net of unamortized debt discount of $19,720	57,005
Note payable issued August 16, 2011, due August 15, 2012 with interest at 16% per annum, unsecured, net of unamortized debt discount of $23,753	6,247
Note payable issued September 28, 2011, due September 27, 2012 with interest at 16% per annum, unsecured, net of unamortized debt discount of $29,836	164
Other	-	35,214
Total	$1,518,944	$1,863,961

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

Note issued February 16, 2011

On February 16, 2011, the Company issued a $50,000 Convertible Promissory Note that matured on November 18, 2011. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 55% of the lowest three trading days 10 days prior to notice of conversion.
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

During the year ended September 30, 2011, the Company amortized $50,000 to current period operations as interest expense.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

In September 2011, the Company issued an aggregate of 8,726,190 shares of its common stock in settlement of the Convertible Promissory Note and related accrued interest.

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

Dividend yield:	-0-%
Volatility	390.68%
Risk free rate:	0.28%

The initial fair value of the embedded debt derivative of $240,321 was allocated as a debt discount.

During the year ended September 30, 2011, the Company issued an aggregate of 7,902,552 shares of its common stock in settlement of $75,897 of notes payable.

During the year ended September 30, 2011, the Company amortized and wrote off $174,107 to current period operations as interest expense.

The fair value of the described embedded derivative of $198,065 at September 30, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	434.88%
Risk free rate:	0.13%

At September 30, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $42,256 for the year ended September 30, 2011.

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

During the year ended September 30, 2011, the Company amortized $17,082 to current period operations as interest expense.

The fair value of the described embedded derivative of $36,409 at September 30, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	434.88%
Risk free rate:	0.2%

At September 30, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $47,335 for the year ended September 30, 2011.

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

During the year ended September 30, 2011, the Company amortized $15,750 to current period operations as interest expense.

The fair value of the described embedded derivative of $52,113 at September 30, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	434.88%
Risk free rate:	0.6%

At September 30, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $205 for the year ended September 30, 2011.

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

During the year ended September 30, 2011, the Company amortized $63,179 to current period operations as interest expense.

The fair value of the described embedded derivative of $434,272 at September 30, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	434.88%
Risk free rate:	0.13%

At September 30, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $6,100 for the year ended September 30, 2011.

Note issued January 10, 2011

On January 10, 2011, the Company issued a Promissory Note for $127,000 in exchange for previously accrued services.  The Note bears an interest rate of 7% per annum and matured on July 10, 2011.  Upon maturity of the note, since the Company has not pay the holder the principal and interest due, the holder has the right to convert all principal and interest into the Company's common stock at 75% of the average closing bid price of the Company's common stock during the five days preceding the date of maturity.  This is convertible into approximately 7.7 million shares of the Company’s common stock.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into in January 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $133,073 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	411.17%
Risk free rate:	0.19%

The initial fair value of the embedded debt derivative of $133,073 was allocated as a debt discount up to the proceeds of the note ($127,000) with the remainder ($6,073) charged to current period operations as interest expense.

During the year ended September 30, 2011, the Company amortized $127,000 to current period operations as interest expense.

The fair value of the described embedded derivative of $50,332 at September 30, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	434.88%
Risk free rate:	0.2%

At September 30, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $82,741 for the year ended September 30, 2011.

Notes issued during in July 2011:

During the month of July 2011, the Company issued an aggregate of $175,000 Convertible Promissory Note that matures one year from the date of issuance. These notes bear interest at a rate of 16% and will be convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of the lower of the lowest of a) conversion rate offered for any other financial instrument or b) $0.04 per share.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in July 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $365,839 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	406.84 to 411.17%
Risk free rate:	0.2%

In conjunction with the issuance of the Convertible Promissory Notes, the Company issued an aggregate of 4,375,000 detachable warrants exercisable five years from the date of issuance with an initial exercise price of $0.04 per share.

The Company identified embedded derivatives related to the warrants issued July 2011.  These embedded derivatives included certain reset provisions.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date to adjust the fair value as of each subsequent balance sheet date.  At the date of issuance, the Company determined a fair value of $112,497 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	406.84 to 411.17%
Risk free rate:	1.46 to 1.80%

The initial fair values of the embedded debt derivative of $365,839 and warrants of $112,497 was allocated as a debt discount up to the proceeds of the note ($174,247) with the remainder ($304,089) charged to current period operations as interest expense.

During the year ended September 30, 2011, the Company amortized $36,975 to current period operations as interest expense.

The fair value of the described embedded derivative of $305,332 at September 30, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	434.88%
Risk free rate:	0.13%

At September 30, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $60,506 for the year ended September 30, 2011.

The fair value of the described warrant liability of $318,176 at September 30, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	434.88%
Risk free rate:	0.96%

At September 30, 2011, the Company adjusted the recorded fair value of the warrant liability to market resulting in non-cash, non-operating  loss of $205,679 for the year ended September 30, 2011.

Notes issued during  in August and September  2011:

During the months of August and September 2011, the Company issued an aggregate of $60,000 Convertible Promissory Note that matures one year from the date of issuance. These notes bear interest at a rate of 16% and will be convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of the lower of the lowest of a) conversion rate offered for any other future financial instrument or b) $0.02 per share.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in August and September 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $72,338 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	410.08 to 430.39%
Risk free rate:	0.99%

In conjunction with the issuance of the Convertible Promissory Notes, the Company issued an aggregate of 3,000,000 detachable warrants exercisable five years from the date of issuance with an initial exercise price of $0.02 per share.

The Company identified embedded derivatives related to the warrants issued in August and September 2011.  These embedded derivatives included certain reset provisions.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date to adjust the fair value as of each subsequent balance sheet date.  At the date of issuance, the Company determined a fair value of $74,999 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	410.08 to 430,.39%
Risk free rate:	0.99%

The initial fair values of the embedded debt derivative of $72,338 and warrants of $74,999 was allocated as a debt discount up to the proceeds of the note ($60,000) with the remainder ($87,337) charged to current period operations as interest expense.

During the year ended September 30, 2011, the Company amortized $6,411 to current period operations as interest expense.

The fair value of the described embedded derivative of $28,431 at September 30, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	434.88%
Risk free rate:	0.13%

At September 30, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $43,907 for the year ended September 30, 2011.

The fair value of the described warrant liability of $109,090 at September 30, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	434.88%
Risk free rate:	0.96%

At September 30, 2011, the Company adjusted the recorded fair value of the warrant liability to market resulting in non-cash, non-operating loss of $34,091 for the year ended September 30, 2011.

Note issued on July 20, 2011

On July 20, 2011, the Company issued a Promissory Note for $76,725 in exchange for previously accrued legal services.  The Note bears an interest rate of 5% per annum and matures on January 31, 2012.  Upon maturity of the note, since the Company has not pay the holder the principal and interest due, the holder has the right to convert all principal and interest into the Company's common stock at $0.04 per share.  This is convertible into approximately 1.9 million shares of the Company’s common stock.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into in July 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $31,264 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	411.17%
Risk free rate:	0.2%

The initial fair value of the embedded debt derivative of $31,264 was allocated as a debt discount up to the proceeds of the note.

During the year ended September 30, 2011, the Company amortized $11,544 to current period operations as interest expense.

The fair value of the described embedded derivative of $11,940 at September 30, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	434.88%
Risk free rate:	0.06%

At September 30, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $19,324 for the year ended September 30, 2011.

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 8 - WARRANTY LIABILITY

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with Accounting Standards Codification subtopic 460-10, Guarantees (“ASC 460-10”) as a charge in the current period cost of goods sold. The range for the warranty coverage for the Company's products is up to 18 to 36 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company's determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations.  The warranty reconciliation as of September 30, 2011 and 20010 is as follows:

	2011	2010
Warranty liability, beginning of year	$95,000	$66,216
Expense for the year	20,000	110,325
Amount incurred	(40,000)	(81,542)
Warranty liability, end of year	$75,000	$95,000

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at September 30, 2011 and 2010:

	2011	2010
Preferred dividends payable	$315,000	$472,500
Consulting fees	69,500	112,200
Interest	225,530	163,202
Payroll and other	159,428	135,494
Total	$769,458	$883,396

NOTE 10 - CAPITAL STOCK

On May 1, 2011, the Company, by agreement of a majority of shareholders, amended the Certificate of Incorporation to increase the authorized shares of common stock .The total number of shares of stock which the corporation shall have authority to issue is: Five Hundred Ten Million (510,000,000) of which Five Hundred Million (500,000,000) shares of the par value of $.001 each shall be common stock and of which Ten Million (10,000,000) shares of the par value of $.001 each shall be preferred stock.  Further, the board of directors of this corporation, by resolution only and without further action or approval, may cause the corporation to issue one or more classes or one or more series of preferred stock within any class thereof and which classes or series may have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the board of directors, and to fix the number of shares constituting any classes or series and to increase or decrease the number of shares of any such class or series.

Series A Preferred stock

As of September 30, 2011 and 2010, the Company had 3,500,000 shares issued and outstanding.

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

In accordance with Accounting Standards Codification subtopic 470-20, Debt, Debt with Conversions and Other Options (“ASC 470-20”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Series A Preferred Stock. The Company allocated a portion of the proceeds equal to the fair value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature to additional paid-in capital and a charge as preferred stock dividend. The fair value of the imbedded beneficial conversion feature was determined using the Black-Scholes Option Pricing Model which approximates the fair value measured using the Binomial Lattice Model with the following assumptions: Dividend yield: $-0-; Volatility: 434.88%, risk free rate: 0.06%.

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

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of September 30, 2010 and at September 30, 2011, the fair value was  measured using the Binomial Lattice Model and the following assumptions:
			Date of
	2011	2010	issuance

Imbedded Beneficial Conversion Feature:
Risk-free rate	0.06%	0.42%	4.55%
Annual rate of dividends	0	0	0
Volatility	434.88%	336.73%	146.64%
Weighted Average life (years)	0.57	1.56	5.0

Fair Value	$141,740	$1,186,670	$1,971,115

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

ASC 815 was implemented in the first quarter of Fiscal 2010 and is reported as the cumulative effect of a change in accounting principles.  At October 1, 2009, the cumulative effect on the embedded conversion feature was recorded as decrease in accumulated deficit of $1,971,115.  As of September 30, 2011 the derivative liability associated with the embedded conversion features of the Series A Preferred stock was revalued, the decrease in the derivative liability of $1,044,930 for the year ended September 30, 2011 is included as an increase of a gain on change of fair value of derivative liabilities in the Company’s consolidated statement of operations.

Series B Preferred stock

As of September 30, 2011 and 2010, the Company has 1,192,308 shares of Series B Preferred Stock issued and outstanding.

Series C Preferred stock

On May 4, 2011, the Company designated the issuance of a Series C preferred stock with the following attributes:

Par value:	$0.001 per share

Stated value:	$1,000 per share

Voting rights:	None

As of September 30, 2011, the Company has 100 shares of Series C Preferred stock issued and outstanding.

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

During the year ended September 30, 2011, the Company issued an aggregate of 100 shares of Series C preferred stock for $100,000.

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

On August 1, 2011, the Company issued 100,000 shares of common stock in exchange for services valued at $1,000.  These shares were valued at $0.01 per share, which is the trading price on August 1, 2011.

On August 22, 2011, the Company issued 2,646,666 shares of common stock in exchange for a convertible note and related accrued interest of $33,692.  These shares were valued at $0.013 per share, which was the trading price on August 22, 2011.

On August 26, 2011, the Company issued 833,333 shares of common stock in exchange for a convertible note and related accrued interest of $8,000.  These shares were valued at $0.017 per share, which was the trading price on August 26, 2011.

On September 7, 2011, the Company issued 1,964,286 shares of common stock in exchange for a convertible note and related accrued interest of $11,000.  These shares were valued at $0.0108 per share, which was the trading price on September 7, 2011.

On September 12, 2011, the Company issued 2,500,000 shares of common stock in exchange for a convertible note and related accrued interest of $14,000.  These shares were valued at $0.0122 per share, which was the trading price on September 12, 2011.

On September 14, 2011, the Company issued 2,000,000 shares of common stock in exchange for a convertible note and related accrued interest of $11,200.  These shares were valued at $0.011 per share, which was the trading price on September 14, 2011.

On September 15, 2011, the Company issued 1,428,571 shares of common stock in exchange for a convertible note and related accrued interest of $8,000.  These shares were valued at $0.01136 per share, which was the trading price on September 15, 2011.

On September 15, 2011, the Company issued 1,821,429 shares of common stock in exchange for services valued at $25,500.  These shares were valued at $0.014 per share, which is the trading price on September 15, 2011.

On September 19, 2011, the Company issued 2,627,537 shares of common stock in exchange for a convertible note and related accrued interest of $19,496.  These shares were valued at $0.0106 per share, which was the trading price on September 19, 2011.

On September 21, 2011, the Company issued 2,628,349 shares of common stock in exchange for a convertible note and related accrued interest of $22,709.  These shares were valued at $0.01234 per share, which was the trading price on September 21, 2011.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of September 30, 2011:

		Options Outstanding	Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$0.017	2,200,000	9.65	$0.017	550,000
$0.30	490,000	5.90	$0.30	490,000
$0.07	2,690,000	8.65	$0.15	1,040,000

During the year ended September 30, 2011, the Company granted an aggregate of employee 2,200,000 stock options with an exercise price of $0.017 expiring ten years from the date of issuance and vesting at a rate of 25% every six months. The fair values were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 418.05%; and Risk free rate: 3.07%.

The fair value of all employee options vesting charged to operations in the years ended September 30, 2011 and 2010 were $11,648 and $7,796, respectively.

Transactions involving options issued to employees are summarized as follows:

	Weighted Average	Weighted Average Exercise
	Number of Options	Price per Share
Outstanding, September 30, 2009	660,000	$0.30
Granted	-	-
Exercised	-	-
Canceled or expired	(70,000)	(0.30)
Outstanding, September 30, 2010	590,000	0.30
Granted	2,200,000	0.017
Exercised	-	-
Canceled or expired	(100,000)	(0.30)
Outstanding, September 30, 2011	2,690,000	$0.07

Non employee options

As of September 30, 2011, all non employee options expired.

Transactions involving options issued to non-employees are summarized as follows:
	Weighted Average Number of Options	Weighted Average Exercise Price per Share
Outstanding, September 30, 2009	1,000,000	$0.10
Granted/Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2010	1,000,000	0.10
Granted / Exercised	-	-
Canceled or expired	(1,000,000)	(0.10)
Outstanding, September 30, 2011	-	$-

Warrants

The following table summarizes the warrants outstanding as of September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.02	3,000,000	4.93	$0.02	3,000,000	$0.02
$0.04	4,375,000	4.79	$0.04	4,375,000	$0.04
$0.03	7,375,000	4.84	$0.03	7,375,000	$0.03

Transactions involving warrants are summarized as follows:
	Weighted Average Number of Shares	Price per Share
Outstanding, September 30, 2009	100,000	$0.30
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, September 30, 2010	100,000	0.30
Granted	12,375,000	.023
Exercised	(5,000,000)	.01
Canceled or expired	(100,000)	(0.30)
Outstanding, September 30, 2011	7,375,000	$0.03

During the year ended September 30, 2011, the Company issued 5,000,000 warrants in connection for services rendered exercisable to July 31, 2011 at $0.01 per share. The Company issued an aggregate of 4,724,019 shares in connection with the cashless exercise of the warrant.

In connection with the issuance of promissory notes, the Company issued an aggregate of 7,375,000 warrants exercisable five years from the date of issuance at $0.02 to $0.04 per share with certain reset provisions.  As described in Note 7 above, the fair value of the warrants were determined at the date of issuance and adjusted to fair value to current period operations at September 30, 2011 with the offset to warrant liability using the binomial lattice model.

NOTE 12 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

Included in the Company's consolidated balance sheets at September 30, 2011and 2010 are the following net assets of JCMD:

	2011	2010
ASSETS (JCMD)
Cash and cash equivalents	$-	$755
Accounts receivable, prepaid expenses and other current assets	193,433	150,400
Total current assets	193,433	151,155
Property, plant and equipment, net	-	800,000
Total assets	$193,433	$951,155

LIABILITIES:
Current portion of long term debt	$489,755	$1,208,152
Accounts payable and accrued liabilities	190,498	233,251
Total current liabilities	680,253	1,441,403
Total deficit	(486,820)	(490,248)
Total liabilities and deficit	$193,433	$951,155

Consolidated results of operations include the following:
	2011	2010
Revenues	$34,000	$204,000
Cost and expenses - real estate: Operating expenses	-	83,991
Depreciation	-	32,001
Impairment loss on sale of property, plant and equipment	-	409,823
Interest, net	30,572	130,183
Total costs and expenses	30,572	655,998

Operating income (loss) -Real estate	$3,428	$(451,998)

The Variable Interest Entity owned by JCMD and included in these consolidated financial statements sold the only asset it owned, which was real estate that was under a lease with the Company, for $800,000 on November 30, 2010.  This sale resulted in a net loss of approximately $400,000 and left a remaining liability to the Small Business Administration of approximately $500,000 which is guaranteed by the Company.  This loss of $409,823 was recorded as an impairment loss in the September 30, 2010 consolidated financial statements.

 NOTE 13- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2011:

		Fair Value Measurements at September 30, 2011 using:
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$1,258,634	-	-	$1,258,634
Warrant liabilities	$427,266	-	-	$427,266

The debt derivative  and warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2011:

	Debt Derivative Liability	Warrant Liability
Balance, October 1, 2009	$1,971,115	$-
Mark-to market at September 30, 2010:
-Reset provisions relating to Series A preferred stock	(784,445)	-
Balance, October 1, 2010	1,186,670	-
Total (gains) losses
Initial fair value of debt derivatives at note issuances	1,484,806
Initial fair value of warrant liability	-	187,496
Mark-to-market at September 30, 2011:
- Embedded debt derivatives	(367,912)	-
- Reset provisions relating to Series A preferred stock	(1,044,930)	-
-Reset provisions relating to warrants	-	239,770

Balance, September 30, 2011	$1,258,634	$427,266

Net gain (loss) for the period included in earnings relating to the liabilities held at September 30, 2011	$1,412,842	$(239,770)

Level 3 Liabilities are comprised of our bifurcated convertible debt features on our convertible notes and reset provisions contained within our Series A stock and certain warrants.

NOTE 14– DISCONTINUED OPERATIONS

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

The assets and liabilities of the discontinued operations as of September 30, 2011 and 2010 were as follows:

Assets:

	2011	2010
Cash	$-	$-
Accounts receivable	-	-
Inventories	-	-
Prepaid expenses and other assets	-	-
Total current assets	$-	$-
Other assets of discontinued operations	-	-
Assets of discontinued operations	$-	$-
Liabilities:
Accounts payable	492,006	492,006
Line of credit	-	-
Liabilities of discontinued operations	$492,006	$492,006

The Results of Operations for the years ended September 30, 2011 and 2010 are as follows:

	2011	2010
Sales	$-	$316,110
Cost of sales	-	266,556
Gross profit	-	49,554

Operating Costs:
Selling, general and administrative	-	153,543
Depreciation and amortization	-	11,639
Total operating costs	-	165,182
Net loss from operations	-	(115,628)

Other income (expense), net	-	(289,390)
Net loss	$-	$(405,018)

NOTE 15 - PROVISION FOR INCOME TAXES

The Company files income tax returns for Marketing Worldwide Corporation and its domestic subsidiaries (MWW Automotive, LLC and Colortek, Inc.) with the Internal Revenue Service and with various state jurisdictions, most notable Michigan. As of September 30, 2011, the tax returns for tax years 2008 – current remain open to examination by the Internal Revenue Service and various state authorities.

Components of deferred tax assets as of September 30, 2011 and 2010	2011	2010
Net operating loss carryforward	$3,698,000	$2,944,637
Inventory reserve, expense for books, not on tax return	107,000	104,000
Warranty reserve, expense for books, not on tax return	38,000	38,000
Book-tax difference in Fixed Asset Depreciation	58,000	58,000
Sub total	3,901,000	3,144,637
Valuation allowance	(3,901,000)	(3,144,637)

Net tax benefit	$0	$0

As of September 30, 2011, the Company had approximately $9,245,000 of federal and state net operating losses (“NOL”) available for income tax purposes that may be carried forward to offset future taxable income, if any. The federal carryforwards expire beginning in 2025.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	As of September 30,
	2011	2010
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State statutory rate	(6.0)%	(6.0)%
Change in valuation allowance	42.0%	49.8%
Valuation of imbedded derivative	-%	(16.2)%
Impairment on sale of building	-%	8.4%
Other permanent items	(2.0)%	(2.0)%
Effective income tax rate	0%	0%

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

NOTE 16- ECONOMIC DEPENDENCY

During the years ended September 30, 2011 and 2010, revenues were derived from the following customers:

	Revenue		Accounts Receivable
	2011	2010	2011	2010
Customer A	36.6%	35.3%	69.24%	35.05%
Customer B	32.7%	24.0%	13.03%	26.71%
Customer C	20.4%	20.4%	8.49%	21.61%
Customer D	5.5%	19.8%	5.75%	13.85%

Total	95.2%	99.5%	96.51%	97.23%

During the years ended September 30, 2011 and 2010, purchases were made from the following suppliers:

	Purchases		Accounts Payable
	2011	2010	2011	2010
Supplier 1	21.75%	13.11%	1.24%	0.26%
Supplier 2	15.99%	12.63%	5.37%	2.50%
Supplier 3	13.27%	12.09%	.32%	0.00%
Supplier 4	10.28%	12.08%	.18%	3.00%
Supplier 5	10.26%	10.74%	.49%	2.85%

Total	71.54%	60.64%	7.60%	8.61%

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Related party lease obligations and transactions

On March 5, 2004, MWW and MWWLLC entered into five year real property lease, beginning on January 1, 2005, with a related party (JCMD Properties LLC: See Note 7) for use of warehouse and general offices located in the city of Howell, Michigan.  The lease was terminated at the time the real estate was sold to an unrelated party on November 30, 2010.  The buyer of the property was known to the sellers, and the buyer’s Chief Financial Officer is the former wife of one of the partners of JCMD.

The Company entered into a three (3) year lease with the buyer on December 1, 2010 of the property described above.  The general terms of the lease calls for monthly payments beginning December 1, 2010 of $6,666.67 for the first year($80,000 annually); $7,083.34 per month for the second year($85,000 annually); $7,416.67 per month($89,000 annually) for the third, or final, year of the lease, or an aggregate of $254,000.  The Company is responsible for all property taxes, maintenance and utilities associated with the property.

Employment and Consulting Agreements

The Company has employment agreements with all of its employees. In addition to salary and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company’s proprietary information.

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

MARKETING WORLDWIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 18 - SUBSEQUENT EVENTS

There were 67,023,178  shares  issued for note conversions and 6,000,000  shares issued for services rendered and 1,479,633 shares issued for interest conversion after September 30, 2011.

The Company is in negotiation with note holder for extensionof maturity dates relating to notes maturing after September 30, 2011 as per Note 7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

RBSM LLP (“RBSM”) was engaged on November 28, 2011 as the Company’s independent registered public accounting firm. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.   Prior to engaging RBSM, the Company did not consult with RBSM regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by RBSM on the Company’s financial statements, and RBSM did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.  Previously, RBSM served as the Company’s independent registered public accounting firm for the fiscal years ended September 30, 2009 and 2008.

The Company notified Marcum LLP, (“Marcum”) of the dismissal on November 29, 2011.  Except as noted below, the report of Marcum on the Company’s consolidated financial statements for the year ended September 30, 2010 did not contain an adverse opinion or disclaimer of opinion, and such report was not qualified or modified as to uncertainty, audit scope or accounting principle.

The report of the Marcum on the Company’s consolidated financial statements as of and for the year ended September 30, 2010, contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended September 30, 2010 and the subsequent period through November 29, 2011, the Company has not had any disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Marcum’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years. Except for certain material weaknesses in internal controls identified by the Company as described in Item 4 of its Forms 10-Q for the fiscal quarters ended December 31, 2010, March 31, 2011 and June 30, 2011 and in Item 9A of its Annual Report on Form 10-K for the fiscal year ended September 30, 2010, there were no reportable events as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Not applicable

ITEM 9A (T)

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2011, we determined that control deficiencies existed that constituted material weaknesses, as described below:

O	lack of documented policies and procedures;

O	we have no audit committee;

O	There is a risk of management override given that our officers have a high degree of involvement in our day to day operations.

O	there is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2012; and

O	There is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, Chief Executive Officer and Chief Financial Officer has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROLS

During the fiscal year ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Michael Winzkowski, age 60 is the sole director of MWW. At present, MWW's directors serve without compensation for acting as directors and do not receive any special compensation for committee participation or special assignments.

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

In August 1997, Mr. Winzkowski (age 60) became Director of the Inalfa Industries Global Aftermarket Operations, CEO of North America and a member of the Board of Directors. In September 2000, Mr. Winzkowski left his position with Inalfa to serve as the President of Marketing Worldwide. Mr. Winzkowski has served as Chief Executive Officer, President, Secretary and Director of MWW Corporation since October 2003. Mr. Winzkowski holds a degree in chemical Bio-Engineering and in addition studied Business, Marketing and Accounting Administration.

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

In August 1997 Mr. Marvin (age 56) became the COO and a member of the Board of Directors of the North American Aftermarket entity of Inalfa Industries. In November 2000, Mr. Marvin became the Managing Director of Operations and co-owner of Marketing Worldwide. Since October 2003, James C. Marvin has served as Chief Operating Officer, Chief Financial Officer and Director of MWW Corporation. Mr. Marvin attended Lake Superior and Cleary Universities majoring in Business and obtained degrees in Business Accounting and Business Administration. Mr. Marvin is a member and manager of JCMD Properties LLC. MWW moved into a new facility in Howell, Michigan as its principal business location, which was built to suit MWW's requirements by JCMD Properties LLC under a long term lease agreement. (See Certain Relationships and Related Transactions) JCMD LLC was formed in the state of Michigan on December 31, 2003 as a property development and management company. Mr. Winzkowski and Mr. Marvin have been the members and managers of JCMD LLC since its formation. During fiscal year ending September 30, 2010, Mr. Marvin resigned from MWW and no longer holds any management roles within the Company.

On July 20, 2010, Marketing Worldwide Corporation appointed Charles Pinkerton as the Company’s Chief Executive Officer.  Mr. Pinkerton is 58 years old and has over 35 years’ experience working with Fortune 500 Corporations within the automotive, petroleum, retail and construction arenas. Within these companies, Mr. Pinkerton has held the positions as Vice President Sales & Marketing, Director of Business Development and Director of Operations and has established relationships with companies such as BP, Amoco, Citgo and others.  From 1998 to 2001, in his position as Executive Vice President of Kux Manufacturing, Inc., a supplier of automotive products for the US market, he has established longstanding relationships with companies such as Honda, Nissan, GM, Toyota, Ford and Mazda among others. From 2001 until joining MWW, he served as President and CEO of Kux Architectural Products and as Director of Business for Engineered Tax Services.  Mr. Pinkerton is also currently holding the position of Chief Financial Officer.
On October 10, 2009, Marketing Worldwide Corporation (the “Company”) appointed James E. Davis as the Company’s Chief Financial Officer. Mr. Davis replaced James Marvin, the Company’s former Chief Financial Officer. James Davis, 55, brings 30 years of experience in different positions in the financial and automotive sectors, including public accounting as Audit Manager at Coopers & Lybrand. In this capacity he audited middle market companies’ financial reporting and assisted in taking privately owned companies public. From 1999 through 2008, Mr. Davis was the Chief Financial Officer for the Epoch Restaurant Group and Wisne Holdings.  The Epoch Restaurant Group owned and operated six restaurants and a full service catering company. Wisne Holdings was a real estate and investment entity specializing in a multitude of investments for profit.  The Wisne Family created Wisne Holdings after selling Progressive Tool & Industry Company, a tier 1 automotive supplier, where Mr. Davis was the financial controller following his engagement with Coopers & Lybrand. As Controller for Progressive Tool & Industry Company, Mr. Davis was responsible for new business development, banking and investor relations and financial planning and reporting. From January 2008 through August 2009, Mr. Davis focused on troubled companies and participated in restructuring and turnaround efforts through CFO Associates, LLC.  Mr. Davis resigned from MWW in November 2011 after the fiscal year end of September 30, 2011 and no longer holds any management roles within the Company.

Rainer Poertner, Business Development, has served as a consultant to the Company since its inception. Mr. Poertner has a 23-year record of accomplishments in founding, leading and consulting with private and publicly traded companies in the USA and Europe. As founder, CEO, Chairman and majority shareholder of two publicly traded companies; he was responsible for managing the companies' financial, technical and business development and secured funding for acquisitions and corporate working capital purposes through a network of private investors and US and overseas investment banking firms.

Section 16(a) Beneficial Ownership Reporting Compliance

MWW is not aware of any reporting person that failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

MWW does not have a code of ethics but intends to implement a code of ethics in 2011.

ITEM 11. EXECUTIVE COMPENSATION.

The Summary Compensation Table below identifies the compensation to the officers of MWW.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Non-
Name						Nonequity	qualified
and						incentive	deferred	All
Principal				Stock	Option	plan	compensation	other
Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	compensation($)	earnings($)	compensation($)	Total ($)

Michael	2011	0	0	0	0	0	0	0	0
Winzkowski	2010	0	0	10,000	0	0	0	0	10,000
Chairman of the Board	2009	70,000	0	0	0	0	0	0	70,000

Charles	2011	75,877	0	16,000	20,000	0	0	0	111,877
Pinkerton	2010	5,000	0	0	0	0	0	0	5,000
CEO	2009	0	0	0	0	0	0	0	0

James Davis	2011	87,230	0	0	0	0	0	0	87,230
CFO	2010	100,000	0	16,000	0	0	0	0	116,000
	2009	5,500	0	0	0	0	0	0	5,500

James Marvin	2011	0	0	0	0	0	0	0	0
COO	2010	0		0	0	0	0	0	0
	2009	97,000	0	0	0	0	0	0	97,000

MWW did not make any option or SAR grants in its last fiscal year and has not adopted a long term incentive compensation plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock and preferred stock as of September 30, 2011, by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; o each of our officers and directors; and o all our officers and directors as a group.

Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Security Ownership of Certain Beneficial Owners and Management

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Class**	Percent

$.001 par value common stock	Michael Winzkowski PO Box 2462, Palm Harbor, FL 34682-2462 Mgmt.	4,914,800 shares (a) (direct)	6.87%

$.001 par value common stock	James C. Marvin 4772 Schafer Road	2,032,400 shares (b) (direct)	2.84%
$.001 par value common stock	Pinckney, MI 48169 Mgmt.	200,000 Options (direct)

$.001 par value Common stock	Vision Opportunity Master Fund Ltd. 20th West 55th New York, NY 10019	7,052,954 shares (c)	9.86%

$.001 par value Common stock	Bonnie A. Hollister 366 Harvard St. Howell, MI 48843	2,032,400 shares	2.84%

$.001 par value common stock	Wendover Investments Limited* 5th Floor, Zephyr House, Mary Street, Grand Cayman, Cayman Islands BWI	4,000 shares (direct)	.01%

$.001 par value common stock	JCMD, real estate partnership that owns the Howell real estate, and is owned by Michael Winzkowski and James Marvin	3,000,000 shares	4.2%

$.001 par value common stock	Rainer Poertner 730 Oxford Avenue	632,309 shares (direct)	.88%
$.001 par value common stock underlying stock option	Marina del Rey, CA 90292 Mgmt.	400,000 options (direct)

$.001 par value common stock	All directors and officers as a group (2) individuals)	6,254,800	8.75%

Series A Convertible Preferred Stock	Vision Opportunity Master Fund, Ltd.(c) 20 West 55th Street, 5th Floor New York, NY 10019	3,500,000	100%

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

** Percentages are based upon the amount of outstanding securities at September 30, 2011 of 71,494,819 shares, plus for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

(c) Warrants allow the holder to purchase up to 2,500,000 shares of common stock at a price of $.70 per share until June 23, 2012; the Series E Warrants allow the holder to purchase up to 2,500,000 shares of common stock at a price of $.85 per share until June 23, 2012; and the Series F Warrants allow the holder to purchase up to 2,500,000 shares of common stock at a price of $1.20 per share until April 23, 2012. All of the Warrants sold to Vision Opportunity Master Fund, Ltd. contain anti-dilution protection and other rights. Further, the transaction documents provided that Vision Opportunity Master Fund, Ltd. may not acquire common stock upon conversion of the Series A Convertible Preferred Stock or upon exercise of any warrants to the extent that, upon conversion or exercise the number of shares of common stock beneficially owned would exceed 9.99% of the issued and outstanding share of common stock of MWW. On September 27, 2007, the Fund entered into Amendment No.1 (the "Series F Amendment"), by and among the Issuer and the Fund whereby the Series F Warrant exercise price was reduced to $0.01 per share. All other terms and provisions of the Series F Warrant remain unmodified and in full force and effect. On September 27, 2007, the Fund entered into Amendment No. 1 (the "Series J Amendment"), by and among the Issuer and the Fund whereby the Series J Warrant exercise price was reduced to $0.50 per share and the Ownership Cap and Exercise Restriction of 9.99% was deleted in its entirety. All other terms and provisions of the Series J Warrant remain unmodified and in full force and effect. Subsequent to the Series J Amendment, the Fund exercised the Series J Warrant for four million (4,000,000) shares of Common Stock of the Issuer at an exercise price of $0.50 leaving the Series J Warrant with one million (1,000,000) shares of Common Stock available for exercise.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2011 and 2010 for: (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		September 30,	September 30,
		2011	2010
(i)	Audit Fees	$164,283	$143,739
(ii)	Audit Related Fees	13,650	-
(iii)	Tax Fees	-	-
(v)	All Other Fees	—	—
Total fees		$177,933	$143,739

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's auditor/s in connection with statutory and regulatory filings or engagements."

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of MWW's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2010.  There were fees incurred for 2011.

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

(a)   See the consolidated financial statements listed in Item 8.

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
Date: January 18, 2012

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ Charles Pinkerton
NAME: Charles Pinkerton
TITLE: CHIEF EXECUTIVE OFFICER,
SECRETARY AND DIRECTOR
Date: January 18, 2012

BY:	/s/ Charles Pinkerton
NAME: Charles Pinkerton
TITLE: CHIEF FINANCIAL OFFICER
Date: January 18, 2012