Form 10-Q
period 2011-12-31
MARKETING WORLDWIDE CORP
filed 2012-02-21
CIK 1278363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, February 15, 2012: 173,029,486.

MARKETING WORLDWIDE CORPORATION

Form 10-Q for the Quarter ended December 31, 2011

MARKETING WORLDWIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,403	$5,012
Accounts receivable, net	304,329	201,476
Inventories, net	85,200	93,303
Total current assets	401,932	299,791

Property, plant and equipment, net	1,035,986	1,092,686

Other assets:
Capitalized finance costs, net	65,234	111,496

Total assets	$1,503,152	$1,503,973

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank line of credits	$14,976	$21,428
Notes payable and capital leases, current portion	1,507,972	1,518,944
Accounts payable	1,795,465	1,497,101
Warranty liability	75,000	75,000
Other current liabilities	930,190	769,458
Current liabilities of discontinued operations	492,006	492,006
Total current liabilities	4,815,609	4,373,937

Long term debt:
Derivative liability	2,175,197	1,258,634
Warrant liability	916,613	427,266

Total liabilities	7,907,419	6,059,837

Temporary equity:
Series A convertible preferred stock, $0.001 par value; 3,500,000 shares designated, issued and outstanding as of December 31, 2011 and September 30, 2011	3,499,950	3,499,950

Permanent equity:
Stockholders' Deficiency
Preferred Stock, $0.001 par value; 10,000,000 shares authorized
Series B convertible preferred stock, $0.001 par value, 1,200,000 designated; 1,192,308 shares issued and outstanding as of December 31, 2011 and September 30, 2011	1,192	1,192
Series C convertible preferred stock, $0.001 par value, 1,000,000 designated; 100 issued and outstanding as of December 31, 2011 and September 30, 2011	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 125,513,670 and 71,494,819 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	125,515	71,495
Additional paid in capital	9,691,695	9,455,051
Accumulated Deficit	(19,076,518)	(16,947,859)
Accumulated other comprehensive income (loss)	(148,873)	(148,873)
Total Marketing Worldwide Corporation stockholders' deficiency	(9,406,989)	(7,568,994)
Non controlling interest	(497,228)	(486,820)
Total stockholders' deficiency	(9,904,217)	(8,055,814)

Total Liabilities and Stockholders' Deficiency	$1,503,152	$1,503,973

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31,
	2011	2010
Revenue	$223,589	$594,509

Total cost of sales	315,273	450,485

Gross (loss) profit	(91,684)	144,024

Operating expenses:
Selling, general and administrative expenses	253,026	327,226
Total operating expenses	253,026	327,226

Loss from operations	(344,710)	(183,202)

Other income (expenses):
(Loss) gain on change in fair value of derivative liability	(1,140,651)	772,327
Financing expenses	(577,664)	(70,808)
Other income (expense), net	2,708	7,921

Net (Loss) Income before provision for income taxes	(2,060,317)	526,238

Income tax	-	-

Net (Loss) Income	(2,060,317)	526,238

(Loss) Income attributable to Non-controlling interest	(10,408)	34,648

(Loss) Income attributable to Company	(2,049,909)	491,590

Preferred stock dividend	(78,750)	(78,750)

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(2,128,659)	$412,840

(Loss) Income per common share, basic and fully diluted	$(0.02)	$0.01

Weighted average common stock outstanding, basic and fully diluted	93,467,442	31,205,743

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(2,060,317)	$526,238
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	56,700	65,868
Amortization of deferred financing costs	46,262	33,345
Amortization of debt discounts	358,428	-
Non cash interest	159,178	-
Change in fair value of derivative liability	1,140,651	(772,327)
Fair value of vested employee options	5,500	1,965
Common stock issued for services rendered	30,000	40,000
Cancelation of previously issued common stock for services	(120,000)	-
(Increase) decrease in operating assets:
Accounts receivable	(102,853)	132,850
Inventory	8,103	(3,722)
Other current assets	-	9,328
Other assets	-	19,400
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	410,239	82,501
Cash (used in) provided by operating activities	(68,109)	135,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,834)
Cash used in investing activities	-	(2,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of lines of credit	(6,452)	(103,403)
Proceed from issuance of notes	90,500	-
Repayments of notes payable and capital leases	(8,548)	-
Cash provided by (used in) financing activities	75,500	(103,403)

Net increase in cash and cash equivalents	7,391	29,209
Cash and cash equivalents, beginning of period	5,012	3,847

Cash and cash equivalents, end of period	$12,403	$33,056

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$-	$70,808
Cash paid during year for taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued in settlement of debt	$375,164	$-
Settlement of debt via sale of property	$-	$739,301
Accounts payable settled via sale of property	$-	$60,699
Accounts payable settled via issuance of notes payable	$29,892	$-
Preferred dividends declared	$78,750	$78,750

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Marketing Worldwide Corporation (the "Company"), was incorporated under the laws of the State of Delaware in July 2003. The Company is engaged in North America through its wholly-owned subsidiaries, Marketing Worldwide LLC ("MWW"), and Colortek, Inc. (“CT”) in the design, manufacturing, painting and distribution of automotive accessories for motor vehicles in the automotive aftermarket industry and provides design services for large automobile manufacturers.  The Company has a wholly owned subsidiary in Germany, Modelworxx, GmbH, which, in February, 2010, filed insolvency in the German courts.  As of the date of this filing, the Company has not received the final determination from the German Courts. The Company has reclassified Modelworxx, GmbH fiscal year ended September 30, 2011 balances to reflect them as discontinued operations.

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

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended December 31, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2011 consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and Variable Interest Entity (“VIE”), JCMD, LLC (See note 11). All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

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

Such shares consist of the following at December 31, 2011 and 2010:

	2011	2010
Convertible debt	362,317,197	312,500
Conversion of Series A preferred stock	21,472,393	22,616,981
Options	2,690,000	1,590,000
Warrants	7,375,000	100,000
Conversion of Series C preferred stock	666,667	-
Totals	394,521,257	24,619,481

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Foreign currency

The functional currency of the Company is the U. S. dollar. When a transaction is executed in a foreign currency, it is re-measured into U. S. dollars based on appropriate rates of exchange in effect at the time of the transaction. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate. The related translation adjustments are included in other comprehensive income and were not material during the three months ended December 31, 2011. The resulting foreign currency transactions gains (losses), which were not material, are included in selling, general and administration expenses in the accompanying unaudited condensed consolidated statements of operations.

Fair value of financial instruments

Cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The fair value of notes payable and short-term debt is estimated to approximate fair market value based on the current rates available to companies such as MWW.

Accounting for bad debt and allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2011 and September 30, 2011 approximated $20,000.

Reclassification

Certain reclassifications have been made to conform the prior period’s data to the current presentation. These reclassifications had no effect on reported net loss.

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

The Variable Interest Entity included in these unaudited condensed consolidated financial statements sold the only asset it owned, which was real estate subject to a lease with the Company, for $800,000 on November 30, 2010.  This sale resulted in a loss of approximately $400,000 and left a remaining liability to the Small Business Administration of approximately $500,000 which is guaranteed by the Company.  As of the date of this filing, the Company has not received any specific demands or requests for payment on this loan. This loss was recorded as an impairment loss in the September 30, 2010 consolidated financial statements.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Deferred financing costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized to financing expenses over the term of the related debt using the interest rate method. The amortization for the three month periods ended December 31, 2011 and 2010 was $46,262 and $33,345, respectively.  Accumulated amortization of deferred financing costs was $647,482 and $601,219 at December 31, 2011 and September 30, 2011, respectively.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The Company has incurred substantial recurring losses.  The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements during the three month period ended December 31, 2011, the Company incurred a net loss attributable to common stockholders of approximately $2,129,000. The Company has available cash of approximately $12,000 at December 31, 2011.  During the three months ended December 31, 2011, the Company’s operating activities used cash of approximately $68,000.  The Company’s working capital deficiency was approximately $4,414,000 and $4,074,000 as of December 31, 2011 and September 30, 2011, respectively.  The Company’s accumulated deficit was approximately $19,077,000 and $16,948,000 as of December 31, 2011 and September 30, 2011, respectively.  In addition, the Company has a stockholders’ deficit of approximately $9,904,000 and $8,056,000 at December 31, 2011 and September 30, 2011, respectively.  The Company has pledged all of its assets to Summit Financial Resources (Summit) as security for the Summit loan agreement.

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

CT is a Class A Original Equipment painting facility and operates in a 46,000 square foot owned building in Baroda, which is in South Western Michigan. The Company invested approximately $2 million into this paint facility and expects the majority of future growth to come from this business.  The Company has restructured the management of this subsidiary and even though revenues are down, the Company has successfully gained more business opportunities than ever before.  These opportunities take time to develop before converted to revenue. CT is aggressively beginning to diversify to non-automotive paint applications (industrial equipment) which we believe will help stabilize the Company going forward.  CT currently has submitted quotes for new business opportunities aggregating approximately $20 million in revenue.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – INVENTORIES

The inventories are stated at the lower of cost or market using the first-in, first-out method of valuation. The inventories at December 31, 2011 and 2011 are as follows:

	December 31,	September 30,
	2011	2011
Work in process	$291,350	$294,568
Finished goods	62,484	67,369
Total inventory before reserve	353,834	361,937
Less inventory reserve	(268,634)	(268,634)
Net inventory	$85,200	$93,303

The inventory reserve is determined after an exhaustive review and analysis of all inventories on hand.  The Company examines the likelihood of salability of each inventory item, and if there is more than 6 months supply of an item on hand, an appropriate reserve is recorded against such inventory; for cancelled or completed programs, existing inventory is 100 % reserved for.  At December 31, 2011 and September 30, 2011, the majority of the inventory reserve is for supply of product no longer in production or demand from existing customers.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

At December 31, 2011 and September 30, 2011, property, plant and equipment consist of the following:

	December 31, 2011	September 30, 2011	Range of Estimated Life

Land	$150,000	$150,000	N/A
Building	800,000	800,000	40 years
Office equipment	34,645	34,645	3 – 7 years
Tooling and other equipment	1,417,640	1,417,640	7 – 10 years
Subtotal	2,402,285	2,402,285
Less accumulated depreciation	(1,366,299)	(1,309,599)
Net property, plant and equipment	$1,035,986	$1,092,686

Depreciation expense included as a charge to operations of $56,700 and $65,868 for the three months ended December 31, 2011 and 2010 respectively.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

As of December 31, 2011, the advance balance due to Summit was $14,976. The interest rate at December 31, 2011 was 4.25%.

NOTE 7 - NOTES PAYABLE

At December 31, 2011 and September 30, 2011, notes payable consists of the following:

	December 31, 2011	September 30, 2011
JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan was secured by a second deed of trust on real property and improvements located in Howell, MI. In addition to the Company the JCMD General Partners personally guarantee the loan. The note is in default. (*)	489,755	489,755
Colortek Mortgage loan payable in monthly principal installments of $5,961 with a fixed interest rate of 6.75% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary. (**)	578,479	587,026
Note payable issued February 19, 2011, due contingent on certain events with interest at 5% per annum, unsecured, net of unamortized debt discount of $23,315 and $66,214, respectively	106,748	118,008
Note payable issued March 22, 2011, due on December 28, 2011 with interest at 8% per annum, unsecured, net of unamortized debt discount of $7,918	-	17,082
Note payable issued May 6, 2011, due February 10, 2012 with interest at 8% per annum, unsecured, net of unamortized debt discount of $14,250	-	15,750
Note payable issued on June 29, 2011, due July 1, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $124,321 and $186,821, respectively	125,679	63,179
Note payable, issued on January 10, 2011, due July 10, 2011, with interest at 7% per annum, unsecured	-	127,000
Note payable issued on July 1, 2011, due July 1, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $12,024 and $18,135, respectively	12,976	6,865
Note payable issued on July 15, 2011, due July 15, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $53,699 and $78,904, respectively	46,301	21,096
Note payable issued on July 20, 2011, due July 20, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $8,260 and $12,041, respectively	6,740	2,959

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

	December 31, 2011	September 30, 2011
Note payable issued on July 21, 2011, due July 21, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $19,370 and $28,192, respectively	$15,630	$6,808
Note payable issued on July 20, 2011, due January 31, 2012, with interest at 5% per annum, unsecured, net of unamortized debt discount of $4,970 and $19,720, respectively	71,755	57,005
Note payable issued August 16, 2011, due August 15, 2012 with interest at 16% per annum, unsecured, net of unamortized debt discount of $23,753	-	6,247
Note payable issued September 28, 2011, due September 27, 2012 with interest at 16% per annum, unsecured, net of unamortized debt discount of $29,836	-	164
Note payable, issued October 7, 2011, due July 11, 2012 with interest at 8% per annum, unsecured, net of unamortized debt discount of $36,795	16,205	-
Note payable, issued December 6, 2011, due September 8, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $34,116	3,384
Note payable, issued on November 28, 2011, due on demand, with interest at 7% per annum, unsecured, net of unamortized debt discount of $57,880	34,320
Total	1,507,972	1,518,944
Less current portion	(1,507,972)	(1,518,944)
Long term portion	$-	$-

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

Note issued October 7, 2011

On October 7, 2011, the Company issued a $53,000 Convertible Promissory Note that matures on July 11, 2012. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 55% of the lowest three trading days 10 days prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on October 7, 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $91,801 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	425.63%
Risk free rate:	0.11%

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The initial fair value of the embedded debt derivative of $91,801 was allocated as a debt discount up to the proceeds of the note ($53,000) with the remainder ($38,801) charged to current period operations as interest expense.

During the three months ended December 31, 2011, the Company amortized $16,205 to current period operations as interest expense.

The fair value of the described embedded derivative of $175,162 at December 31, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	377.70%
Risk free rate:	0.06%

At December 31, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $83,362 for the three months ended December 31, 2011.

Note issued November 28, 2011

On November 28, 2011, the Company issued a $127,000 Convertible Promissory Note payable on demand. The note bears interest at a rate of 7% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 25% of the average bid price 5 days prior to notice of conversion with a floor of $0.007 per share.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on November 28, 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $146,682 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	403.66%
Risk free rate:	0.20%

The initial fair value of the embedded debt derivative of $146,682 was allocated as a debt discount up to the proceeds of the note ($127,000) with the remainder ($19,682) charged to current period operations as interest expense.

During the three months ended December 31, 2011, the Company amortized and wrote off (upon conversion) a total of $69,119 to current period operations as interest expense.

The fair value of the described embedded derivative of $94,943 at December 31, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	377.70%
Risk free rate:	0.06%

At December 31, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $24,811 for the three months ended December 31, 2011.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

During the three months ended December 31, 2011, the Company issued an aggregate of 11,180,901 shares of common stock in settlement of $34,800 of the convertible note and related interest.

Note issued November 29, 2011

On November 29, 2011, the Company issued a $19,005 Convertible Promissory Note that matures on November 28, 2012. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the fixed conversion rate of $0.0022 per share.

Due to the nature of other existing convertible promissory notes, the Company could not insure sufficient shares available upon conversion demands, therefore the Company identified embedded derivatives related to the Convertible Promissory Note entered into on November 29, 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $43,572 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	398.61%
Risk free rate:	0.14%

The initial fair value of the embedded debt derivative of $43,572 was allocated as a debt discount up to the proceeds of the note ($19,005) with the remainder ($24,567) charged to current period operations as interest expense.

During the three months ended December 31, 2011, the Company amortized and wrote off (upon conversion) $19,005 to current period operations as interest expense.

During the three months ended December 31, 2011, the Company issued an aggregate of 8,638,705 shares of common stock in full settlement of the convertible note and related interest.

Note issued December 6, 2011

On December 6, 2011, the Company issued a $37,500 Convertible Promissory Note that matures on September 8, 2012. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 51% of the lowest three trading days 10 days prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on December 6, 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $76,924 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	399.15%
Risk free rate:	0.11%

The initial fair value of the embedded debt derivative of $76,924 was allocated as a debt discount up to the proceeds of the note ($37,500) with the remainder ($39,424) charged to current period operations as interest expense.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

During the three months ended December 31, 2011, the Company amortized $3,384 to current period operations as interest expense.

The fair value of the described embedded derivative of $137,689 at December 31, 2011 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	377.70%
Risk free rate:	0.06%

At December 31, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $60,765 for the three months ended December 31, 2011.

Note issued December 27, 2011

On December 27, 2011, the Company issued a $10,887 Convertible Promissory Note that matures on December 26, 2012. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the fixed conversion rate of $0.002 per share.

Due to the nature of other existing convertible promissory notes, the Company could not insure sufficient shares available upon conversion demands, therefore the Company identified embedded derivatives related to the Convertible Promissory Note entered into on December 27, 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $47,591 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	376.40%
Risk free rate:	0.12%

The initial fair value of the embedded debt derivative of $47,591 was allocated as a debt discount up to the proceeds of the note ($10,887) with the remainder ($36,704) charged to current period operations as interest expense.

During the three months ended December 31, 2011, the Company amortized and wrote off (upon conversion) $10,887 to current period operations as interest expense.

During the three months ended December 31, 2011, the Company issued an aggregate of 5,443,540 shares of common stock in full settlement of the convertible note and related interest.

Settlement of previously issued Convertible Promissory Notes

During the three months ended December 31, 2011, the Company issued an aggregate of 25,355,705 shares of common stock in full settlement of $169,160 of convertible notes and related accrued interest.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Preferred dividends payable	$393,750	$315,000
Consulting fees	18,992	69,500
Interest	285,540	225,530
Payroll and other	231,908	159,428
Total	$930,190	$769,458

NOTE 9 - WARRANT LIABILITY

The Company issued warrants in conjunction with the issuance with certain convertible promissory notes.  These warrants contained certain reset provisions. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

The Company estimated the fair value at date of issue of the warrants issued in connection with the issuance of the convertible promissory notes to be $187,496 using the Binomial Lattice formula assuming no dividends, a risk-free interest rate of 0.99% to 1.80%, expected volatility of 406.84% to 430.39%, and expected warrant life of five years. Since the warrants have reset provisions, pursuant to ASC 815-40, the Company has recorded the fair value of the warrants as a derivative liability. The net value of the warrants at the date of issuance was recorded as a warrant liability in the amount of $187,496. Until conversion and expiration of the warrants, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date.

The fair value of the warrant liability of $916,613 as of December 31, 2011 was determined using the Binomial Lattice formula assuming no dividends, a risk-free interest rate of 0.83%, expected volatility of 377.70%, and expected remaining warrant life of 4.50 to 4.74 years.

The Company adjusted the recorded fair values of the warrants to market from September 30, 2011 resulting in a non-cash, non-operating loss of $489,348 for the three months ended December 31, 2011.

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

Series A Preferred stock

As of December 31, 2011 and September 30, 2011, the Company had 3,500,000 shares issued and outstanding.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of December 31, 2011 and at September 30, 2011, the fair value was  measured using the Binomial Lattice Model and the following assumptions:

	December 31,	September 30,	Date of
	2011	2011	issuance
Imbedded Beneficial Conversion Feature:
Risk-free rate	0.02%	0.06%	4.55%
Annual rate of dividends	0%	0%	0%
Volatility	377.70%	434.88%	146.64%
Weighted Average life (years)	0.32	0.57	5.0

Fair Value	$28,080	$141,740	$1,971,115

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

ASC 815 was implemented in the first quarter of Fiscal 2010 and is reported as the cumulative effect of a change in accounting principles.  At October 1, 2009, the cumulative effect on the embedded conversion feature was recorded as decrease in accumulated deficit of $1,971,115.  As of December 31, 2011 the derivative liability associated with the embedded conversion features of the Series A Preferred stock was revalued, the decrease in the derivative liability of $113,660 for the three months ended December 31, 2011 is included as a decrease of a loss on change of fair value of derivative liabilities in the Company’s unaudited condensed consolidated statement of operations.

Series B Preferred stock

As of December 31, 2011 and September 30, 2011, the Company has 1,192,308 shares of Series B Preferred Stock issued and outstanding.

Series C Preferred stock

On May 4, 2011, the Company designated the issuance of a Series C preferred stock with the following attributes:

Par value:	$0.001 per share

Stated value:	$1,000 per share

Voting rights:	None

As of December 31, 2011 and September 30, 2011, the Company has 100 shares of Series C Preferred stock issued and outstanding.

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

Common stock

On October 3, 2011, the Company issued 1,948,052 shares of common stock in exchange for a convertible note and related accrued interest of $15,000.  These shares were valued at $0.014 per share, which was the trading price on October 3, 2011.

On October 5, 2011, the Company issued 1,666,667 shares of common stock in exchange for a convertible note and related accrued interest of $10,000.  These shares were valued at $0.012 per share, which was the trading price on October 5, 2011.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

On October 7, 2011, the Company issued 3,326,127 shares of common stock in exchange for a convertible note and related accrued interest of $28,000.  These shares were valued at $0.01203 per share, which was the trading price on October 7, 2011.

On October 26, 2011, the Company issued 3,619,158 shares of common stock in exchange for a convertible note and related accrued interest of $26,160.  These shares were valued at $0.01033 per share, which was the trading price on October 26, 2011.

On October 27, 2011, the Company issued 622,562 shares of common stock in exchange for a convertible note and related accrued interest of $4,500.  These shares were valued at $0.01033 per share, which was the trading price on October 27, 2011.

On November 8, 2011, the Company issued 2,000,000 shares of common stock in exchange for services valued at $10,000.  These shares were valued at $0.005 per share, which was the trading price on November 8, 2011

On November 11, 2011, the Company issued 3,000,000 shares of common stock in exchange for a convertible notes and related accrued interest of $30,000 each.  These shares were valued at $0.01033 per share, which was the trading price on November 11, 2011.

On November18, 2011, the Company received 600,000 shares of common stock previously issued for services valued at $120,000.  These returned shares were canceled and returned to authorized and were valued at $0.20 per share, which was the trading price at initial issuance on February 17, 2010.

On November 21, 2011, the Company issued an aggregate of 5,679,384 shares of common stock in exchange for convertible notes and related accrued interest of $19,800.  These shares were valued at $0.007 per share, which was the trading price on November 21, 2011.

On November 22, 2011, the Company issued 2,592,593 shares of common stock in exchange for a convertible note and related accrued interest of $7,000.  These shares were valued at $0.005 per share, which was the trading price on November 22, 2011.

On November 28, 2011, the Company issued 2,400,000 shares of common stock in exchange for a convertible note and related accrued interest of $6,000.  These shares were valued at $0.0051 per share, which was the trading price on November 28, 2011.

On November 29, 2011, the Company issued an aggregate of 10,038,705 shares of common stock in exchange for convertible notes and related accrued interest of $22,505.  These shares were valued at $0.005 per share, which was the trading price on November 29, 2011.

On November 30, 2011, the Company issued an aggregate of 4,268,207 shares of common stock in exchange for convertible notes and related accrued interest of $11,500.  These shares were valued at $0.0058 per share, which was the trading price on November 29, 2011.

On December 6, 2011, the Company issued an aggregate of 739,130 shares of common stock in exchange for convertible notes and related accrued interest of $500.  These shares were valued at $0.004 per share, which was the trading price on December 6, 2011.

On December 15, 2011, the Company issued 2,000,000 shares of common stock in exchange for services valued at $20,000.  These shares were valued at $0.01 per share, which was the trading price on December 15, 2011

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

On December 19, 2011, the Company issued an aggregate of 2,637,363 shares of common stock in exchange for convertible notes and related accrued interest of $6,000.  These shares were valued at $0.0034 per share, which was the trading price on December 19, 2011.

On December 19, 2011, the Company issued an aggregate of 2,637,363 shares of common stock in exchange for convertible notes and related accrued interest of $6,000.  These shares were valued at $0.0052 per share, which was the trading price on December 19, 2011.

On December 27, 2011, the Company issued 5,443,540 shares of common stock in exchange for a convertible note and related accrued interest of $10,887.  These shares were valued at $0.009 per share, which was the trading price on December 27, 2011.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of December 31, 2011:

		Options Outstanding	Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$0.017	2,200,000	9.40	$0.017	550,000
$0.30	490,000	5.65	$0.30	490,000
$0.07	2,690,000	8.40	$0.15	1,040,000

The fair value of all employee options vesting charged to operations in the three months ended December 31, 2011 and 2010 were $5,500 and $1,965, respectively.

Transactions involving options issued to employees are summarized as follows:

	Weighted Average	Weighted Average Exercise
	Number of Options	Price per Share
Outstanding, September 30, 2010	590,000	$0.30
Granted	2,200,000	0.017
Exercised	-	-
Canceled or expired	(100,000)	(0.30)
Outstanding, September 30, 2011	2,690,000	0.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, December 31, 2011	2,690,000	$0.07

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Warrants

The following table summarizes the warrants outstanding as of December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.02	3,000,000	4.68	$0.02	3,000,000	$0.02
$0.04	4,375,000	4.54	$0.04	4,375,000	$0.04
$0.03	7,375,000	4.59	$0.03	7,375,000	$0.03

Transactions involving warrants are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding, September 30, 2010	100,000	$0.30
Granted	12,375,000	0.023
Exercised	(5,000,000)	0.01
Canceled or expired	(100,000)	(0.30)
Outstanding, September 30, 2011	7,375,000	0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, December 31, 2011	7,375,000	$0.03

In connection with the issuance of promissory notes, the Company issued an aggregate of 7,375,000 warrants exercisable five years from the date of issuance at $0.02 to $0.04 per share with certain reset provisions. The fair value of the warrants were determined at the date of issuance and adjusted to fair value to current period operations at December 31, 2011 with the offset to warrant liability using the binomial lattice model.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

ASC 810-10 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. Accordingly, the Company adopted ASC 810-10 and consolidated JCMD as a VIE, regardless of the Company not having an equity interest in JCMD.  Since JCMD is owned by two of the former principals of MWW, MWW has guaranteed the indebtedness of JCMD for the real estate occupied by MWW, and the two principals of JCMD do not have the ability to repay the loan, the Company, in accordance with ASC 810-10 has consolidated the activities of JCMD into the presented unaudited condensed consolidated financial statements.

Included in the Company's unaudited condensed consolidated balance sheets at December 31, 2011 and September 30, 2011are the following net assets of JCMD:

	December 31, 2011	September 30, 2011
ASSETS (JCMD)
Accounts receivable, prepaid expenses and other current assets	$193,433	$193,433
Total current assets	193,433	193,433
Total assets	$193,433	$193,433

LIABILITIES:
Current portion of long term debt	$489,755	$489,755
Accounts payable and accrued liabilities	200,906	190,498
Total current liabilities	690,661	680,253
Total deficit	(497,228)	(486,820)
Total liabilities and deficit	$193,433	$193,433

Consolidated results of operations for the three months ended December 31, 2011 and 2010 include the following:

	2011	2010
Revenues	$-	$34,000
Cost and expenses - real estate: Operating expenses, net	-	9,766
Interest, net	(10,408)	(10,414)
Total costs and expenses	(10,408)	(648)

Operating (loss) income-Real estate	$(10,408)	$34,649

The Variable Interest Entity owned by JCMD and included in these unaudited condensed consolidated financial statements sold the only asset it owned, which was real estate that was under a lease with the Company, for $800,000 on November 30, 2010.  This sale resulted in a net loss of approximately $400,000 and left a remaining liability to the Small Business Administration of approximately $500,000 which is guaranteed by the Company.  This loss of $409,823 was recorded as an impairment loss in the September 30, 2010 consolidated financial statements.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2011:

		Fair Value Measurements at December 31, 2011 using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$2,175,197	-	-	$2,175,197
Warrant liabilities	$916,613	-	-	$916,613

The debt derivative  and warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2011:

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

	Debt Derivative Liability	Warrant Liability
Balance, October 1, 2010	$1,186,670	$-
Initial fair value of debt derivatives at note issuances	1,484,806	-
Initial fair value of warrant liability	-	187,496
Mark-to market at September 30, 2011:
-Embedded debt derivatives	(367,912)	-
-Reset provisions relating to Series A preferred stock	(1,044,930)	-
-Reset provisions related to warrants	-	239,770
Balance, September 30, 2011	1,258,634	427,266
Transfers to (from) liabilities due to conversions	(141,310)
Initial fair value of debt derivatives at note issuances	406,570
Mark-to-market at December 31, 2011:
- Embedded debt derivatives	764,963	-
- Reset provisions relating to Series A preferred stock	(113,660)	-
-Reset provisions relating to warrants	-	489,347

Balance, December 31, 2011	$2,175,197	$916,613

Net (loss) for the period included in earnings relating to the liabilities held at December 31, 2011	$(651,303)	$(489,347)

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

The assets and liabilities of the discontinued operations as of December 31, 2011 and September 30, 2011 were as follows:

Assets:

	December 31, 2011	September 30, 2011
Cash	$-	$-
Accounts receivable	-	-
Inventories	-	-
Prepaid expenses and other assets	-	-
Total current assets	$-	$-
Other assets of discontinued operations	-	-
Assets of discontinued operations	$-	$-
Liabilities:
Accounts payable	492,006	492,006
Line of credit	-	-
Liabilities of discontinued operations	$492,006	$492,006

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

There were no operation activities for operations for the periods presented.

NOTE 15 - SUBSEQUENT EVENTS

During the month of January 2012, the Company issued an aggregate of 4,499,633 shares of common stock in exchange for conversion of preferred stock.

During the months of January and February 2012, the Company issued an aggregate of 40,754,836 shares of common stock in settlement of $145,654 of convertible notes payable and accrued interest.

During the months of January and February 2012, the Company issued an aggregate of $40,210 of convertible notes in exchange for accounts payable assumed.

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

Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. There was $20,000 allowance for doubtful accounts at December 31, 2011 and September 30, 2011.

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

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2011 TO THE THREE MONTHS ENDED DECEMBER 31, 2010

REVENUES

Net revenues were approximately $224,000 for the three months ended December 31, 2011. Our revenues decreased by $370,920 from the three months ended December 31, 2010. This 62.4% decrease is attributable to the fact we are focusing on our core business, which includes painting, seat heaters, spoilers and body-side moldings.   The Company is quoting on numerous paint projects and working on new programs for the 2012 and 2013 programs that are expected to provide continued revenue growth.

GROSS (LOSS) PROFIT

For the three months ended December 31, 2011, MWW's gross loss was $(91,684) (41.0%) compared to gross profit of $144,024 (24.2%) for the three months ended December 31, 2010. MWW sold a greater percentage of its lower margin products in 2011 than in 2010.  During the current period, our Revenues were insufficient to offset our overhead costs. MWW's gross profit margin is influenced by a number of factors and gross margin may fluctuate based on changes in the cost of supplies and product mix.

The primary components of cost of sales are direct labor and cost of parts and materials.  The cost of parts and materials has been consistent from year to year.

OPERATING EXPENSES

Selling, general, and administrative expenses were $253,026 (113.2 % of revenues) in 2011 compared to $327,226 (55.1 % of revenues) during 2010. The decrease in costs is attributable to management’s stringent efforts to reduce overhead costs.

Significant components of operating expenses consist of professional fees, salaries, and impairment losses.

OTHER INCOME (EXPENSES)

Financing expenses were $577,664 for the three months ended December 31, 2011 compared to $70,808 during same period last year. The increase is due to forbearance charges by our bank while in default of our real estate mortgage plus the change on the working capital portion of our debt from a traditional bank to a factoring company.  The factoring company charges a much higher rate on the borrowings.  In addition, we incurred non cash interest expense and amortization of debt discounts and non cash interest costs relating to our convertible notes of $517,606 compared to $-0- for the three months ended December 31, 2010.

(LOSS) GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY.   As described in our accompanying unaudited condensed consolidated financial statements, we issued convertible notes with certain conversion features, reset warrants and Series A Preferred Stock that have certain reset provisions.  All of which, we are required to bifurcate from the host financial instrument and mark to market each reporting period. We recorded the initial fair value of the reset provision as a liability with an offset to equity or debt discount and subsequently mark to market the reset provision liability at each reporting cycle.

For the three months ended December 310, 2011, we recorded a net loss of $1,140,651 in change in fair value of the derivative liability as compared to a gain of $772,327 for the same period the previous year.  The changes in the market price of our common stock have affected the fair value of the derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011 we had working capital deficit of $4,413,677. We reported negative cash flow from operating activities of ($68,109) and positive cash flow from financing activities of $75,500.

The negative cash flow from operating activities consists of $2,060,317 net loss, net with $56,700 depreciation and amortization expenses, $46,262 in amortization of deferred financing costs, $358,428 in amortization of debt discounts, $159,178 non cash interest paid,  $5,500 stock based compensation, loss on change in fair value of derivative liability of $1,140,651, common stock issued for services of $30,000, net with cancelation of previously issued common stock for services of $120,000,  Changes in operating assets were a $(102.853) increase in accounts receivable, $8,103 decrease in inventory, $410,239 increase in accounts payable and other current liabilities.

Cash flows from financing activities were primarily from issuance of notes payable of $90,500, net with repayments of $15,000.

On January 27, 2009, the Key Bank notified the Company it was in default of its obligations under the line of credit agreement and commercial mortgage loan secured by second deed of trust on real property to JCMD Properties, LLC. The notification is declaring the debt obligations in default and is therefore entitling the lender to exercise certain rights and remedies, including but not limited to, increasing the interest rate to the default rate and demanding immediate repayment in full of the principal, interest and interest swap outstanding liability.  Further, the lender notified the Company that the line of credit maturing on February 1, 2009 will not be renewed and no further advances are available on the line of credit.  As discussed in Note 7, the Company has entered into a Forbearance Agreement through August 31, 2009. As of September 30, 2009, the Key Bank line of credit was repaid through the Company securing the below financing with Summit Financial Resources, L.P.

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

The independent registered public accounting firm’s report on our September 30, 2011 consolidated financial statements included in our Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. – Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

ITEM 4T. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2011, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses previously found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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
NAME: CHARLES PINKERTON
TITLE: CHIEF EXECUTIVE OFFICER/CHIEF FINANCIAL OFFICER
Date: February 21, 2012

 Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ CHARLES PINKERTON
NAME: CHARLES PINKERTON
TITLE: CHIEF EXECUTIVE OFFICER/CHIEF FINANCIAL OFFICER
Date: February 21, 2012

