Form 10-K/A
period 2011-09-30
MARKETING WORLDWIDE CORP
filed 2012-03-01
CIK 1278363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K /A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _________

Commission File Number: 000-50586

MARKETING WORLDWIDE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	68-0566295
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2212 Grand Commerce Dr., Howell, MI 48855

(Address of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 148,997,630 shares of issuer’s Common Stock outstanding as of January 17, 2012

EXPLANATORY NOTE

Marketing Worldwide is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the annual period ended September 30, 2011 for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Original Report formatted in Extensible Business Reporting Language (XBRL).  This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

Item 6.  Exhibits.

(a)

Documents which are filed as a part of this report:

Exhibits:

31.1 –	Certification Required by Rule 13a-14(a) or Rule 15d-14(a)(1)
31.2 –	Certification Required by Rule 13a-14(a) or Rule 15d-14(a)(1)
32.1 –	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(1)
32.2 –	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(1)
101*–	The financial information from our Annual Report on Form 10-K for the year ended September 30, 2011, filed with the SEC on January 18, 2012, formatted in Extensible Business Reporting Language (XBRL): (i)the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to the Financial Statements .

(1) – Previously filed with Marketing Worldwide Form 10K, on January 18, 2012.

*  – In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2012	MARKETING WORLDWIDE

	By:	/s/ Charles Pinkerton
Charles Pinkerton
Chief Executive Officer