Form 10-Q
period 2012-03-31
MARKETING WORLDWIDE CORP
filed 2012-05-21
CIK 1278363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 14, 2012: 475,901,400

MARKETING WORLDWIDE CORPORATION

Form 10-Q for the Quarter ended March 31, 2012

MARKETING WORLDWIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,650	$5,012
Accounts receivable, net	196,734	201,476
Inventories, net	83,980	93,303
Total current assets	299,364	299,791

Property, plant and equipment, net	994,755	1,092,686

Other assets:
Capitalized finance costs, net	18,971	111,496

Total assets	$1,313,090	$1,503,973

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank line of credits	$7,910	$21,428
Notes payable and capital leases, current portion	1,415,558	1,518,944
Accounts payable	1,833,632	1,497,101
Warranty liability	75,000	75,000
Other current liabilities	970,423	769,458
Current liabilities of discontinued operations	492,006	492,006
Total current liabilities	4,794,529	4,373,937

Long term debt:
Derivative liability	803,870	1,258,634
Warrant liability	264,186	427,266

Total liabilities	5,862,585	6,059,837

Temporary equity:
Series A convertible preferred stock, $0.001 par value; 1,691,901 and 3,500,000 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	1,691,851	3,499,950

Permanent equity:
Stockholders' Deficiency
Preferred Stock, $0.001 par value; 10,000,000 shares authorized
Series B convertible preferred stock, $0.001 par value, 1,200,000 shares designated; 1,192,308 shares issued and outstanding as of March 31, 2012 and September 30, 2011	1,192	1,192
Series C convertible preferred stock, $0.001 par value, 1,000,000 shares designated; nil and 100 issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 341,946,808 and 71,494,819 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	341,948	71,495
Additional paid in capital	12,304,254	9,455,051
Accumulated deficit	(18,232,232)	(16,947,859)
Accumulated other comprehensive income (loss)	(148,873)	(148,873)
Total Marketing Worldwide Corporation stockholders' deficiency	(5,733,711)	(7,568,994)
Non controlling interest	(507,635)	(486,820)
Total stockholders' deficiency	(6,241,346)	(8,055,814)

Total Liabilities and Stockholders' Deficiency	$1,313,090	$1,503,973

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Revenue	$174,558	$265,354	$398,147	$859,863

Total cost of sales	306,616	304,559	621,889	755,044

Gross (loss) profit	(132,058)	(39,205)	(223,742)	104,819

Operating expenses:
Selling, general and administrative expenses	363,541	675,033	616,567	1,002,259
Total operating expenses	363,541	675,033	616,567	1,002,259

Loss from operations	(495,599)	(714,238)	(840,309)	(897,440)

Other income (expense)
Gain (loss) on change in fair value of derivative liability	2,225,672	(166,461)	1,085,021	605,866
Financing expenses	(858,102)	(221,244)	(1,435,766)	(292,052)
Loss on settlement of debt	-	(58,410)	-	(58,410)
Other income (expense), net	2,976	53,393	5,684	61,314

Net income (loss)	874,947	(1,106,960)	(1,185,370)	(580,722)

(Loss) income attributable to Non-controlling interest	(10,407)	(10,406)	(20,815)	24,242

Income (loss) attributable to Company	885,354	(1,096,554)	(1,164,555)	(604,964)

Preferred stock dividend	(41,068)	(78,750)	(119,818)	(157,500)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$844,286	$(1,175,304)	$(1,284,373)	$(762,464)

Income (loss) per common share, basic	$0.00	$(0.03)	$(0.01)	$(0.02)

Income (loss) per common share, diluted	$0.00	$(0.03)	$(0.01)	$(0.02)

Weighted average common stock outstanding, basic	206,869,659	40,087,286	150,327,210	35,586,726

Weighted average common stock outstanding, diluted	811,905,723	40,087,286	150,327,210	35,586,726

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,185,370)	$(580,722)
Adjustments to reconcile net (loss) to cash (used in) provided by operations:
Depreciation and amortization	110,790	126,449
Amortization of deferred financing costs	92,525	65,965
Amortization of debt discounts	785,412	34,955
Non cash interest	521,561	152,146
Loss on settlement of debt	-	58,410
Change in fair value of derivative liability	(1,085,021)	(605,866)
Fair value of vested employee options	11,000	3,140
Common stock issued for services rendered	30,000	106,514
Cancelation of previously issued common stock for services	(120,000)	-
(Increase) decrease in operating assets:
Accounts receivable	4,742	121,794
Inventory	9,323	33,673
Other current assets	-	9,328
Other assets	-	19,400
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	602,180	500,591
Net cash (used in) provided by operating activities	(222,858)	45,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,859)	(7,547)
Net cash used in investing activities	(12,859)	(7,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) lines of credit	(13,518)	(116,339)
Proceed from issuance of notes	290,500	75,000
Proceeds from (repayments of) notes payable and capital leases	(27,627)	-
Net cash provided by (used in) financing activities	249,355	(41,339)

Net increase (decrease) in cash and cash equivalents	13,638	(3,109)
Cash and cash equivalents, beginning of period	5,012	3,847

Cash and cash equivalents, end of period	$18,650	$738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$-	$94,543
Cash paid during year for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued in settlement of debt and accrued interest	$831,330	$108,840
Common stock issued in settlement of preferred stock dividends	$50,000	$472,500
Common stock issued upon conversion of Series A preferred stock	$1,808,099	$-
Settlement of debt via sale of property	$-	$739,301
Accounts payable settled via sale of property	$-	$60,699
Accounts payable settled via issuance of notes payable	$134,500	$-
Dividends declared	$119.818	$157,500
Note payable issued in exchange for Series C preferred stock	$100,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2011 consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and Variable Interest Entity (“VIE”), JCMD, LLC (See note 11). All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income (loss) per share

Basic and diluted income (loss) per common share is based upon the weighted average number of common shares outstanding during the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”).  For the three and six month ended March 31, 2011 and for the six months ended March 31, 2012, all primary dilutive common shares have been excluded since the inclusion would be anti-dilutive.

Such shares consist of the following at March 31, 2012 and 2011:

	2012	2011
Convertible debt	594,965,513	34,847,888
Conversion of Series A preferred stock	10,379,761	20,743,533
Options	2,690,000	100,000
Warrants	4,875,000	590,000
Totals	612,910,274	56,281,421

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Foreign currency

The functional currency of the Company is the U. S. dollar. When a transaction is executed in a foreign currency, it is re-measured into U. S. dollars based on appropriate rates of exchange in effect at the time of the transaction. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate. The related translation adjustments are included in other comprehensive income and were not material during the six months ended March 31, 2012. The resulting foreign currency transactions gains (losses), which were not material, are included in selling, general and administration expenses in the accompanying unaudited condensed consolidated statements of operations.

Fair value of financial instruments

Cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The fair value of notes payable and short-term debt is estimated to approximate fair market value based on the current rates available to companies such as MWW.

Accounting for bad debt and allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2012 and September 30, 2011 approximated $20,000.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Deferred financing costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized to financing expenses over the term of the related debt using the interest rate method. The amortization for the three and six month periods ended March 31, 2012 was $46,263 and $92,525, respectively, and for the three and six months ended March 31, 2011 was $32,620 and $65,965, respectively.  Accumulated amortization of deferred financing costs was $693,744 and $601,219 at March 31, 2012 and September 30, 2011, respectively.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's unaudited condensed consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The Company has incurred substantial recurring losses.  The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements during the six month period ended March 31, 2012, the Company incurred a net loss attributable to common stockholders of approximately $1,284,000. The Company has available cash of approximately $19,000 at March 31, 2012.  During the six months ended March 31, 2012, the Company’s operating activities used cash of approximately $223,000.  The Company’s working capital deficiency was approximately $4,495,000 and $4,074,000 as of March 31, 2012 and September 30, 2011, respectively.  The Company’s accumulated deficit was approximately $18,232,000 and $16,948,000 as of March 31, 2012 and September 30, 2011, respectively.  In addition, the Company has a stockholders’ deficit of approximately $6,241,000 and $8,056,000 at March 31, 2012 and September 30, 2011, respectively.  The Company has pledged all of its assets to Summit Financial Resources (Summit) as security for the Summit loan agreement.

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

MARCH 31, 2012

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

NOTE 4 – INVENTORIES

The inventories are stated at the lower of cost or market using the first-in, first-out method of valuation. The inventories at March 31, 2012 and 2011 are as follows:

	March 31,	September 30,
	2012	2011
Work in process	$291,640	$294,568
Finished goods	60,974	67,369
Total inventory before reserve	352,614	361,937
Less inventory reserve	(268,634)	(268,634)
Net inventory	$83,980	$93,303

The inventory reserve is determined after an exhaustive review and analysis of all inventories on hand.  The Company examines the likelihood of salability of each inventory item, and if there is more than 6 months supply of an item on hand, an appropriate reserve is recorded against such inventory; for cancelled or completed programs, existing inventory is 100 % reserved for.  At March 31, 2012 and September 30, 2011, the majority of the inventory reserve is for supply of product no longer in production or demand from existing customers.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

At March 31, 2012 and September 30, 2011, property, plant and equipment consist of the following:

	March 31, 2012	September 30, 2011	Range of Estimated Life
Land	$150,000	$150,000	N/A
Building	800,000	800,000	40 years
Office equipment	34,645	34,645	3 – 7 years
Tooling and other equipment	1,430,499	1,417,640	7 – 10 years
Subtotal	2,415,144	2,402,285
Less accumulated depreciation	(1,420,389)	(1,309,599)
Net property, plant and equipment	$994,755	$1,092,686

Depreciation expense included as a charge to operations of $54,090 and $110,790 for the three and six months ended March 31, 2012, respectively, and $60,581 and $126,649 for the three and six months ended March 31, 2011 respectively.

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

MARCH 31, 2012

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

As of March 31, 2012, the advance balance due to Summit was $7,910. The interest rate at March 31, 2012 was 4.25%.

NOTE 7 - NOTES PAYABLE

At March 31, 2012 and September 30, 2011, notes payable consists of the following:

	March 31, 2012	September 30, 2011

JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan was secured by a second deed of trust on real property and improvements located in Howell, MI. In addition to the Company the JCMD General Partners personally guarantee the loan. The note is in default. (*)	$489,755	$489,755
Colortek Mortgage loan payable in monthly principal installments of $5,961 with a fixed interest rate of 6.75% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary. (**)	566,900	587,026
Note payable issued February 19, 2011, due contingent on certain events with interest at 5% per annum, unsecured, net of unamortized debt discount of $66,214	-	118,008
Note payable issued March 22, 2011, due on December 28, 2011 with interest at 8% per annum, unsecured, net of unamortized debt discount of $7,918	-	17,082
Note payable issued May 6, 2011, due February 10, 2012 with interest at 8% per annum, unsecured, net of unamortized debt discount of $14,250	-	15,750
Note payable issued on June 29, 2011, due July 1, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $69,665 and $186,821, respectively	139,335	63,179
Note payable, issued on January 10, 2011, due July 10, 2011, with interest at 7% per annum, unsecured	-	127,000
Note payable issued on July 1, 2011, due July 1, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $5,979 and $18,135, respectively	19,021	6,865
Note payable issued on July 15, 2011, due July 15, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $78,904	-	21,096
Note payable issued on July 20, 2011, due July 20, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $4,521 and $12,041, respectively	10,479	2,959

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

	March 31, 2012	September 30, 2011

Note payable issued on July 21, 2011, due July 21, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $10,644 and $28,192, respectively	$24,356	$6,808
Note payable issued on July 20, 2011, due January 31, 2012, with interest at 5% per annum, unsecured, net of unamortized debt discount of nil and $19,720, respectively	69,225	57,005
Note payable issued August 16, 2011, due August 15, 2012 with interest at 16% per annum, unsecured, net of unamortized debt discount of $23,753	-	6,247
Note payable issued September 28, 2011, due September 27, 2012 with interest at 16% per annum, unsecured, net of unamortized debt discount of $29,836	-	164
Note payable, issued October 7, 2011, due July 11, 2012 with interest at 8% per annum, unsecured, net of unamortized debt discount of $19,446	33,554	-
Note payable, issued December 6, 2011, due September 8, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $21,796	15,704	-
Note payable, issued on November 28, 2011, due on demand, with interest at 7% per annum, unsecured, net of unamortized debt discount of $1,086	7,797	-
Note payable, issued on February 1, 2012, November 2, 2012, with interest at 22% per annum, unsecured, net of unamortized debt discount of $28,397	19,103	-
Note payable, issued on February 15, 2012, due February 15, 2013, with interest at 10% per annum, unsecured, net of unamortized debt discount of $43,835	6,165	-
Note payable, issued on February 22, 2012, due November 22, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $88,336	14,164	-
Total	1,415,558	1,518,944
Less current portion	(1,415,558)	(1,518,944)
Long term portion	$-	$-

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

MARCH 31, 2012

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

During the three and six months ended March 31, 2012, the Company amortized $17,349 and $33,554 to current period operations as interest expense, respectively.

The fair value of the described embedded derivative of $65,352 at March 31, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	260.88%
Risk free rate:	0.07%

At March 31, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $109,810 for the three months ended March 31, 2012.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

During the three and six months ended March 31, 2012, the Company amortized and wrote off (upon conversion) a total of $56,795 and $125,914 to current period operations as interest expense.

During the six months ended March 31, 2012, the Company issued an aggregate of 50,529,060 shares of common stock in settlement of $119,117 of the convertible note and related interest.

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

During the six months ended March 31, 2012, the Company amortized and wrote off (upon conversion) $19,005 to current period operations as interest expense.

During the six months ended March 31, 2012, the Company issued an aggregate of 8,638,705 shares of common stock in full settlement of the convertible note and related interest.

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

MARCH 31, 2012

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

During the three and six months ended March 31, 2012, the Company amortized $12,319 and $15,704 to current period operations as interest expense, respectively.

The fair value of the described embedded derivative of $56,147 at March 31, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	260.88%
Risk free rate:	0.15%

At March 31, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $81,542 for the three months ended March 31, 2012.

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

During the six months ended March 31, 2012, the Company amortized and wrote off (upon conversion) $10,887 to current period operations as interest expense.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

During the six months ended March 31, 2012, the Company issued an aggregate of 5,443,540 shares of common stock in full settlement of the convertible note and related interest.

Note issued January 3, 2012

On January 3, 2012, the Company issued a $8,998 Convertible Promissory Note that matures on January 3, 2013. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the fixed conversion rate of $0.003 per share.

Due to the nature of other existing convertible promissory notes, the Company could not insure sufficient shares available upon conversion demands, therefore the Company identified embedded derivatives related to the Convertible Promissory Note entered into on January 3, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $20,206 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	379.14%
Risk free rate:	0.12%

The initial fair value of the embedded debt derivative of $20,206 was allocated as a debt discount up to the proceeds of the note ($8,998) with the remainder ($11,208) charged to current period operations as interest expense.

During the six months ended March 31, 2012, the Company amortized and wrote off (upon conversion) $8,998 to current period operations as interest expense.

During the six months ended March 31, 2012, the Company issued an aggregate of 3,000,000 shares of common stock in full settlement of the convertible note and related interest.

Note issued January 17, 2012

On January 17, 2012, the Company issued a $11,212 Convertible Promissory Note that matures on January 17, 2013. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the fixed conversion rate of $0.003 per share.

Due to the nature of other existing convertible promissory notes, the Company could not insure sufficient shares available upon conversion demands, therefore the Company identified embedded derivatives related to the Convertible Promissory Note entered into on January 17, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $36,112 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	372.71%
Risk free rate:	0.11%

The initial fair value of the embedded debt derivative of $36,112 was allocated as a debt discount up to the proceeds of the note ($11,212) with the remainder ($24,900) charged to current period operations as interest expense.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

During the six months ended March 31, 2012, the Company amortized and wrote off (upon conversion) $11,212 to current period operations as interest expense.

During the six months ended March 31, 2012, the Company issued an aggregate of 3,800,000 shares of common stock in full settlement of the convertible note and related interest.

Note issued February 1, 2012

On February 1, 2012, the Company issued a $47,500 Convertible Promissory Note that matures on November 2, 2012. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 51% of the lowest three trading days 10 days prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on February 1, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $121,282 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	350.13%
Risk free rate:	0.13%

The initial fair value of the embedded debt derivative of $121,282 was allocated as a debt discount up to the proceeds of the note ($47,500) with the remainder ($73,282) charged to current period operations as interest expense.

During the six months ended March 31, 2012, the Company amortized $7,757 to current period operations as interest expense, respectively.

The fair value of the described embedded derivative of $75,799 at March 31, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	260.88%
Risk free rate:	0.15%

At March 31, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $28,299 for the three months ended March 31, 2012.

Note issued February 2, 2012

On February 2, 2012, the Company issued a $20,000 Convertible Promissory Note that matures on February 1, 2013. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the fixed conversion rate of $0.003 per share.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Due to the nature of other existing convertible promissory notes, the Company could not insure sufficient shares available upon conversion demands, therefore the Company identified embedded derivatives related to the Convertible Promissory Note entered into on February 2, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $50,783 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	350.18%
Risk free rate:	0.31%

The initial fair value of the embedded debt derivative of $50,783 was allocated as a debt discount up to the proceeds of the note ($20,000) with the remainder ($30,783) charged to current period operations as interest expense.

During the six months ended March 31, 2012, the Company amortized and wrote off (upon conversion) $20,000 to current period operations as interest expense.

During the six months ended March 31, 2012, the Company issued an aggregate of 6,700,000 shares of common stock in full settlement of the convertible note and related interest.

Note issued February 15, 2012

On February 15, 2012, the Company issued a $100,000 Convertible Promissory Note that matures on December 31, 2012 in exchange for 100 shares of Series C Preferred stock. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the fixed conversion rate of $0.0075 per share.

Due to the nature of other existing convertible promissory notes, the Company could not insure sufficient shares available upon conversion demands, therefore the Company identified embedded derivatives related to the Convertible Promissory Note entered into on February 15, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $52,677 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	325.00%
Risk free rate:	0.18%

The initial fair value of the embedded debt derivative of $52,677 was allocated as a debt discount up to the proceeds of the note.

During the six months ended March 31, 2012, the Company amortized and wrote off (upon conversion) $52,677 to current period operations as interest expense.

During the six months ended March 31, 2012, the Company issued an aggregate of 13,394,703 shares of common stock in full settlement of the convertible note and related interest.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Note issued February 15, 2012

On February 15, 2012, the Company issued a $50,000 Convertible Promissory Note that matures on February 15, 2013. The note bears interest at a rate of 10% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 65% of the lowest two trading days 10 days prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on February 15, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $72,072 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	325.00%
Risk free rate:	0.18%

The initial fair value of the embedded debt derivative of $72,072 was allocated as a debt discount up to the proceeds of the note ($50,000) with the remainder ($22,072) charged to current period operations as interest expense.

During the six months ended March 31, 2012, the Company amortized $6,164 to current period operations as interest expense.

The fair value of the described embedded derivative of $69,604 at March 31, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	260.88%
Risk free rate:	0.19%

At March 31, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $2,468 for the three months ended March 31, 2012.

Note issued February 21, 2012

On February 21, 2012, the Company issued a $64,398 Convertible Promissory Note that matures on February 1, 2013. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 52% of the lowest trading day 10 days prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on February 21, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $123,822 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	318.85%
Risk free rate:	0.17%

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

The initial fair value of the embedded debt derivative of $123,822 was allocated as a debt discount up to the proceeds of the note ($64,398) with the remainder ($59,424) charged to current period operations as interest expense.

During the six months ended March 31, 2012, the Company amortized and wrote off (upon conversion) $64,398 to current period operations as interest expense.

During the six months ended March 31, 2012, the Company issued an aggregate of 34,100,000 shares of common stock in full settlement of the convertible note and related interest.

Note issued February 22, 2012

On February 22, 2012, the Company issued a $102,500 Convertible Promissory Note that matures on February 22, 2013. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 65% of the lowest three trading days 10 days prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on February 22, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $204,223 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	318.85%
Risk free rate:	0.17%

The initial fair value of the embedded debt derivative of $204,223 was allocated as a debt discount up to the proceeds of the note ($102,500) with the remainder ($101,723) charged to current period operations as interest expense.

During the six months ended March 31, 2012, the Company amortized $14,164 to current period operations as interest expense.

The fair value of the described embedded derivative of $166,890 at March 31, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	260.88%
Risk free rate:	0.15%

At March 31, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $37,323 for the three months ended March 31, 2012.

Settlement of previously issued Convertible Promissory Notes

During the six months ended March 31, 2012, the Company issued an aggregate of 126,945,983 shares of common stock in full settlement of $658,340 of convertible notes and related accrued interest.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Preferred dividends payable	$384.818	$315,000
Consulting fees	-	69,500
Interest	249,383	225,530
Payroll and other	336,222	159,428
Total	$970.423	$769,458

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

The fair value of the warrant liability of $264,186 as of March 31, 2012 was determined using the Binomial Lattice formula assuming no dividends, a risk-free interest rate of 0.19%, expected volatility of 260.88%, and expected remaining warrant life of 4.25 to 4.49 years.

The Company adjusted the recorded fair values of the warrants to market from September 30, 2011 resulting in a non-cash, non-operating gain of $63,666 for the six months ended March 31, 2012.

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

Series A Preferred stock

As of March 31, 2012 and September 30, 2011, the Company had 1,691,901 and 3,500,000 shares issued and outstanding, respectively.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

On January 5, 2012, the Company issued an aggregate of 4,499,998 shares of common stock in exchange for 1,808,099 shares of Series A Preferred Stock.

Payment of Dividends: Commencing on the date of issuance of the Series A Preferred Stock, the holders of record of shares of Series A Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefore and as declared by the Board of Directors, dividends at the rate of nine percent (9%) of the stated Liquidation Preference Amount (see below) per share per annum payable quarterly. On March 5, 2012, the Company issued an aggregate of 10,000,000 shares of common stock in payment of $50,000 of accrued dividends.

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

The fair value of the embedded conversion features were measured using the Black-Scholes option pricing model as of the date of issuance and as of March 31, 2012 and at September 30, 2011, the fair value was  measured using the Binomial Lattice Model and the following assumptions:

	March 31,	September 30,	Date of
	2012	2011	issuance
Imbedded Beneficial Conversion Feature:
Risk-free rate	0.05%	0.06%	4.55%
Annual rate of dividends	0%	0%	0%
Volatility	260.88%	434.88%	146.64%
Weighted Average life (years)	0.07	0.57	5.0

Fair Value	$-	$141,740	$1,971,115

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

ASC 815 was implemented in the first quarter of Fiscal 2010 and is reported as the cumulative effect of a change in accounting principles.  At October 1, 2009, the cumulative effect on the embedded conversion feature was recorded as decrease in accumulated deficit of $1,971,115.  As of March 31, 2012 the derivative liability associated with the embedded conversion features of the Series A Preferred stock was revalued, the decrease in the derivative liability of $141,740 for the six months ended March 31, 2012 is included as a increase of a gain on change of fair value of derivative liabilities in the Company’s unaudited condensed consolidated statement of operations.

Series B Preferred stock

As of March 31, 2012 and September 30, 2011, the Company has 1,192,308 shares of Series B Preferred Stock issued and outstanding.

Series C Preferred stock

On May 4, 2011, the Company designated the issuance of a Series C preferred stock with the following attributes:

Par value:	$0.001 per share

Stated value:	$1,000 per share

Voting rights:	None

On February 15, 2012, the Company issued a $100,000 convertible note payable in exchange for all the outstanding Series C Preferred stock.

As of March 31, 2012 and September 30, 2011, the Company has nil and 100 shares of Series C Preferred stock issued and outstanding, respectively.

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

MARCH 31, 2012

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

MARCH 31, 2012

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

On January 3, 2012, the Company issued 3,766,234 shares of common stock in exchange for a convertible note and related accrued interest of $14,500.  These shares were valued at $0.007 per share, which was the trading price on January 3, 2012.

On January 5, 2012, the Company issued an aggregate of 4,499,998 shares of common stock in exchange for 1,808,099 shares of Series A Preferred stock.

On January 12, 2012, the Company issued 5,238,095 shares of common stock in exchange for a convertible note and related accrued interest of $22,000.  These shares were valued at $0.01 per share, which was the trading price on January 12, 2012.

On January 12, 2012, the Company issued 3,000,000 shares of common stock in exchange for a convertible note and related accrued interest of $8,998.  These shares were valued at $0.01 per share, which was the trading price on January 12, 2012.

On January 24, 2012, the Company issued 3,800,000 shares of common stock in exchange for a convertible note and related accrued interest of $11,212.  These shares were valued at $0.0075 per share, which was the trading price on January 24, 2012.

On January 24, 2012, the Company issued 13,292,614 shares of common stock in exchange for a convertible note and related accrued interest of $58,760.  These shares were valued at $0.0075 per share, which was the trading price on January 24, 2012.

On February 2, 2012, the Company issued 6,700,000 shares of common stock in exchange for a convertible note and related accrued interest of $20,000.  These shares were valued at $0.007 per share, which was the trading price on February 2, 2012.

On February 10, 2012, the Company issued 14,720,812 shares of common stock in exchange for a convertible note and related accrued interest of $58,000.  These shares were valued at $0.006 per share, which was the trading price on February 10, 2012.

On February 16, 2012, the Company issued 7,500,000 shares of common stock in exchange for a convertible note and related accrued interest of $19,744.  These shares were valued at $0.005 per share, which was the trading price on February 16, 2012.

On February 21, 2012, the Company issued 9,000,000 shares of common stock in exchange for a convertible note and related accrued interest of $18,000.  These shares were valued at $0.005 per share, which was the trading price on February 21, 2012.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

On February 23, 2012, the Company issued 26,479,633 shares of common stock in exchange for a convertible note and related accrued interest of $107,990.  These shares were valued at $0.004 per share, which was the trading price on February 23, 2012.

On February 27, 2012, the Company issued 7,926,941 shares of common stock in exchange for a convertible note and related accrued interest of $23,781.  These shares were valued at $0.0041 per share, which was the trading price on February 2, 2012.

On February 28, 2012, the Company issued 5,108,248 shares of common stock in exchange for a true up of a convertible note and related accrued interest.  These shares were valued at $0.004 per share, which was the trading price on February 28, 2012.

On February 29, 2012, the Company issued 8,200,000 shares of common stock in exchange for a convertible note and related accrued interest of $19,988.  These shares were valued at $0.004 per share, which was the trading price on February 29, 2012.

On March 5, 2012, the Company issued 9,632,877 shares of common stock in exchange for a convertible note and related accrued interest of $72,249.  These shares were valued at $0.0047 per share, which was the trading price on March 5, 2012.

On March 5, 2012, the Company issued 10,000,000 shares of common stock as payment on Series A Preferred stock dividend of $50,000.  These shares were valued at $0.005 per share, which was the trading price on March 5, 2012.

On March 7, 2012, the Company issued 10,700,000 shares of common stock in exchange for a convertible note and related accrued interest of $21,398.  These shares were valued at $0.005 per share, which was the trading price on March 7, 2012.

On March 15, 2012, the Company issued 8,000,000 shares of common stock in exchange for a convertible note and related accrued interest of $12,740.  These shares were valued at $0.0026 per share, which was the trading price on March 15, 2012.

On March 15, 2012, the Company issued 3,761,826 shares of common stock in exchange for a convertible note and related accrued interest of $28,214.  These shares were valued at $0.0026 per share, which was the trading price on March 15, 2012.

On March 19, 2012, the Company issued 14,400,000 shares of common stock in exchange for a convertible note and related accrued interest of $25,000.  These shares were valued at $0.0034 per share, which was the trading price on March 19, 2012.

On March 19, 2012, the Company issued 13,319,239 shares of common stock in exchange for a convertible note and related accrued interest of $21,000.  These shares were valued at $0.0034 per share, which was the trading price on March 19, 2012.

On March 19, 2012, the Company issued 3,336,323 shares of common stock in exchange for a convertible note and related accrued interest of $5,260.  These shares were valued at $0.0034 per share, which was the trading price on March 19, 2012.

On March 27, 2012, the Company issued 7,000,000 shares of common stock in exchange for a convertible note and related accrued interest of $8,645.  These shares were valued at $0.003 per share, which was the trading price on March 27, 2012.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

On March 27, 2012, the Company issued 17,050,298 shares of common stock in exchange for a convertible note and related accrued interest of $20,000.  These shares were valued at $0.003 per share, which was the trading price on March 27, 2012.

As of March 31, 2012 and September 30, 2011, the Company has 341,946,808 and 71,494,819 shares of common stock issued and outstanding, respectively.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of March 31, 2012:

		Options Outstanding	Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$0.017	2,200,000	9.15	$0.017	550,000
$0.30	490,000	5.40	$0.30	490,000
$0.07	2,690,000	8.47	$0.15	1,040,000

The fair value of all employee options vesting charged to operations in the three and six months ended March 31, 2012 was $5,500 and $11,000, respectively and $1,175 and $3,140 for the three and six months ended March 31, 2011.

Transactions involving options issued to employees are summarized as follows:

	Weighted Average	Weighted Average Exercise
	Number of Options	Price per Share
Outstanding, September 30, 2010	590,000	$0.30
Granted	2,200,000	0.017
Exercised	-	-
Canceled or expired	(100,000)	(0.30)
Outstanding, September 30, 2011	2,690,000	0.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, March 31, 2012	2,690,000	$0.07

Warrants

The following table summarizes the warrants outstanding as of March 31, 2012:

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

	Warrants Outstanding			Warrants Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.02	3,000,000	4.43	$0.02	3,000,000	$0.02
$0.04	1,875,000	4.28	$0.04	1,875,000	$0.04
$0.03	4,875,000	4.38	$0.03	4,875,000	$0.03

Transactions involving warrants are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding, September 30, 2010	100,000	$0.30
Granted	12,375,000	0.023
Exercised	(5,000,000)	0.01
Canceled or expired	(100,000)	(0.30)
Outstanding, September 30, 2011	7,375,000	0.03
Granted	-	-
Exercised	-	-
Canceled or expired	(2,500,000)	(0.04)
Outstanding, March 31, 2012	4,875,000	$0.03

In connection with the issuance of promissory notes, the Company issued an aggregate of 4,875,000 warrants (net of cancelations of 2,500,000) exercisable five years from the date of issuance at $0.02 to $0.04 per share with certain reset provisions. The fair value of the warrants were determined at the date of issuance and adjusted to fair value to current period operations at March 31, 2012 with the offset to warrant liability using the binomial lattice model.

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

MARCH 31, 2012

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

Included in the Company's unaudited condensed consolidated balance sheets at March 31, 2012 and September 30, 2011are the following net assets of JCMD:

	March 31, 2012	September 30, 2011
ASSETS (JCMD)
Accounts receivable, prepaid expenses and other current assets	$193,433	$193,433
Total current assets	193,433	193,433
Total assets	$193,433	$193,433

LIABILITIES:
Current portion of long term debt	$489,755	$489,755
Accounts payable and accrued liabilities	211,313	190,498
Total current liabilities	701,068	680,253
Total deficit	(507,635)	(486,820)
Total liabilities and deficit	$193,433	$193,433

Consolidated results of operations for the three months ended March 31, 2012 and 2011 include the following:

	2012	2011
Revenues	$-	$-
Cost and expenses - real estate: Operating expenses, net	-	-
Interest, net	(10,407)	(10,406)
Total costs and expenses	(10,407)	(10,406)

Operating (loss) income-Real estate	$(10,407)	$(10.406)

Consolidated results of operations for the six months ended March 31, 2012 and 2011 include the following:

	2012	2011
Revenues	$-	$34,000
Cost and expenses - real estate: Operating expenses, net	-	(9,766)
Interest, net	(20,815)	(8)
Total costs and expenses	(20,815)	(9,758)

Operating (loss) income-Real estate	$(20,815)	$24,242

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of March 31, 2012:

		Fair Value Measurements at March 31, 2012 using:
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$803,870	-	-	$803,870
Warrant liabilities	$264,186	-	-	$264,186

The debt derivative  and warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2012:

	Debt Derivative Liability	Warrant Liability
Balance, October 1, 2010	$1,186,670	$-
Initial fair value of debt derivatives at note issuances	1,484,806	-
Initial fair value of warrant liability	-	187,496
Mark-to market at September 30, 2011:
-Embedded debt derivatives	(367,912)	-
-Reset provisions relating to Series A preferred stock	(1,044,930)	-
-Reset provisions related to warrants	-	239,770
Balance, September 30, 2011	1,258,634	427,266
Transfers to (from) liabilities due to conversions	(521,156)	(99,414)
Initial fair value of debt derivatives at note issuances	1,087,747	-
Mark-to-market at March 31, 2012:
- Embedded debt derivatives	(879,615)	-
- Reset provisions relating to Series A preferred stock	(141,740)	-
-Reset provisions relating to warrants	-	(63,666)

Balance, March 31, 2012	$803,870	$264,186

Net income for the period included in earnings relating to the liabilities held at March 31, 2012	$1,021,355	$63,666

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

The assets and liabilities of the discontinued operations as of March 31, 2012 and September 30, 2011 were as follows:

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Assets:

	March 31, 2012	September 30, 2011
Cash	$-	$-
Accounts receivable	-	-
Inventories	-	-
Prepaid expenses and other assets	-	-
Total current assets	$-	$-
Other assets of discontinued operations	-	-
Assets of discontinued operations	$-	$-
Liabilities:
Accounts payable	492,006	492,006
Line of credit	-	-
Liabilities of discontinued operations	$492,006	$492,006

There were no operation activities for operations for the periods presented.

NOTE 15 - SUBSEQUENT EVENTS

During the month of April and May 2012, the Company issued an aggregate of 133,954,592 shares of common stock in settlement of $103,099 of convertible notes payable, accrued preferred dividend and accrued interest.

On May 1, 2012, four persons holding majority voting power of Marketing Worldwide Corporation (the “Company”) took action by written consent to increase the authorized capital stock of the Company to consist of Five Billion Nine Hundred Ten Million (5,910,000,000) shares of which stock Five Billion Nine Hundred Million (5,900,000,000) shares of the par value of $.00001 each shall be common stock and of which Ten Million (10,000,000) shares of the par value of $.001 each shall be preferred stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE  WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO A NUMBER OF FACTORS, SUCH AS ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AUTOMOTIVE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT LIABILITY, AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBEDUNDER QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THOSE FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q

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

Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. There was $20,000 allowance for doubtful accounts at March 31, 2012 and September 30, 2011.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 TO THE THREE MONTHS ENDED MARCH 31, 2011

REVENUES

Net revenues were $174,558 for the three months ended March 31, 2012. Our revenues decreased by $90,796 from the three months ended March 31, 2011. This 34.2% decrease is attributable to the fact we are focusing on our core business, which includes painting, seat heaters, spoilers and body-side moldings.   The Company is quoting on numerous paint projects and working on new programs for the 2012 and 2013 programs that are expected to provide continued revenue growth.

GROSS LOSS

For the three months ended March 31, 2012, MWW's gross loss was $132,058 (75.7%) compared to gross loss of $39,205 (14.8%) for the three months ended March 31, 2011. MWW sold a greater percentage of its lower margin products in 2012 than in 2011.  During the current period, our Revenues were insufficient to offset our overhead costs. MWW's gross profit margin is influenced by a number of factors and gross margin may fluctuate based on changes in the cost of supplies and product mix.

The primary components of cost of sales are direct labor and cost of parts and materials.  The cost of parts and materials has been consistent from year to year.

OPERATING EXPENSES

Selling, general, and administrative expenses were $363,541 (208.3 % of revenues) in 2012 compared to $675,033 (254.4 % of revenues) during 2011. The decrease in costs is attributable to management’s stringent efforts to reduce overhead costs.

Significant components of operating expenses consist of professional fees, salaries, and impairment losses.

OTHER INCOME (EXPENSES)

Financing expenses were $858,102 for the three months ended March 31, 2012 compared to $221,244 during same period last year. We incurred non cash interest expense and amortization of debt discounts and non cash interest costs relating to our convertible notes of $789,367 compared to $187,101 for the three months ended March 31, 2011.

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

For the three months ended March 31, 2012, we recorded a net gain of $2,225,672 in change in fair value of the derivative liability as compared to a loss of $166,461 for the same period the previous year.  The changes in the market price of our common stock have affected the fair value of the derivative liability.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2012 TO THE THREE MONTHS ENDED MARCH 31, 2011

REVENUES

Net revenues were $398,147 for the six months ended March 31, 2012. Our revenues decreased by $461,716 from the six months ended March 31, 2011. This 53.7% decrease is attributable to the fact we are focusing on our core business, which includes painting, seat heaters, spoilers and body-side moldings.   The Company is quoting on numerous paint projects and working on new programs for the 2012 and 2013 programs that are expected to provide continued revenue growth.

GROSS (LOSS) PROFIT

For the six months ended March 31, 2012, MWW's gross loss was $(223,742) (56.1%) compared to gross profit of $104,819 (12.2%) for the six months ended March 31, 2011. MWW sold a greater percentage of its lower margin products in 2012 than in 2011.  During the current period, our Revenues were insufficient to offset our overhead costs. MWW's gross profit margin is influenced by a number of factors and gross margin may fluctuate based on changes in the cost of supplies and product mix.

The primary components of cost of sales are direct labor and cost of parts and materials.  The cost of parts and materials has been consistent from year to year.

OPERATING EXPENSES

Selling, general, and administrative expenses were $616,567 (154.9 % of revenues) in 2012 compared to $1,002,259 (116.6 % of revenues) during 2011. The decrease in costs is attributable to management’s stringent efforts to reduce overhead costs.

Significant components of operating expenses consist of professional fees, salaries, and impairment losses.

OTHER INCOME (EXPENSES)

Financing expenses were $1,435,766 for the six months ended March 31, 2012 compared to $605,866 during same period last year. We incurred non cash interest expense and amortization of debt discounts and non cash interest costs relating to our convertible notes of $1,306,973 compared to $187,101 for the six months ended March 31, 2011.

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

For the six months ended March 31, 2012, we recorded a net gain of $1,085,021 in change in fair value of the derivative liability as compared to a gain of $605,866 for the same period the previous year.  The changes in the market price of our common stock have affected the fair value of the derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012 we had working capital deficit of $4,495,165. We reported negative cash flow from operating activities of ($222,858), cash used in investing of $(12,859) and positive cash flow from financing activities of $249,355.

The negative cash flow from operating activities consists of $1,185,370 net loss, net with $110,790 depreciation and amortization expenses, $92,525 in amortization of deferred financing costs, $785,412 in amortization of debt discounts, $521,561 non cash interest paid,  $11,000 stock based compensation, , common stock issued for services of $30,000, net with cancelation of previously issued common stock for services of $120,000,  net with a gain on change in fair value of derivative liability of $1,085,021. Changes in operating assets were a $4,742 decrease in accounts receivable, $9,323 decrease in inventory, $602,180 increase in accounts payable and other current liabilities.

Cash flows used in investing activities of $12,859 was primarily acquisition of property and equipment.

Cash flows from financing activities were primarily from issuance of notes payable of $290,500, net with repayments of $41,145.

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

ITEM 4T. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2012, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses previously found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

Not applicable

Item 5. Other Information

Material Modification to Rights of Security Holders

On May 1, 2012, four persons holding majority voting power of Marketing Worldwide Corporation (the “Company”) took action by written consent to increase the authorized capital stock of the Company to consist of Five Billion Nine Hundred Ten Million (5,910,000,000) shares of which stock Five Billion Nine Hundred Million (5,900,000,000) shares of the par value of $.00001 each shall be common stock and of which Ten Million (10,000,000) shares of the par value of $.001 each shall be preferred stock. A copy of the Certificate of Amendment to the Certificate of Incorporation of Marketing Worldwide Corporation is attached to this report as Exhibit.

Based upon covenants in certain Securities Purchase Agreements and Convertible Promissory Notes, the Company is required to reserve shares of its common stock for future issuance. The significant increase in the amount of authorized shares was made by the four persons holding majority voting power to accommodate the requirements of the covenants in certain Securities Purchase Agreements and Convertible Promissory Notes. For example, the Company has secured cash for operations under several Securities Purchase Agreements and Convertible Promissory Notes entered between the Company and Asher Enterprises Inc. that require the Company to reserve shares of common stock for future issuance. On April 17, 2012, the Company received funding of $47,500 from Asher Enterprises Inc. and was required to reserve 410,000,000 shares of common stock for future issuance under the conversion features of the Convertible Promissory Note. Moreover, the Company had 142,600,000 shares of common stock reserved pursuant three prior convertible promissory notes in favor of Asher Enterprises Inc. dated October 7, 2011, December б, 2011, and February 1, 2012, respectively. Even though as of May 1, 2012, the total debt due in favor of Asher Enterprises Inc. is $183,000, the Company is required to reserve 552,600,000 shares of common stock (with approximate value, based upon May 1, 2012 closing price of $.0016, being $884,160) to honor the Company’s covenants under the Securities Purchase Agreements and Convertible Promissory Notes.

At May 1, 2012, the Company had 398,350,037 shares issued and outstanding and 552,600,000 shares reserved for possible future issuances to Asher Enterprises Inc. Moreover, at May 1, 2012, the Company has outstanding debt to seven Investors with conversion terms that (based upon May 1, 2012 closing price) might require the future issuance of 718,306,250 or more shares of common stock. Under the terms of the Company’s Series A Convertible Preferred Stock owned by Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P., the Company will need to issue 46,962,091 shares of common stock to pay accrued dividends and convert the Series A shares into common stock.

The Company’s Series D stockholders, who hold majority voting power, the board and management are taking actions based upon their informed business judgment to continue operations for the benefit of the creditors and shareholders of the Company. Since the Company is in the zone of insolvency, the Company must consider the interests of both shareholders and creditors. As the Company strives to repay its debt and secure capital to support higher revenue in future periods, there will be dilution to existing stockholders caused by the issuance of common stock for cash and in exchange for debt. While management seeks to minimize the dilution to existing stockholders, multiple factors beyond management’s control, such as general economic conditions, the availability of and terms available for debt and equity funding, and the trading price of the Company’s common stock, have a significant impact on this effort. The Company’s effort to restructure its operations and to report positive cash flow and profits is expected to take 6-18 months. Investors are cautioned that these efforts may not be successful.

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

(10)(27) $260,120 promissory note and stock pledge agreement, dated Feb 19, 2011, Rainer Poertner

(10)(28) Series C convertible preferred stock agreement, dated April 29, 2011, Southridge

(10)(29) Series C convertible preferred stock agreement, dated May 17, 2011, Southridge

(10)(30) Public relations, promotion and marketing agreement, April 28, 2011 – August 28, 2011, Stock Vest

(10)(31) $45,000 convertible note, dated April 17, 2012, Asher

(10)(32) Certificate of Amendment to the Certificate of Incorporation

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETING WORLDWIDE CORPORATION

BY:	/s/ CHARLES PINKERTON
NAME: CHARLES PINKERTON
TITLE: CHIEF EXECUTIVE OFFICER/CHIEF FINANCIAL OFFICER
Date: May 15, 2012

 Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ CHARLES PINKERTON
NAME: CHARLES PINKERTON
TITLE: CHIEF EXECUTIVE OFFICER/CHIEF FINANCIAL OFFICER
Date: May 15, 2012

