Form 10-Q
period 2012-06-30
MARKETING WORLDWIDE CORP
filed 2012-08-20
CIK 1278363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 16, 2012: 4,246,397

MARKETING WORLDWIDE CORPORATION

Form 10-Q for the Quarter ended June 30, 2012

MARKETING WORLDWIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,868	$5,012
Accounts receivable, net	84,016	201,476
Inventories, net	83,862	93,303
Total current assets	183,746	299,791

Property, plant and equipment, net	957,018	1,092,686

Other assets:
Capitalized finance costs, net	-	111,496

Total assets	$1,140,764	$1,503,973

LIABILITIES AND DEFICIENCY
Current liabilities:
Bank line of credits	$-	$21,428
Notes payable and capital leases, current portion	1,433,736	1,518,944
Accounts payable	1,789,767	1,497,101
Warranty liability	75,000	75,000
Other current liabilities	1,004,809	769,458
Current liabilities of discontinued operations	492,006	492,006
Total current liabilities	4,795,318	4,373,937

Long term debt:
Derivative liability	6,637,168	1,258,634
Warrant liability	513,636	427,266

Total liabilities	11,946,122	6,059,837

Temporary equity:
Series A convertible preferred stock, $0.001 par value;3,500,000 shares designated; nil and 3,500,000 shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	-	3,499,950

Permanent equity:
Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series B convertible preferred stock, $0.001 par value, 1,200,000 shares designated; nil and 1,192,308 shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	-	1,192
Series C convertible preferred stock, $0.001 par value, 1,000,000 shares designated; nil and 100 shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	-	-
Series D super voting preferred stock, $0.001 par value, 1,000,000 shares designated, 90,002 and nil issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	90	-
Series E 6% convertible preferred stock, $0.001 par value, 15,000 shares designated, 11,563.5 and nil shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	12	-
Common stock, $0.00001 par value, 5,900,000,000 and 500,000,000 shares authorized as of June 30, 2012 and September 30, 2011, respectively; 2,539,879 and 238,316 shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	25	2
Additional paid in capital	13,233,796	9,526,544
Deficit	(23,372,366)	(16,947,859)
Accumulated other comprehensive loss	(148,873)	(148,873)
Total Marketing Worldwide Corporation stockholders' deficiency	(10,287,316)	(7,568,994)
Non controlling interest	(518,042)	(486,820)
Total deficiency	(10,805,358)	(8,055,814)

Total Liabilities and Deficiency	$1,140,764	$1,503,973

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Revenue	$175,871	$449,235	$574,018	$1,309,098

Total cost of sales	291,673	370,469	913,562	1,125,513

Gross (loss) profit	(115,802)	78,766	(339,544)	183,585

Operating expenses:
Selling, general and administrative expenses	292,342	359,580	908,909	1,267,348
Total operating expenses	292,342	359,580	908,909	1,267,348

Loss from operations	(408,144)	(280,814)	(1,248,453)	(1,083,763)

(Loss) gain on change in fair value of derivative liability	(3,623,835)	317,837	(2,538,814)	923,703
Financing expenses	(718,466)	(585,146)	(2,154,232)	(971,688)
Loss on settlement of debt	(382,596)	-	(382,596)	(58,410)
Other income (expense), net	-	8,130	5,684	69,443

Net loss	(5,133,041)	(539,993)	(6,318,411)	(1,120,715)

(Loss) income attributable to Non-controlling interest	(10,407)	(10,407)	(31,222)	13,835

Loss attributable to Company	(5,122,634)	(529,586)	(6,287,189)	(1,134,550)

Preferred stock dividend	(17,500)	(78,750)	(137,318)	(236,250)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(5,140,134)	$(608,336)	$(6,424,507)	$(1,370,800)

Loss per common share, basic and diluted	$(3.09)	$(3.64)	$(7.24)	$(9.94)

Weighted average common stock outstanding, basic and diluted	1,663,183	167,142	887,041	137,946

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,318,411)	$(1,120,715)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	148,527	186,977
Amortization of deferred financing costs	111,496	98,948
Amortization of debt discounts	1,064,112	126,084
Non cash interest	888,736	364,836
Loss on settlement of debt	382,596	58,410
Change in fair value of derivative liability	2,538,814	(923,703)
Fair value of vested employee options	16,500	6,148
Stock based compensation	70,500	273,209
Cancelation of previously issued common stock for services	(120,000)	-
(Increase) decrease in operating assets:
Accounts receivable	117,460	100,093
Inventory	9,441	44,035
Other current assets	-	9,328
Other assets	-	19,400
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	672,820	583,336
Cash used in operating activities	(417,409)	(173,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,859)	(7,547)
Cash used in investing activities	(12,859)	(7,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Series C preferred stock	-	100,000
Repayments of lines of credit	(21,428)	(154,759)
Proceed from issuance of notes	495,500	355,000
Repayments of notes payable	(32,948)	(11,764)
Cash provided by financing activities	441,124	288,477

Net increase in cash and cash equivalents	10,856	107,316
Cash and cash equivalents, beginning of period	5,012	3,847

Cash and cash equivalents, end of period	$15,868	$111,163

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$-	$51,039
Cash paid during year for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued in settlement of debt	$1,783,509	$160,286
Common stock issued in settlement of preferred stock dividends	$80,000	$472,500
Accounts payable settled via issuance of notes payable	$134,500	$387,120
Preferred dividends declared	$137,318	$157,500
Note payable issued in exchange for Series C preferred stock	$100,000	$-
Issuance of Series E Preferred Stock in settlement of Series A and Series B Preferred Stocks	$2,095,413	$-
Common stock issued upon conversion of Series A preferred stock	$1,808,099	$-
Common stock issued upon conversion of Series E preferred stock	$89,118	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

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

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2011 consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and Variable Interest Entity (“VIE”), JCMD, LLC (See note 11). All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income (loss) per share

Basic and diluted income (loss) per common share is based upon the weighted average number of common shares outstanding during the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”).  For the three and nine months ended June 30, 2012 and 2011, all primary dilutive common shares have been excluded since the inclusion would be anti-dilutive.

Such shares consist of the following at June 30, 2012 and 2011:

	2012	2011
Convertible debt	23,818,435	155,746
Conversion of Series A preferred stock	-	68,926
Conversion of Series B preferred stock	-	39,733
Conversion of Series C preferred stock	-	2
Conversion of Series E preferred stock	38,480,865	-
Options	8,967	9,300
Warrants	16,250	333
Totals	62,324,517	274,040

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

Foreign currency

The functional currency of the Company is the U. S. dollar. When a transaction is executed in a foreign currency, it is re-measured into U. S. dollars based on appropriate rates of exchange in effect at the time of the transaction. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate. The related translation adjustments are included in other comprehensive income and were not material during the nine months ended June 30, 2012. The resulting foreign currency transactions gains (losses), which were not material, are included in selling, general and administration expenses in the accompanying unaudited condensed consolidated statements of operations.

Fair value of financial instruments

Cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The fair value of notes payable and short-term debt is estimated to approximate fair market value based on the current rates available to companies such as MWW.

Accounting for bad debt and allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2012 and September 30, 2011 approximated $17,200 and $20,000, respectively.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

Deferred financing costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized to financing expenses over the term of the related debt using the interest rate method. The amortization for the three and nine month periods ended June 30, 2012 was $18,971 and $111,496, respectively, and for the three and nine months ended June 30, 2011 was $32,983 and $98,948, respectively.  Accumulated amortization of deferred financing costs was $712,715 and $601,219 at June 30, 2012 and September 30, 2011, respectively.

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

NOTE 3 - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The Company has incurred substantial recurring losses.  The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements during the nine month period ended June 30, 2012, the Company incurred a net loss attributable to common stockholders of approximately $6,287,000. The Company has available cash of approximately $16,000 at June 30, 2012.  During the nine months ended June 30, 2012, the Company’s operating activities used cash of approximately $417,000.  The Company’s working capital deficiency was approximately $4,612,000 and $4,074,000 as of June 30, 2012 and September 30, 2011, respectively.  The Company’s accumulated deficit was approximately $23,372,000 and $16,948,000 as of June 30, 2012 and September 30, 2011, respectively.  In addition, the Company has a stockholders’ deficit of approximately $10,805,000 and $8,056,000 at June 30, 2012 and September 30, 2011, respectively.  The Company has pledged all of its assets to Summit Financial Resources (Summit) as security for the Summit loan agreement.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

NOTE 4 – INVENTORIES

The inventories are stated at the lower of cost or market using the first-in, first-out method of valuation. The inventories at June 30, 2012 and September 30, 2011 are as follows:

	June 30,	September 30,
	2012	2011
Work in process	$290,772	$294,568
Finished goods	61,724	67,369
Total inventory before reserve	352,496	361,937
Less inventory reserve	(268,634)	(268,634)
Net inventory	$83,862	$93,303

The inventory reserve is determined after an exhaustive review and analysis of all inventories on hand.  The Company examines the likelihood of salability of each inventory item, and if there is more than 6 months supply of an item on hand, an appropriate reserve is recorded against such inventory; for cancelled or completed programs, existing inventory is 100 % reserved for.  At June 30, 2012 and September 30, 2011, the majority of the inventory reserve is for supply of product no longer in production or demand from existing customers.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

At June 30, 2012 and September 30, 2011, property, plant and equipment consist of the following:

	June 30, 2012	September 30, 2011	Range of Estimated Life
Land	$150,000	$150,000	N/A
Building	800,000	800,000	40 years
Office equipment	34,645	34,645	3 – 7 years
Tooling and other equipment	1,430,499	1,417,640	7 – 10 years
Subtotal	2,415,144	2,402,285
Less accumulated depreciation	(1,458,126)	(1,309,599)
Net property, plant and equipment	$957,018	$1,092,686

Depreciation expense included as a charge to operations of $37,737 and $148,527 for the three and nine months ended June 30, 2012, respectively, and $60,528 and $186,977 for the three and nine months ended June 30, 2011 respectively.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

Under the terms of the recourse provision, the Company is required to repurchase factored receivables if they are not paid in full or are deemed no longer acceptable. Accordingly, the Company has accounted for the financing agreement as a secured borrowing arrangement and not a sale of financial assets.

As of June 30, 2012, the advance balance due to Summit was $nil.

NOTE 7 - NOTES PAYABLE

At June 30, 2012 and September 30, 2011, notes payable consists of the following:

	June 30, 2012	September 30, 2011

JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan was secured by a second deed of trust on real property and improvements located in Howell, MI. In addition to the Company the JCMD General Partners personally guarantee the loan. The note is in default. (*)	$489,755	$489,755
Colortek Mortgage loan payable in monthly principal installments of $5,961 with a fixed interest rate of 6.75% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary. (**)	561,579	587,026
Note payable issued February 19, 2011, due contingent on certain events with interest at 5% per annum, unsecured, net of unamortized debt discount of $66,214	-	118,008
Note payable issued March 22, 2011, due on December 28, 2011 with interest at 8% per annum, unsecured, net of unamortized debt discount of $7,918	-	17,082
Note payable issued May 6, 2011, due February 10, 2012 with interest at 8% per annum, unsecured, net of unamortized debt discount of $14,250	-	15,750
Note payable issued on June 29, 2011, due July 1, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $nil and $186,821, respectively.	138,000	63,179
Note payable, issued on January 10, 2011, due July 10, 2011, with interest at 7% per annum, unsecured	-	127,000
Note payable issued on July 1, 2011, due July 1, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $nil and $18,135, respectively.	25,000	6,865
Note payable issued on July 15, 2011, due July 15, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $78,904	-	21,096
Note payable issued on July 20, 2011, due July 20, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $781 and $12,041, respectively	14,219	2,959
Note payable issued on July 21, 2011, due July 21, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $1,918 and $28,192, respectively	33,082	6,808
Note payable issued on July 20, 2011, due January 31, 2012, with interest at 5% per annum, unsecured, net of unamortized debt discount of nil and $19,720, respectively	-	57,005
Note payable issued August 16, 2011, due August 15, 2012 with interest at 16% per annum, unsecured, net of unamortized debt discount of $23,753	-	6,247
Note payable issued September 28, 2011, due September 27, 2012 with interest at 16% per annum, unsecured, net of unamortized debt discount of $29,836	-	164
Note payable, issued December 6, 2011, due September 8, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $6,191	18,309	-

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

	June 30, 2012	September 30, 2011
Note payable, issued on February 1, 2012, November 2, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $16,434	31,066	-
Note payable, issued on February 15, 2012, due February 15, 2013, with interest at 10% per annum, unsecured, net of unamortized debt discount of $31,370	18,630	-
Note payable, issued on February 22, 2012, due November 22, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $54,418	48,082	-
Note payable, issued on April 25, 2012, due January 30, 2013, with interest at 8% per annum, unsecured, net of unamortized debt discount of $34,393	10,607
Note payable, issued on May 16, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $64,279	15,721	-
Note payable, issued on May 16, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $64,279	15,721	-
Note payable, issued on May 22, 2012, due on demand, with interest at 6% per annum, unsecured	1,000
Notes payable, issued on June 1, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $82,264	12,965
Total	1,433,736	1,518,944
Less current portion	(1,433,736)	(1,518,944)
Long term portion	$-	$-

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

The initial fair value of the embedded debt derivative of $91,801 was allocated as a debt discount up to the proceeds of the note ($53,000) with the remainder ($38,801) charged to current period operations as interest expense.

During the three and nine months ended June 30, 2012, the Company amortized $19,446 and $53,000 to current period operations as interest expense, respectively.

During the nine months ended June 30, 2012, the Company issued an aggregate of 231,838 shares of its common stock in settlement of the note payable and accrued interest.

Note issued November 28, 2011

On November 28, 2011, the Company issued a $127,000 Convertible Promissory Note payable on demand. The note bears interest at a rate of 7% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 25% of the average bid price 5 days prior to notice of conversion with a floor of $2.10 per share.

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

During the three and nine months ended June 30, 2012, the Company amortized and wrote off (upon conversion) a total of $1,086 and $127,000 to current period operations as interest expense, respectively.

During the nine months ended June 30, 2012, the Company issued an aggregate of 195,229 shares of common stock in settlement the convertible note and related interest.

Note issued November 29, 2011

On November 29, 2011, the Company issued a $19,005 Convertible Promissory Note that matures on November 28, 2012. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the fixed conversion rate of $0.66 per share.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

Dividend yield:	-0-%
Volatility	398.61%
Risk free rate:	0.14%

The initial fair value of the embedded debt derivative of $43,572 was allocated as a debt discount up to the proceeds of the note ($19,005) with the remainder ($24,567) charged to current period operations as interest expense.

During the three and nine months ended June 30, 2012, the Company amortized and wrote off (upon conversion) $ nil and $19,005 to current period operations as interest expense, respectively.

During the nine months ended June 30, 2012, the Company issued an aggregate of 28,796 shares of common stock in full settlement of the convertible note and related interest.

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

During the three and nine months ended June 30, 2012, the Company amortized and wrote off (upon conversion) $15,605 and $31,309 to current period operations as interest expense, respectively.

The fair value of the described embedded derivative of $74,872 at June 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	277.93%
Risk free rate:	0.095%

During the nine months ended June 30, 2012, the Company issued an aggregate of 149,840 shares of common stock in settlement of $13,000 of the convertible note.

At June 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $18,725 for the three months ended June 30, 2012.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

Note issued December 27, 2011

On December 27, 2011, the Company issued a $10,887 Convertible Promissory Note that matures on December 26, 2012. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the fixed conversion rate of $0.60 per share.

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

During the three and nine months ended June 30, 2012, the Company amortized and wrote off (upon conversion) $nil and $10,887 to current period operations as interest expense, respectively.

During the nine months ended June 30, 2012, the Company issued an aggregate of 18,145 shares of common stock in full settlement of the convertible note and related interest.

Note issued January 3, 2012

On January 3, 2012, the Company issued a $8,998 Convertible Promissory Note that matures on January 3, 2013. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the fixed conversion rate of $0.90 per share.

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

During the three and nine months ended June 30, 2012, the Company amortized and wrote off (upon conversion) $nil and $8,998 to current period operations as interest expense, respectively.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

During the nine months ended June 30, 2012, the Company issued an aggregate of 10,000 shares of common stock in full settlement of the convertible note and related interest.

Note issued January 17, 2012

On January 17, 2012, the Company issued a $11,212 Convertible Promissory Note that matures on January 17, 2013. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the fixed conversion rate of $0.90 per share.

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

During the three and nine months ended June 30, 2012, the Company amortized and wrote off (upon conversion) $nil and $11,212 to current period operations as interest expense, respectively.

During the nine months ended June 30, 2012, the Company issued an aggregate of 12,667 shares of common stock in full settlement of the convertible note and related interest.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

During the three and nine months ended June 30, 2012, the Company amortized $11,964 and $19,721 to current period operations as interest expense, respectively.

The fair value of the described embedded derivative of $152,254 at June 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	277.93%
Risk free rate:	0.09%

At June 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $76,455 for the three months ended June 30, 2012.

Note issued February 2, 2012

On February 2, 2012, the Company issued a $20,000 Convertible Promissory Note that matures on February 1, 2013. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the fixed conversion rate of $0.90 per share.

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

During the three and nine months ended June 30, 2012, the Company amortized and wrote off (upon conversion) $nil and $20,000 to current period operations as interest expense, respectively.

During the nine months ended June 30, 2012, the Company issued an aggregate of 22,333 shares of common stock in full settlement of the convertible note and related interest.

Note issued February 15, 2012

On February 15, 2012, the Company issued a $100,000 Convertible Promissory Note that matures on December 31, 2012 in exchange for 100 shares of Series C Preferred stock. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the fixed conversion rate of $2.25 per share.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

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

During the three and nine months ended June 30, 2012, the Company amortized and wrote off (upon conversion) $nil and $52,677 to current period operations as interest expense, respectively.

During the nine months ended June 30, 2012, the Company issued an aggregate of 44,649 shares of common stock in full settlement of the convertible note and related interest.

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

During the three and nine months ended June 30, 2012, the Company amortized $12,466 and $18,630 to current period operations as interest expense, respectively.

The fair value of the described embedded derivative of $131,307 at June 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	277.93%
Risk free rate:	0.16%

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

At June 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $61,702 for the three months ended June 30, 2012.

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

During the three and nine months ended June 30, 2012, the Company amortized and wrote off (upon conversion) $nil and $64,398 to current period operations as interest expense, respectively.

During the nine months ended June 30, 2012, the Company issued an aggregate of 113,667 shares of common stock in full settlement of the convertible note and related interest.

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

During the three and nine months ended June 30, 2012, the Company amortized $33,918 and $48,082 to current period operations as interest expense, respectively.

The fair value of the described embedded derivative of $338,472 at June 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	277.93%
Risk free rate:	0.16%

At June 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $171,572 for the three months ended June 30, 2012.

Note issued April 10, 2012

On April 10, 2012, the Company issued a $16,615 Convertible Promissory Note that matures on April 9, 2013. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the fixed conversion rate of $0.2931 per share.

Due to the nature of other existing convertible promissory notes, the Company could not insure sufficient shares available upon conversion demands, therefore the Company identified embedded derivatives related to the Convertible Promissory Note entered into on April 10, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $27,192 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	240.82%
Risk free rate:	0.19%

The initial fair value of the embedded debt derivative of $27,192 was allocated as a debt discount up to the proceeds of the note ($16,615) with the remainder ($10,577) charged to current period operations as interest expense.

During the three and nine months ended June 30, 2012, the Company amortized and wrote off (upon conversion) $16,615 to current period operations as interest expense.

During the nine months ended June 30, 2012, the Company issued an aggregate of 56,667 shares of common stock in full settlement of the convertible note and related interest.

Note issued April 25, 2012

On April 25, 2012, the Company issued a $45,000 Convertible Promissory Note that matures on January 30, 2013. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 51% of the lowest three trading days 10 days prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on April 25, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $84,798 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

Dividend yield:	-0-%
Volatility	257.63%
Risk free rate:	0.18%

The initial fair value of the embedded debt derivative of $84,798 was allocated as a debt discount up to the proceeds of the note ($45,000) with the remainder ($39,798) charged to current period operations as interest expense.

During the three and nine months ended June 30, 2012, the Company amortized $10,607 to current period operations as interest expense.

The fair value of the described embedded derivative of $153,595 at June 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	277.93%
Risk free rate:	0.16%

At June 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $68,797 for the three months ended June 30, 2012.

Note issued May 16, 2012

On May 16, 2012, the Company issued a $80,000 Convertible Promissory Note that matures on December 31, 2012. The note bears interest at a rate of 6% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 50% of the lowest bid price 5 trading days prior to notice of conversion. The note includes a redemption premium up to 120% of the face of the note for early payoff.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on May 16, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $174,938 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	258.13%
Risk free rate:	0.20%

The initial fair value of the embedded debt derivative of $174,938 was allocated as a debt discount up to the proceeds of the note ($80,000) with the remainder ($94,938) charged to current period operations as interest expense.

During the three and nine months ended June 30, 2012, the Company amortized $15,721 to current period operations as interest expense.

The fair value of the described embedded derivative of $274,010 at June 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	277.93%
Risk free rate:	0.16%

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

At June 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $99,072 for the three months ended June 30, 2012.

Note issued May 16, 2012

On May 16, 2012, the Company issued a $80,000 Convertible Promissory Note that matures on December 31, 2012. The note bears interest at a rate of 6% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 50% of the lowest bid price 5 trading days prior to notice of conversion. The note includes a redemption premium up to 120% of the face of the note for early payoff.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on May 16, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $174,938 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	258.13%
Risk free rate:	0.20%

The initial fair value of the embedded debt derivative of $174,938 was allocated as a debt discount up to the proceeds of the note ($80,000) with the remainder ($94,938) charged to current period operations as interest expense.

During the three and nine months ended June 30, 2012, the Company amortized $15,721 to current period operations as interest expense.

The fair value of the described embedded derivative of $274,010 at June 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	277.93%
Risk free rate:	0.16%

At June 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $99,072 for the three months ended June 30, 2012.

Note issued May 22, 2012

On May 22, 2012, the Company issued a $25,000 Convertible Promissory Note that is due on demand. The note bears interest at a rate of 5% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 50% of the average of the three lowest bid prices, 10 trading days prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on May 22, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $24,478 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

Dividend yield:	-0-%
Volatility	271.22%
Risk free rate:	0.08%

The initial fair value of the embedded debt derivative of $24,478 was allocated as a debt discount of the note.

During the three and nine months ended June 30, 2012, the Company amortized $24,478 to current period operations as interest expense.

During the nine months ended June 30, 2012, the Company issued an aggregate of 281,351 shares of common stock in settlement of $24,000 of the outstanding note payable.

The fair value of the described embedded derivative of $3,192 at June 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	277.93%
Risk free rate:	0.09%

At June 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $22,058 for the three months ended June 30, 2012.

Notes issued June 1, 2012

On June 1, 2012, the Company issued an aggregate of $95,229 of Convertible Promissory Notes that matures on December 31, 2012. The notes bear interest at a rate of 6% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 50% of the lowest bid price 5 trading days prior to notice of conversion. The note includes a redemption premium up to 120% of the face of the note for early payoff.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into on June 1, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Notes, the Company determined a fair value of $222,153 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	272.05%
Risk free rate:	0.12%

The initial fair value of the embedded debt derivative of $222,153 was allocated as a debt discount up to the proceeds of the note ($95,229) with the remainder ($126,924) charged to current period operations as interest expense.

During the three and nine months ended June 30, 2012, the Company amortized $12,965 to current period operations as interest expense.

The fair value of the described embedded derivative of $326,172 at June 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

Dividend yield:	-0-%
Volatility	277.93%
Risk free rate:	0.16%

At June 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $104,019 for the three months ended June 30, 2012.

Settlement of previously issued Convertible Promissory Notes

During the nine months ended June 30, 2012, the Company issued an aggregate of 690,105 shares of common stock in full settlement of $729,340 of convertible notes and related accrued interest.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Preferred dividends payable	$393,750	$315,000
Consulting fees	109,153	69,500
Interest	219,000	225,530
Payroll and other	282,906	159,428
Total	$1,004,809	$769,458

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

The fair value of the warrant liability of $513,636 as of June 30, 2012 was determined using the Binomial Lattice formula assuming no dividends, a risk-free interest rate of 0.72%, expected volatility of 277.93%, and expected remaining warrant life of 4.00 to 4.24 years.

The Company adjusted the recorded fair values of the warrants to market from September 30, 2011 resulting in a non-cash, non-operating gain of $185,784 for the nine months ended June 30, 2012.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

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

On May 1, 2012, four persons holding majority voting power of the Company took action by written consent to increase the authorized capital stock of the Company to consist of Five Billion Nine Hundred Ten Million (5,910,000,000) shares of which stock Five Billion Nine Hundred Million (5,900,000,000) shares of the par value of $.00001 each shall be common stock and of which Ten Million (10,000,000) shares of the par value of $.001 each shall be preferred stock.

On July 9, 2012, subsequent to these financial statements, the Company affected a three hundred-to-one (300 to 1) reverse stock split of its issued and outstanding shares of common stock, $0.00001 par value (whereby every three hundred shares of Company’s common stock will be exchanged for one share of the Company's common stock). All references in the unaudited condensed consolidated financial statements and the notes to unaudited condensed consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split.

Series A Preferred stock

As of June 30, 2012 and September 30, 2011, the Company had nil and 3,500,000 shares issued and outstanding, respectively.

On January 5, 2012, the Company issued an aggregate of 15,000 shares of common stock in exchange for 1,808,099 shares of Series A Preferred Stock.

On May 22, 2012, the Company entered a Securities Exchange Agreement with two investors. The Company exchanged the remaining outstanding shares of Series A Convertible Preferred Stock (1,691,901shares) and Series B Convertible Preferred Stock (1,192,308 shares) for 11,923 shares of the Company’s Series E 6% Convertible Preferred Stock.

In connection with the settlement of the remaining Series A Preferred stock, the Company recorded a loss on settlement of debt of $382,596. The fair value of the issued Series E Preferred stock of $2,095,401 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	271.65%
Risk free rate:	0.21%

Payment of Dividends: Commencing on the date of issuance of the Series A Preferred Stock, the holders of record of shares of Series A Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefore and as declared by the Board of Directors, dividends at the rate of nine percent (9%) of the stated Liquidation Preference Amount (see below) per share per annum payable quarterly. On March 5, 2012 and April 18, 2012, the Company issued an aggregate of 83,333 shares of common stock in payment of $80,000 of accrued dividends.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

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

The Series A Preferred Stock included certain redemption features allowing the holders the right, at the holder’s option, to require the Company to redeem all or a portion of the holder’s shares of Series A Preferred Stock upon the occurrence of a Major Transaction or Triggering Event.  Major Transaction is defined as a consolidation or merger; sale or transfer of more than 50% of the Company assets or transfer of more than 50% of the Company’s common stock.  A Triggering Event is defined as a lapse in the effectiveness of the related registration statement; suspension from listing; failure to honor for conversion or going private.

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

ASC 815 was implemented in the first quarter of Fiscal 2010 and is reported as the cumulative effect of a change in accounting principles. At October 1, 2009, the cumulative effect on the embedded conversion feature was recorded as decrease in accumulated deficit of $1,971,115. During the nine months ended June 30, 2012, the Company converted/settled all the Series A Preferred Stock. As of the date of the conversion /settlement, derivative liability associated with the embedded conversion features of the Series A Preferred stock was revalued, the gain in the derivative liability of $141,740 for the nine months ended June 30, 2012 is included as a decrease of a loss on change of fair value of derivative liabilities in the Company’s unaudited condensed consolidated statement of operations.

Series B Convertible Preferred stock

As of June 30, 2012 and September 30, 2011, the Company had nil and 1,192,308 shares of Series B Convertible Preferred stock issued and outstanding, respectively.

As described above under Series A Preferred stock, On May 22, 2012, the Company exchanged all the outstanding Series B Preferred stock for Series E 6% Convertible Preferred Stock.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

Series C Preferred stock

On May 4, 2011, the Company designated the issuance of a Series C preferred stock with the following attributes:

Par value:	$0.001 per share

Stated value:	$1,000 per share

Voting rights:	None

On February 15, 2012, the Company issued a $100,000 convertible note payable in exchange for all the outstanding Series C Preferred stock.

As of June 30, 2012 and September 30, 2011, the Company has nil and 100 shares of Series C Preferred stock issued and outstanding, respectively.

Conversion rights:  Each share of Series C Preferred stock is convertible at a conversion price of $45.00 per share based on the initial stated value at issuance.

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

Series D Super Voting Preferred stock

On April 11, 2012. the Company designated 1,000,000 authorized preferred shares as Series D Super Voting Preferred stock with the following attributes:

Par value:	$0.001 per share

Stated value:	$0.001 per share

Voting rights:	10,000 votes per share when voting on matters with the Company's common stockholders

Conversion rights:  none.

Dividend rights: none

Liquidation rights:  Upon any liquidation, dissolution or winding up of the Company, the holders shall be entitled to receive out of the assets an amount equal to the Stated Value.

On April 12, 2012, the Company issued 90,002 shares of Series D Super Voting Preferred stock to key officers, employees and consultants, valued at $40,501.

Series E 6% Convertible Preferred Stock

On May 24, 2012. the Company designated 15,000 authorized preferred shares as Series E Convertible Preferred Stock with the following attributes:.

Par value:	$0.001 per share

Stated value:	$100 per share

Voting rights:	None

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

Conversion rights:  Each share of Series E 6% Convertible Preferred stock is convertible at any time at the election of the holder into that number of shares of the Company's common stock determined by dividing the Stated value of such shares of preferred stock into the conversion price. The conversion price is defined as fifty percent (50%) of the lowest closing bid price of the Company's common stock during five (5) trading days immediately preceding a conversion date.

Dividend rights: Holders share be entitled to receive cumulative dividends at a rate per share of 6% per annum, payable in arrears on June 30 and December 31 and on each conversion date in cash or at the Company's irrevocable option, shares of the Company's common stock. The number of shares issuable is defined as 50% of the previous ten (10) day variable weighted average price of the Company's common stock, with certain limitations

Dividends on the Series E 6% Convertible Preferred stock shall accrue daily commencing on the original issuance date and shall be deemed to accrue from such date whether or not earned or declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends.

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

On May 24, 2012, the Company issued an aggregate of 11,923 shares of Series E 6% Convertible Preferred stock in exchange for all of the outstanding Series A Preferred stock and Series B Preferred stock.

The Company identified embedded derivatives related to the Series E 6% Convertible Preferred stock issued on May 24, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the issuance date of the Series E 6% Convertible Preferred stock and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $2,095,401 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	271.65%
Risk free rate:	0.21%

The Company allocated the determined fair value of the Series E 6% Convertible Preferred stock based on the carrying value of the Series B preferred stock and the fair value of the Series A preferred stock (based on the underlying conversion feature) and accordingly recorded a loss on settlement of debt associated Series A preferred stock (debt) of $382,596 and a charge to equity of $19,774 associated with the Series B preferred stock.

During the nine months ended June 30, 2012, the Company issued an aggregate of 336,970 shares of its common stock in exchange for 359.5 shares of Series E 6% Convertible Preferred stock.

At June 30, 2012, the fair value of the described embedded derivative of $4,256,068 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	277.93%
Risk free rate:	0.21%

At June 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $2,160,667 for the three months ended June 30, 2012.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

Common stock

On October 3, 2011, the Company issued 6,494 shares of common stock in exchange for a convertible note and related accrued interest of $15,000.  These shares were valued at $4.20 per share, which was the trading price on October 3, 2011.

On October 5, 2011, the Company issued 5,556 shares of common stock in exchange for a convertible note and related accrued interest of $10,000.  These shares were valued at $3.60 per share, which was the trading price on October 5, 2011.

On October 7, 2011, the Company issued 11,087 shares of common stock in exchange for a convertible note and related accrued interest of $28,000.  These shares were valued at $3.61 per share, which was the trading price on October 7, 2011.

On October 26, 2011, the Company issued 12,064 shares of common stock in exchange for a convertible note and related accrued interest of $26,160.  These shares were valued at $3.10 per share, which was the trading price on October 26, 2011.

On October 27, 2011, the Company issued 2,075 shares of common stock in exchange for a convertible note and related accrued interest of $4,500.  These shares were valued at $3.10 per share, which was the trading price on October 27, 2011.

On November 8, 2011, the Company issued 6,667 shares of common stock in exchange for services valued at $10,000.  These shares were valued at $1.50 per share, which was the trading price on November 8, 2011

On November 11, 2011, the Company issued 10,000 shares of common stock in exchange for a convertible notes and related accrued interest of $30,000.  These shares were valued at $3.10 per share, which was the trading price on November 11, 2011.

On November18, 2011, the Company received 2,000 shares of common stock previously issued for services valued at $120,000.  These returned shares were canceled and returned to authorized and were valued at $60.00 per share, which was the trading price at initial issuance on February 17, 2010.

On November 21, 2011, the Company issued an aggregate of 18,931 shares of common stock in exchange for convertible notes and related accrued interest of $19,800.  These shares were valued at $2.10 per share, which was the trading price on November 21, 2011.

On November 22, 2011, the Company issued 8,642 shares of common stock in exchange for a convertible note and related accrued interest of $7,000.  These shares were valued at $1.50 per share, which was the trading price on November 22, 2011.

On November 28, 2011, the Company issued 8,000 shares of common stock in exchange for a convertible note and related accrued interest of $6,000.  These shares were valued at $1.53 per share, which was the trading price on November 28, 2011.

On November 29, 2011, the Company issued an aggregate of 33,462 shares of common stock in exchange for convertible notes and related accrued interest of $22,505.  These shares were valued at $1.50 per share, which was the trading price on November 29, 2011.

On November 30, 2011, the Company issued an aggregate of 14,227 shares of common stock in exchange for convertible notes and related accrued interest of $11,500.  These shares were valued at $1.74 per share, which was the trading price on November 29, 2011.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

On December 6, 2011, the Company issued an aggregate of 2,464 shares of common stock in exchange for convertible notes and related accrued interest of $500.  These shares were valued at $1.20 per share, which was the trading price on December 6, 2011.

On December 15, 2011, the Company issued 6,667 shares of common stock in exchange for services valued at $20,000.  These shares were valued at $3.00 per share, which was the trading price on December 15, 2011

On December 19, 2011, the Company issued an aggregate of 8,791 shares of common stock in exchange for convertible notes and related accrued interest of $6,000.  These shares were valued at $1.02 per share, which was the trading price on December 19, 2011.

On December 19, 2011, the Company issued an aggregate of 8,791 shares of common stock in exchange for convertible notes and related accrued interest of $6,000.  These shares were valued at $1.56 per share, which was the trading price on December 19, 2011.

On December 27, 2011, the Company issued 18,145 shares of common stock in exchange for a convertible note and related accrued interest of $10,887.  These shares were valued at $2.70 per share, which was the trading price on December 27, 2011.

On January 3, 2012, the Company issued 12,554 shares of common stock in exchange for a convertible note and related accrued interest of $14,500.  These shares were valued at $2.10 per share, which was the trading price on January 3, 2012.

On January 5, 2012, the Company issued an aggregate of 15,000 shares of common stock in exchange for 1,808,099 shares of Series A Preferred stock.

On January 12, 2012, the Company issued 17,460 shares of common stock in exchange for a convertible note and related accrued interest of $22,000.  These shares were valued at $3.00 per share, which was the trading price on January 12, 2012.

On January 12, 2012, the Company issued 10,000 shares of common stock in exchange for a convertible note and related accrued interest of $8,998.  These shares were valued at $3.00 per share, which was the trading price on January 12, 2012.

On January 24, 2012, the Company issued 12,667 shares of common stock in exchange for a convertible note and related accrued interest of $11,212.  These shares were valued at $2.25 per share, which was the trading price on January 24, 2012.

On January 24, 2012, the Company issued 44,309 shares of common stock in exchange for a convertible note and related accrued interest of $58,760.  These shares were valued at $2.25 per share, which was the trading price on January 24, 2012.

On February 2, 2012, the Company issued 22,333 shares of common stock in exchange for a convertible note and related accrued interest of $20,000.  These shares were valued at $2.10 per share, which was the trading price on February 2, 2012.

On February 10, 2012, the Company issued 49,069 shares of common stock in exchange for a convertible note and related accrued interest of $58,000.  These shares were valued at $1.80 per share, which was the trading price on February 10, 2012.

On February 16, 2012, the Company issued 25,000 shares of common stock in exchange for a convertible note and related accrued interest of $19,744.  These shares were valued at $1.50 per share, which was the trading price on February 16, 2012.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

On February 21, 2012, the Company issued 30,000 shares of common stock in exchange for a convertible note and related accrued interest of $18,000.  These shares were valued at $1.50 per share, which was the trading price on February 21, 2012.

On February 23, 2012, the Company issued 88,265 shares of common stock in exchange for a convertible note and related accrued interest of $107,990.  These shares were valued at $1.20 per share, which was the trading price on February 23, 2012.

On February 27, 2012, the Company issued 26,423 shares of common stock in exchange for a convertible note and related accrued interest of $23,781.  These shares were valued at $1.23 per share, which was the trading price on February 27, 2012.

On February 28, 2012, the Company issued 17,027 shares of common stock in exchange for a true up of a convertible note and related accrued interest.  These shares were valued at $1.20 per share, which was the trading price on February 28, 2012.

On February 29, 2012, the Company issued 27,333 shares of common stock in exchange for a convertible note and related accrued interest of $19,988.  These shares were valued at $1.20 per share, which was the trading price on February 29, 2012.

On March 5, 2012, the Company issued 32,110 shares of common stock in exchange for a convertible note and related accrued interest of $72,249.  These shares were valued at $1.41 per share, which was the trading price on March 5, 2012.

On March 5, 2012, the Company issued 33,333 shares of common stock as payment on Series A Preferred stock dividend of $50,000.  These shares were valued at $1.50 per share, which was the trading price on March 5, 2012.

On March 7, 2012, the Company issued 35,667 shares of common stock in exchange for a convertible note and related accrued interest of $21,398.  These shares were valued at $1.50 per share, which was the trading price on March 7, 2012.

On March 15, 2012, the Company issued 26,667 shares of common stock in exchange for a convertible note and related accrued interest of $12,740.  These shares were valued at $0.78 per share, which was the trading price on March 15, 2012.

On March 15, 2012, the Company issued 12,539 shares of common stock in exchange for a convertible note and related accrued interest of $28,214.  These shares were valued at $0.78 per share, which was the trading price on March 15, 2012.

On March 19, 2012, the Company issued 48,000 shares of common stock in exchange for a convertible note and related accrued interest of $25,000.  These shares were valued at $1.02 per share, which was the trading price on March 19, 2012.

On March 19, 2012, the Company issued 44,397 shares of common stock in exchange for a convertible note and related accrued interest of $21,000.  These shares were valued at $1.02 per share, which was the trading price on March 19, 2012.

On March 19, 2012, the Company issued 11,121 shares of common stock in exchange for a convertible note and related accrued interest of $5,260.  These shares were valued at $1.02 per share, which was the trading price on March 19, 2012.

On March 27, 2012, the Company issued 23,333 shares of common stock in exchange for a convertible note and related accrued interest of $8,645.  These shares were valued at $0.90 per share, which was the trading price on March 27, 2012.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

 On March 27, 2012, the Company issued 56,834 shares of common stock in exchange for a convertible note and related accrued interest of $20,000.  These shares were valued at $0.90 per share, which was the trading price on March 27, 2012.

On April 16, 2012, the Company issued 26,799 shares of common stock in exchange for a convertible note and related accrued interest of $8,884.  These shares were valued at $0.60 per share, which was the trading price on April 16, 2012.

On April 18, 2012, the Company issued 54,545 shares of common stock in exchange for a convertible note and related accrued interest of $18,000.  These shares were valued at $1.35 per share, which was the trading price on April 18, 2012.

On April 18, 2012, the Company issued 50,000 shares of common stock as payment on Series A Preferred stock dividend of $30,000.  These shares were valued at $0.60 per share, which was the trading price on April 18, 2012.

On April 18, 2012, the Company issued 56,667 shares of common stock in exchange for a convertible note and related accrued interest of $16,615.  These shares were valued at $1.05 per share, which was the trading price on April 18, 2012.

On April 23, 2012, the Company issued 28,070 shares of common stock in exchange for a convertible note and related accrued interest of $8,000.  These shares were valued at $0.52 per share, which was the trading price on April 23, 2012.

On April 25, 2012, the Company issued 28,736 shares of common stock in exchange for a convertible note and related accrued interest of $7,500.  These shares were valued at $0.47 per share, which was the trading price on April 25, 2012.

On April 26, 2012, the Company issued 28,736 shares of common stock in exchange for a convertible note and related accrued interest of $7,500.  These shares were valued at $0.47 per share, which was the trading price on April 26, 2012.

On April 27, 2012, the Company issued 27,027 shares of common stock in exchange for a convertible note and related accrued interest of $6,000.  These shares were valued at $0.40 per share, which was the trading price on April 27, 2012.

On April 27, 2012, the Company issued 27,397 shares of common stock in exchange for a convertible note and related accrued interest of $6,000.  These shares were valued at $0.40 per share, which was the trading price on April 27, 2012.

On May 1, 2012, the Company issued 27,397 shares of common stock in exchange for a convertible note and related accrued interest of $6,000.  These shares were valued at $0.40 per share, which was the trading price on May 1, 2012.

On May 2, 2012, the Company issued 27,397 shares of common stock in exchange for a convertible note and related accrued interest of $6,000.  These shares were valued at $0.40 per share, which was the trading price on May 2, 2012.

On May 3, 2012, the Company issued 25,114 shares of common stock in exchange for a convertible note and related accrued interest of $5,500.  These shares were valued at $0.40 per share, which was the trading price on May 3, 2012.

On May 4, 2012, the Company issued 11,963 shares of common stock in exchange for a convertible note and related accrued interest of $500.  These shares were valued at $0.40 per share, which was the trading price on May 4, 2012.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

On May 8, 2012, the Company issued 26,667 shares of common stock in exchange for a convertible note and related accrued interest of $6,600.  These shares were valued at $0.45 per share, which was the trading price on May 8, 2012.

On May 17, 2012, the Company issued 26,794 shares of common stock in exchange for a convertible note and related accrued interest of $8,400.  These shares were valued at $0.81 per share, which was the trading price on May 17, 2012.

On May 25, 2012, the Company issued 27,273 shares of common stock in exchange for a convertible note and related accrued interest of $12,000.  These shares were valued at $0.81 per share, which was the trading price on May 25, 2012.

On May 30, 2012, the Company issued 77,519 shares of common stock in exchange for a convertible note and related accrued interest of $12,000.  These shares were valued at $0.45 per share, which was the trading price on May 30, 2012.

On May 30, 2012, the Company issued 146,970 shares of common stock in exchange for 242.50 shares of Series E 6% Convertible Preferred stock.  These shares were valued at $0.39 per share, which was the trading price on May 30, 2012.

On June 5, 2012, the Company issued 131,313 shares of common stock in exchange for a convertible note and related accrued interest of $26,000.  These shares were valued at $0.36 per share, which was the trading price on June 5, 2012.

On June 14, 2012, the Company issued 72,917 shares of common stock in exchange for a convertible note and related accrued interest of $7,000.  These shares were valued at $0.15 per share, which was the trading price on June 14, 2012.

On June 15, 2012, the Company issued 100,000 shares of common stock in exchange for 90.0 shares of Series E 6% Convertible Preferred stock.  These shares were valued at $0.21 per share, which was the trading price on June 15, 2012.

On June 18, 2012, the Company issued 88,889 shares of common stock in exchange for a convertible note and related accrued interest of $8,000.  These shares were valued at $0.21 per share, which was the trading price on June 18, 2012.

On June 18, 2012, the Company issued 76,923 shares of common stock in exchange for a convertible note and related accrued interest of $6,000.  These shares were valued at $0.15 per share, which was the trading price on June 18, 2012.

On June 26, 2012, the Company issued 114,943 shares of common stock in exchange for a convertible note and related accrued interest of $4,000.  These shares were valued at $0.12 per share, which was the trading price on June 26, 2012.

On June 26, 2012, the Company issued 90,000 shares of common stock in exchange for 27.0 shares of Series E 6% Convertible Preferred stock.  These shares were valued at $0.12 per share, which was the trading price on June 26, 2012.

As of June 30, 2012 and September 30, 2011, the Company has 2,539,879 and 238,316 shares of common stock issued and outstanding, respectively.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

NOTE 11 - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of June 30, 2012:

		Options Outstanding	Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$5.10	7,333	8.90	$5.10	3,667
$90.00	1,633	5.15	$90.00	1,633
$20.57	8,966	8.22	$20.55	5,300

The fair value of all employee options vesting charged to operations in the three and nine months ended June 30, 2012 was $5,500 and $16,500, respectively and $3,008 and $6,148 for the three and nine months ended June 30, 2011.

Transactions involving options issued to employees are summarized as follows:

	Weighted Average	Weighted Average Exercise
	Number of Options	Price per Share
Outstanding, September 30, 2010	1,967	$90.00
Granted	7,333	5.10
Exercised	-	-
Canceled or expired	(334)	(90.00)
Outstanding, September 30, 2011	8,966	20.55
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding, June 30, 2012	8,966	$20.55

Warrants

The following table summarizes the warrants outstanding as of June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$6.00	10,000	4.18	$6.00	10,000	$6.00
$12.00	6,250	4.03	$12.00	6,250	$12.00
$8.31	16,250	4.13	$8.31	16,250	$8.31

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

Transactions involving warrants are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding, September 30, 2010	333	$90.00
Granted	41,250	6.90
Exercised	(16,667)	3.00
Canceled or expired	(333)	(90.00)
Outstanding, September 30, 2011	24,583	9.00
Granted	-	-
Exercised	-	-
Canceled or expired	(8,333)	(12.00)
Outstanding, June 30, 2012	16,250	$8.31

In connection with the issuance of promissory notes, the Company issued an aggregate of 16,250 warrants (net of cancelations of 8,333) exercisable five years from the date of issuance at $6.00 to $12.00 per share with certain reset provisions. The fair value of the warrants were determined at the date of issuance and adjusted to fair value to current period operations at June 30, 2012 with the offset to warrant liability using the binomial lattice model.

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

Included in the Company's unaudited condensed consolidated balance sheets at June 30, 2012 and September 30, 2011are the following net assets of JCMD:

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

	June 30, 2012	September 30, 2011
ASSETS (JCMD)
Accounts receivable, prepaid expenses and other current assets	$193,433	$193,433
Total current assets	193,433	193,433
Total assets	$193,433	$193,433

LIABILITIES:
Current portion of long term debt	$489,755	$489,755
Accounts payable and accrued liabilities	221,720	190,498
Total current liabilities	711,475	680,253
Total deficit	(518,042)	(486,820)
Total liabilities and deficit	$193,433	$193,433

Consolidated results of operations for the three months ended June 30, 2012 and 2011 include the following:

	2012	2011
Revenues	$-	$-
Cost and expenses - real estate: Operating expenses, net	-	(9,011)
Interest, net	(10,407)	(19,418)
Total costs and expenses	10,407	(10,407)

Operating (loss) income-Real estate	$(10,407)	$(10,407)

Consolidated results of operations for the nine months ended June 30, 2012 and 2011 include the following:

	2012	2011
Revenues	$-	$34,000
Cost and expenses - real estate: Operating expenses, net	-	755
Interest, net	(31,222)	19,410
Total costs and expenses	31,222	(20,165)

Operating (loss) income-Real estate	$(31,222)	$13,835

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2012:

		Fair Value Measurements at June 30, 2012 using:
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt derivative liabilities	$6,637,168	-	-	$6,637,168
Warrant liabilities	$513,636	-	-	$513,636

The debt derivative  and warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2012:

	Debt Derivative Liability	Warrant Liability
Balance, October 1, 2010	$1,186,670	$-
Initial fair value of debt derivatives at note issuances	1,484,806	-
Initial fair value of warrant liability	-	187,496
Mark-to market at September 30, 2011:
-Embedded debt derivatives	(367,912)	-
-Reset provisions relating to Series A preferred stock	(1,044,930)	-
-Reset provisions related to warrants	-	239,770
Balance, September 30, 2011	1,258,634	427,266
Transfers to (from) liabilities due to conversions	(866,141)	(99,414)
Initial fair value of debt derivatives at note and preferred stock issuances	3,891,645	-
Mark-to-market at June 30, 2012:
- Embedded debt derivatives	334,103	-
- Reset provisions relating to Series A preferred stock	(141,740)	-
-Reset provisions relating to Series E preferred stock	2,160,667
-Reset provisions relating to warrants	-	185,784

Balance, June 30, 2012	$6,637,168	$513,636

Net loss for the period included in earnings relating to the liabilities held at June 30, 2012	$(2,353,030)	$(185,784)

Level 3 Liabilities are comprised of our bifurcated convertible debt features on our convertible notes and reset provisions contained within our Series A Preferred stock, Series E Preferred stock and certain warrants.

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

The assets and liabilities of the discontinued operations as of June 30, 2012 and September 30, 2011 were as follows:

Assets:

	June 30, 2012	September 30, 2011
Cash	$-	$-
Accounts receivable	-	-
Inventories	-	-
Prepaid expenses and other assets	-	-
Total current assets	$-	$-
Other assets of discontinued operations	-	-
Assets of discontinued operations	$-	$-
Liabilities:
Accounts payable	492,006	492,006
Line of credit	-	-
Liabilities of discontinued operations	$492,006	$492,006

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012

There were no operation activities for operations for the periods presented.

NOTE 15 - SUBSEQUENT EVENTS

 In July and August 2012, the Company issued an aggregate of 588,327 shares of its common stock in settlement of $7,450 of convertible notes and related interest.

In July and August 2012, the Company issued an aggregate of 1,117,941 shares of its common stock in conversion of 134.35 shares of the Company's Series E 6% Convertible Preferred stock.

On July 31, 2012, the Company issued a $50,000 convertible promissory note due March 31, 2013 with interest at 8% per annum, due at maturity.

On August 2, 2012, the Company issued a $20,000 convertible promissory note due May 6, 2013 with interest at 8% per annum, due at maturity.

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

Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. There was $17,200 and $20,000 allowance for doubtful accounts at June 30, 2012 and September 30, 2011, respectively.

STOCK BASED COMPENSATION

At times we issue stock in exchange for payment of certain liabilities or payment of services, including employees in the form of compensation or professional service providers in the form of consulting or other fees.  We value the stock issued at the price in which it is trading on the open market.

DERIVATIVE LIABILITIES

The Company’s Series A and E Preferred Stock, convertible debt and certain warrants have reset provisions to the exercise price if the Company issues equity, or a right to receive equity, at a price less than the exercise prices. The Company utilizes the Binomial Lattice Model formula for determining the estimated fair value.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2012 TO THE THREE MONTHS ENDED JUNE 30, 2011

REVENUES

Net revenues were $175,871 for the three months ended June 30, 2012. Our revenues decreased by $273,364 from the three months ended June 30, 2011. This decrease is attributable to the fact that some of the new programs that had already been awarded have been significantly delayed.  We are re-focusing on our core business, have restructured certain divisions of the Company and accordingly had lower production output during this transitional period. The Company is now quoting again on numerous new paint projects and has commenced production with new programs for the 2012 and 2013 periods that are expected to provide continued revenue growth.

GROSS LOSS

For the three months ended June 30, 2012, MWW's gross loss was $115,802 (65.8%) compared to gross profit of $78,766 (17.5%) for the three months ended June 30, 2011. MWW sold a greater percentage of its lower margin products in 2012 than in 2011, had significant “start-up” costs for new projects that have not been offset by revenues yet and did not recognize any profit from the re-evaluation of derivatives compared to the same period the year before.

The primary components of cost of sales are direct labor and cost of parts and materials.  The cost of parts and materials has been consistent from year to year.

OPERATING EXPENSES

Selling, general, and administrative expenses were $292,342 (166.2% of revenues) in 2012 compared to $359,580 (80.0% of revenues) during 2011. The decrease in costs is attributable to management’s stringent efforts to reduce overhead costs throughout the Company. Management intends to keep costs low, so increasing product volume and revenue will result in improving profit margins and eventually net profits. Significant components of operating expenses consist of professional fees, salaries, and impairment losses.

OTHER INCOME (EXPENSES)

Financing expenses were $718,466 for the three months ended June 30, 2012 compared to $585,146 during same period last year. We incurred non cash interest expense and amortization of debt discounts and non cash interest costs relating to our convertible notes of $278,700 for the three months ended June 30, 2012 compared to $91,129 for the three months ended June 30, 2011.

(LOSS) GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY.   As described in our accompanying unaudited condensed consolidated financial statements, we issued convertible notes with certain conversion features, reset warrants and Series A and E Preferred Stock that have certain reset provisions.  All of which, we are required to bifurcate from the host financial instrument and mark to market each reporting period. We recorded the initial fair value of the reset provision as a liability with an offset to equity or debt discount and subsequently mark to market the reset provision liability at each reporting cycle.

For the three months ended June 30, 2012, we recorded a net loss of $3,623,835 in change in fair value of the derivative liability as compared to a gain of $317,837 for the same period the previous year.  The changes in the market price of our common stock have affected the fair value of the derivative liability.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2012 TO THE NINE MONTHS ENDED JUNE 30, 2011

REVENUES

Net revenues were $574,018 for the nine months ended June 30, 2012. Our revenues decreased by $735,080 from the nine months ended June 30, 2011. This 56.2% decrease is attributable to the fact that some of the new programs that had already been awarded have been significantly delayed.  We are re-focusing on our core business, have restructured certain divisions of the Company and accordingly had lower production output during this transitional period. The Company is now quoting again on numerous new paint projects and has commenced production with new programs for the 2012 and 2013 periods that are expected to provide continued revenue growth.

GROSS (LOSS) PROFIT

For the nine months ended June 30, 2012, MWW's gross loss was $(339,544) (59.2%) compared to gross profit of $183,585 (14.0%) for the nine months ended June 30, 2011. MWW sold a greater percentage of its lower margin products in 2012 than in 2011, had significant “start-up” costs for new projects that have not been offset by revenues yet and did not recognize any profit from the re-evaluation of derivatives compared to the same period the year before.

The primary components of cost of sales are direct labor and cost of parts and materials.  The cost of parts and materials has been consistent from year to year.

OPERATING EXPENSES

Selling, general, and administrative expenses were $908,909 (158.3 % of revenues) in 2012 compared to $1,267,348 (96.8 % of revenues) during 2011. The decrease in costs is attributable to management’s stringent efforts to reduce overhead costs throughout the Company. Management intends to keep costs low, so increasing product volume and revenue will result in improving profit margins and eventually net profits. Significant components of operating expenses consist of professional fees, salaries, and impairment losses.

Significant components of operating expenses consist of professional fees, salaries, and impairment losses.

OTHER INCOME (EXPENSES)

Financing expenses were $2,154,232 for the nine months ended June 30, 2012 compared to $971,688 during same period last year. We incurred non cash interest expense and amortization of debt discounts and non cash interest costs relating to our convertible notes of $1,064,112 for the nine months ended June 30, 2012 compared to $126,084 for the nine months ended June 30, 2011.

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

For the nine months ended June 30, 2012, we recorded a net loss of $2,538,814 in change in fair value of the derivative liability as compared to a gain of $923,703 for the same period the previous year.  The changes in the market price of our common stock have affected the fair value of the derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012 we had working capital deficit of $4,611,572. We reported negative cash flow from operating activities of ($417,409), cash used in investing of $(12,859) and positive cash flow from financing activities of $441,124.

The negative cash flow from operating activities consists of $6,318,411 net loss, net with $148,527 depreciation and amortization expenses, $111,496 in amortization of deferred financing costs, $1,064,112 in amortization of debt discounts, $888,736 non cash interest,  $16,500 stock based compensation, a loss on change in fair value of derivative liability of $2,538,814, a loss on settlement of debt of $382,596, common stock issued for services of $70,500, net with cancelation of previously issued common stock for services of $120,000. Changes in operating assets were a $117,460 decrease in accounts receivable, $9,441 decrease in inventory, $672,820 increase in accounts payable and other current liabilities.

Cash flows used in investing activities of $12,859 was primarily acquisition of property and equipment.

Cash flows from financing activities were primarily from issuance of notes payable of $495,500, net with repayments of $54,376.

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

ITEM 4T. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2012, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses previously found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

On April 17, 2012, the Company received funding of $47,500 from Asher Enterprises Inc. and was required to reserve 1,366,667 shares of common stock for future issuance under the conversion features of the Convertible Promissory Note. Moreover, the Company had 475,333 shares of common stock reserved pursuant three prior convertible promissory notes in favor of Asher Enterprises Inc. dated October 7, 2011, December б, 2011, and February 1, 2012, respectively. Even though as of May 1, 2012, the total debt due in favor of Asher Enterprises Inc. is $183,000, the Company is required to reserve 1,842,000 shares of common stock (with approximate value, based upon May 1, 2012 closing price of $0.48, being $884,160) to honor the Company’s covenants under the Securities Purchase Agreements and Convertible Promissory Notes.

At May 1, 2012, the Company had 1,327,733 shares issued and outstanding and 1,842,000 shares reserved for possible future issuances to Asher Enterprises Inc. Moreover, at May 1, 2012, the Company has outstanding debt to seven Investors with conversion terms that (based upon May 1, 2012 closing price) might require the future issuance of 2,394,354 or more shares of common stock. Under the terms of the Company’s Series A Convertible Preferred Stock owned by Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P., the Company will need to issue 156,540 shares of common stock to pay accrued dividends and convert the Series A shares into common stock.

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
Date: August 20, 2012

 Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ CHARLES PINKERTON
NAME: CHARLES PINKERTON
TITLE: CHIEF EXECUTIVE OFFICER/CHIEF FINANCIAL OFFICER
Date: August 20, 2012

