Form 10-K
period 2012-09-30
MARKETING WORLDWIDE CORP
filed 2013-01-15
CIK 1278363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act

of 1934 For the fiscal year ended September 30, 2012

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

$.00001 PAR VALUE COMMON STOCK

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ . No ☒ ..

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐. No ☒

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

Large accelerated filer  ☐ Accelerated filer ☐

Non-accelerated filer  ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on March 31, 2012 as $887,386.

At January 9, 2013, there were 470,667,013 shares of $.00001 par value common stock issued and outstanding.

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

Marketing Worldwide, LLC (“MWW”)

The MWW Automotive Group (OTCQB: MWWC) administration office is located in Howell, Michigan, with a 46,000 square foot Class A manufacturing and logistics facility in Baroda, Michigan for the production of high quality OE automotive and industrial products. MWW delivers its products and Class A painting, assembly and logistics services directly to major US and Foreign automobile manufacturers' Vehicle Processing Centers (VPC), leading edge show car and performance accessory design firms, and/or assembly lines in North America. MWW's industrial products are delivered directly to the industrial manufacturers for installation in their facilities.

The primary automotive accessory products services provided by MWW is the refinishing of blow-molded spoilers (bridge and lip), front and rear fascia systems, side skirts, door panels, extruded body-side moldings and interior components.  During 2012, we have identified several new Tier 1 business partners to drive more automotive and industrial product sales and expect fiscal year 2013 to be greater than 2012.

MWW’s programs are sold not only to Automotive and Industrial Original Equipment Manufacturers but also directly to vehicle processing centers, manufacturers and distributors located primarily in North America and through its Tier 1 partner companies. These companies receive a continuous stream of new vehicles from the foreign and domestic automobile manufacturers for accessorization, customization, and subsequently, distribution into the domestic dealer distribution network. Distributors also sell MWW’s accessories directly to their dealers and end customers.  The industrial partners are delivering components from the US and European market to MWW, expecting refinishing and just-in time inventory delivery to their large assembly plants in the U.S. and Europe. Special design vehicle components are delivered to MWW from within the US and delivered directly to the design firms extended client distribution network.

MWW's business model empowers its customers, some of the largest brands in the U.S., to make the selection of various accessories and components (sold by MWW) later in the production cycle, thus improving time to market for their automobiles and faster reaction to the dynamically changing demand of its customers. The principal MWW products sold during the last two fiscal years include Automotive Body Components such as:

* Hood Scoops

* Grills

* Rear Deck Spoilers

* Body Side Moldings

* Front and Rear Fascia Systems

* Side Skirts

* Engine Components

* Interior Dash Components

* Large industrial components

Based on expertise and space available in its Baroda plant, MWW is also providing logistics support for new customers, going beyond the Company’s original business plan, meaning MWW receives, stores and distributes products that are designed and manufactured by other unrelated companies.

Colortek, Inc. (“CT”)

CT is a wholly owned Class A Original Equipment painting facility and operates in a 46,000 square foot owned building in Baroda, which is in South Western Michigan. We invested approximately $2 million into this paint facility and expect the majority of our future growth to come from this business.  We have restructured the management of this subsidiary, implemented rigid cost down exercises and streamlining of production processes and have successfully gained substantial new business opportunities..  CT is aggressively beginning to diversify to non-automotive paint applications and has secured its first industrial client, (construction and agricultural equipment) which we believe will help stabilize the Company going forward during 2013.

RECENT DEVELOPMENTS

In September, 2009, the Company entered into a new loan agreement with Summit Financial to borrow up to $1,000,000. MWW pledged all of its inventory, equipment, accounts receivable, chattel paper, instruments, and letters of credit, documents, deposit accounts, investment property, money, rights to payment and general intangibles to secure the Loan. The financing arrangement was set to expire on August 31, 2012, unless extended by both parties. This financing agreement was terminated by the company on June 5, 2012.

The Company had a wholly owned subsidiary in Germany, Modelworxx, GmbH, which, in February, 2010, filed insolvency in the German courts. The Company has reclassified Modelworxx, GmbH fiscal year ended September 30, 2011 balances to reflect them as discontinued operations and upon final liquidation, recognized a net gain on disposal of international subsidiary of $349,322 during the year ended September 30, 2012.

PRODUCTS IN DEVELOPMENT

During 2012, MWW significantly expanded its customer base securing new automotive projects for Chevrolet, Ford, Mazda, Subaru, Scion and Hyundai. Two of the highlights of 2012 were the development and implementation of products and services for two large domestic/international alliance partners who have quickly become our largest clients. Five Axis Design out of California along with Roush Performance Products located in Michigan has partnered with MWW for entry into the extremely lucrative marketplace of very high end custom and specialty automobiles, that falls squarely within our core competencies. This is a very crucial development in the MWW market diversification effort and a corner stone for improving revenue generation.

During 2012, MWW concluded the certification and approval process with Roush, Five Axis, Mazda and GSI International, who will provide us with substantial Automotive and Industrial opportunities well into the future.

Colortek, Inc. is currently manufacturing products for several domestic and import automotive manufacturers along with the first awarded program to provide painting services to both the industrial and construction industries. Colortek satisfies a growing marketplace requiring smaller production runs at Class A production quality.

THE MARKET

The global automobile accessory market is highly fragmented and not dominated by a few large participants. The Industrial market is somewhat less fragmented, but also dominated by a few large European and North American companies. Competitive pressures among vehicle manufacturers have evolved so that the manufacturers add options to their vehicles at the vehicle processing centers and not during the initial manufacturing process at the assembly line. In addition many manufacturers have switched to smaller vehicle production runs which can be accommodated by MWW’s business model. These options packages are commonly referred to as "port installed" or "dealer installed" option packages. MWW accessory programs are a crucial part of the option packages installed at the vehicle processing centers in North America. Accordingly, MWW receives its revenue directly from the vehicle processing centers and not from the automobile manufacturers or the automotive dealer. MWW future prospects are expected to be positively impacted by the fact that the Domestic Automotive and commercial markets have recovered and the prospects for the next few years are positive.

A large part of MWW’s manufacturing and fulfillment programs is enhanced by the fact that MWW owns CT, its 46,000 square foot Class A paint facility.  Accordingly, MWW is in a position to provide painted products to their customers at the Vehicle Processing Centers, directly to OE automotive and industrial manufacturers, as well as through its strategic Tier 1 partnerships. Over the recent years MWW’s has gathered the experience and track record and has established the production capacity and expertise to effectively manufacturer programs the automotive and commercial marketplaces. MWW is clearly positioned to satisfy the need for low volume and more frequent production runs currently dominating the automotive industry. Large volume production facilities are considering and have begun shutting down their robotic facilities and moving their business to small manufacturers such as MWW, who can execute these production runs more cost effectively.  MWW’s production facilities have also been enhanced to process large industrial components in its oversized paint booth and bake ovens to satisfy the demand from the industrial markets. We are in negotiations with several of these types of new opportunities.

MAJOR CUSTOMERS

MWW's major customers in North America are the Domestic and Import Automobile Manufacturers, Industrial Equipment Manufacturers, large Tier 1 strategic partners, as well as a variety of tier 2 and tier 3 manufacturers to the auto industry and a high-end design and prototype and concept show cars studio with a line of aftermarket styling products

For the year ended September 30, 2012, MWW was dependent upon four (4) customers for 96.81% of its revenue. Customer #1, Customer #2, Customer #3 and Customer #4 represented 76.40%, 12.84%, 5.11% and 2.47% of revenue, respectively. Moreover, 96.69% of our accounts receivable at September 30, 2012 were due from these four (4) customers. For the year ended September 30, 2012, Customer #1, Customer #2, Customer #3, and Customer #4 represented 12.88%, 16.07%, 3.15%, and 11.07% of accounts receivable, respectively.

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

SOURCING

All MWW contract suppliers and production facilities are original equipment manufacturers, approved and certified by the International Standards Organization ("ISO") with the ISO 9001 certification. ISO 9001 certification refers to the objectively measurable set of quality management standards and guidelines that form the basis for establishing quality management systems adopted by the ISO. The ISO is a non-governmental organization comprised of the national standards institutes of 146 countries. The facilities have been strategically selected to minimize transportation cost and logistics. Suppliers are required to participate in quality assurance audits and submit the appropriate documentation for the components it processes for MWW.

SUPPLIERS

MWW has established relationships with a group of global suppliers that deliver quality materials for the production of add-on components to MWW.  MWW believes there are numerous sources for the raw materials used in its products and a loss of any of these suppliers would not impact MWW’s performance negatively.  For the year ended September 30, 2012, MWW had 5 suppliers that aggregating 94.70 % represented greater than 10% of our total purchases.  Supplier 1, Supplier 2, Supplier 3, Supplier 4 and Supplier 5 represented 51.19%, 15.81%, 14.41%, 10.40%  and 2.90% of purchases made from suppliers respectively. For the year ended September 30, 2012, Supplier #1, Supplier #2, Supplier #3, Supplier #4and Supplier #5 represented 4.02%, 0.17%, 0.42%, 0.44% and 0.43% of accounts payable, respectively.

COMPETITION

The general aftermarket automotive industry is highly competitive. In MWW's market niche, competition is somewhat limited and is occasionally represented by smaller divisions of larger companies. MWW competes for a share of the overall global automotive aftermarket and potential new customers. In general, competition is based on product quality, features, price and satisfactory after sale support. The industrial marketplace is somewhat less competitive than the automotive market, dominated by fewer large companies and in need for high quality refinishing facilities such as MWW.

The competitive landscape has changed during the last twelve months, the market is more fragmented than ever before, a number of competitors have ceased to exist and consolidation is ongoing. MWW has entered into several strategic alliances with Tier 1 companies and has entered the industrial and Automotive Specialty Markets to diversify and limit the customer and market concentration risks further.

MWW believes that its competitive edge lies in its extensive resources in OE Quality refinishing, Logistics Capabilities and its ability and production capacity to manufacture oversized industrial components for multiple marketplaces. MWW focuses on the expansion of its internal capabilities and improved utilization and expansion of its advanced resources and the careful cultivation of long-term relationships, in contrast to simply selling products to multiple anonymous customers. By making sure MWW customers will remain satisfied clients,

MWW is not only stabilizing and growing its client roster in different industries and assuring revenue growth, but also simultaneously building and maintaining barriers of entry for competitors.

PROPRIETARY RIGHTS

MWW primarily relies upon a combination of trade secret laws, nondisclosure agreements and purchase order forms to establish and protect proprietary rights in the design of its own products and in its customers’ products. However, it may be possible for third parties to develop similar products independently, provided they have not violated any contractual agreements or intellectual property laws.

COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that we will not incur such costs with our paint facilities in the future.

EMPLOYEES

MWW has an elastic work-force, with as few as 10 employees, and as many as 50 employees , depending on the number of projects currently being worked on. Management believes that the structure of its workforce allows MWW to scale its overhead according to the scope of its design, tooling, assembly and manufacturing requirements throughout the year. MWW plans to add employees in the future .

ITEM 1A.  RISK FACTORS

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE MARKET PRICE OF OUR SECURITIES.

If any of the following material risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading prices and volume of our common stock could decline, and you could lose all or part of your investment. You should buy shares of Marketing Worldwide Corporation common stock only if you can afford to lose your entire investment. Success is dependent on the creative, technical, financial, administrative, logistical, design, engineering, manufacturing and other contributions of the current employees and officers of the Company.  Founders of Marketing Worldwide Corporation, Michael Winzkowski and James Marvin have taken on different roles.  Winzkowski has relinquished the role of CEO and is now the Chairman of the Board and President of MWW.  Mr. Marvin had resigned during 2010 and no longer has any management activities at MWW. The Board of directors has engaged Charles Pinkerton as the new CEO in 2011. The role of Mr. Davis, the CFO has been transferred to Deborah Hallman as director of financing, a long term employee of the company. The loss of either Pinkerton or Hallman could potentially cause a disruption in our operations. In the short term, it would be difficult to duplicate the relationships, industry experience, and creativity of Mr. Pinkerton and Mrs. Hallman. The loss of one or both might substantially reduce our revenues and growth potential, although the recent departure of Mr. Davis had been compensated for with existing management resources.

OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY GLOBAL ECONOMIC AND FINANCIAL MARKETS CONDITIONS.

Current global economic and financial markets conditions, including severe disruptions in the credit markets and the prolonged global economic recession has materially and adversely affected our results of operations and financial condition. These conditions have also materially impacted our customers, suppliers and other parties with which we do business. Economic and financial market conditions that adversely affect our customers, especially our past largest customer Toyota, caused them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. We have seen a decline in certain volumes over the last year, but are now seeing an increase due to what appears to be a strengthening economic environment and the successful acquisition of new customers in the automotive and industrial markets by our new management team. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables.

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

In their report dated January 14, 2012, our independent registered public accounting firm stated that our consolidated financial statements for the year ended September 30, 2012 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors' doubts are based on our recurring net losses, deficits in cash flows from operations and stockholders’ deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors' doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

WE DO NOT HAVE LONG-TERM WRITTEN AGREEMENTS WITH OUR KEY CUSTOMERS OR KEY SUPPLIERS; THEREFORE, OUR REVENUE STREAM AND OUR SUPPLY CHAIN ARE SUBJECT TO GREATER UNCERTAINTY.

Our customers issue short term contracts (12 months) or blanket purchase orders to us that remain open during the life of an accessory program or the extended term.

The customer then places delivery releases against these blanket purchase orders or short term agreements generally in 30 day intervals. However, none of our key customers have any binding obligations, beyond the practical reasons that prevent a change in manufacturer and beyond payment of our most recent purchase order and adherence to the terms and conditions of the blanket purchase order or short term agreement. The lack of long-term written agreements that specify a fixed dollar amount of the total purchase amount for our accessory programs or services means that we cannot predict with any certainty that these customers will generate a specific level of revenue in any specific accounting period. Our blanket purchase orders or short term agreements with customers provide for a fixed per unit cost, but do not contain any fixed purchase commitments for a specific dollar amount. We record revenue when products are shipped, legal title has passed, and all our significant obligations have been satisfied.

We cannot predict with certainty that we will be able to replace a significant customer or significant supplier without a decline in our revenue and net income. Stated differently, we have to constantly justify our value proposition to our customers and our suppliers because even though the per unit price of our accessory programs is covered in the blanket purchase order, our customers are not obligated to buy the goods and services specified in the blanket purchase order. On the positive side their relative freedom to stop dealing with us keeps us in close contact with them. On the negative side, their freedom to stop dealing with us means that our revenue and our ability to generate revenue is in constant jeopardy, as well as difficult to predict with certainty. This jeopardy is balanced by the fact that it is rather uneconomical for a customer to change manufacturers frequently, since the production qualification process on both sides is rather resource intensive in regards to time and capital invested.

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

LOSS OF MAJOR SUPPLIERS COULD AFFECT OUR ABILITY TO GET PRODUCT.

We have a concentration of risk with a few suppliers providing our product requirements.  If we were to lose anyone of them, this could potentially negatively impact our ability to get product on a timely basis.  We have an internal policy to have back-up suppliers to our major product offerings, and have in place a back-up for each of our suppliers. Accordingly, we do not consider this a significant risk.

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

While the new management has expanded our customer roster significantly, our revenue still depends on a few key customers, the loss of which would have a negative impact on our revenues and results from operations.

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

Management may consider increasing the Company's revenues through additional acquisitions of other operations in the automotive accessory industry. We have no plans for a reverse merger, change in control or spin off. The Company currently has no plans to engage in a transaction with an entity outside the automotive or commercial industry. Management is aware of several operating companies in the automotive accessory market that are candidates for additional merger or acquisition. While we may consider financing any business combination with common stock, we do not expect any business combination to result in a change in control or constitute a reverse merger.

WE LACK INDEPENDENT DIRECTORS WHICH LIMITS THE NATURE AND TYPE OF GUIDANCE GIVEN BY THE BOARD TO THE MANAGEMENT TEAM AND MAY AFFECT THE PRICE OF OUR STOCK.

Shareholders should be aware of and familiar with the recent issues concerning corporate governance and lack of independent directors as a specific topic. Our sole director is not independent because they he is employed by the Company. The OTC Bulletin Board does not have any listing requirements concerning the independence of a company's board of directors.

THERE IS A GRADUALLY EMERGING PUBLIC MARKET FOR MWW'S SECURITIES AND YOU MAY HAVE DIFFICULTIES TO LIQUIDATE YOUR INVESTMENT.

Trading volume of MWW stock (MWWC) has been increasing, with a closing ask price of $0.0002 on January 8, 2012. If a market for MWW's common stock continues to develop slowly; the stock price may be volatile. No assurance can be given that any market for MWW's common stock will be maintained. The sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities Act Rules by members of management or others may have a substantial adverse impact on any such market.

WE HAVE IDENTIFIED WEAKNESSES IN OUR INTERNAL CONTROLS.

Our management has concluded that our internal control over financial reporting was not effective as of September 30, 2012, as a result of several material weaknesses in our internal control over financial reporting. Descriptions of the material weaknesses are included in Item 9A, "Control and Procedures", in this Form 10-K.

As a result of these material weaknesses, we performed additional work to obtain reasonable assurance regarding the reliability of our consolidated financial statements, we keep engaging a third party CPA as our outside controlling entity and to generate and supervise the financial department and financial statement process.  However, the remaining material weaknesses could result in a misstatement of substantially all accounts and disclosures, which would result in a misstatement of annual or interim consolidated financial statements that would not be prevented or detected. Errors in our consolidated financial statements could require a restatement or prevent us from timely filing our periodic reports with the Securities and Exchange Commission ("SEC"). Additionally, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2012 fiscal year and that remained unresolved.

ITEM 2. PROPERTIES

MWW's principal executive office is located at 2212 Grand Commerce Dr., Howell, MI 48855 in a 3,000 square feet office space.

Our subsidiary, Colortek, Inc. has a 46,000 square foot facility on 20 acres located in Baroda, Michigan. The facility is owned by MWW and is financed by Edgewater Bank. The mortgage is scheduled for a balloon payment in July of 2013. The Mortgage note balance at September 30, 2012 was $553,646.28 with a 180 month term and a fixed interest rate of 6.75%. The current monthly payment is $5,962. In accordance with the mortgage loan agreement, we are currently in default and the following pertains to this default:

MWW’s subsidiary Colortek owns property and a building in Baroda, Michigan. Edgewater Bank holds the mortgage. Colortek fell behind on payments. Edgewater foreclosed on the property by Sheriff’s sale on October 25, 2012. Edgewater purchased the property at the Sheriff’s sale. The purchase price left a deficiency of $167,000, which was accrued as of September 30, 2012. The mortgage was secured not only by the property, but by a UCC security interest filing on Colortek equipment and a personal guaranty from MWW. Edgewater initiated a lawsuit against MWW and Colortek for the deficiency .

The original owners of Colortek had also signed a personal guaranty for the mortgage. Their guaranty was not discharged when MWW became a guarantor. MWW brought a third party complaint against them on the guaranty. Edgewater and MWW principals and their attorneys have a settlement meeting scheduled for January 14, 2013 to pursue a settlement on both the deficiency and redeeming the property prior to the redemption period running.

Because Edgewater agreed to the settlement meeting and did not simply file a Motion for Summary Disposition to get a judgment, we believe settlement is probable. Both parties would suffer greatly otherwise as Edgewater would have property and equipment it cannot use or sell and Colortek, and thus MWW would be out of business, making the deficiency uncollectable as well. A well thought out settlement will get Edgewater paid and keep Colortek and MWW solvent.

We believe that our current office space and facilities are sufficient to meet our present and near term expansion needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS .

The company currently has the following:

Marvin, a former director and shareholder of MWW brought a wage and hour claim against MWW alleging failure to pay wages and benefits. On March 2, 2011, an ALJ found in favor of Marvin in the amount of $81,730. An appeal by MWW was dismissed. On September 24, 2012, the State of Michigan brought an action against MWW to collect the amount due to Marvin. MWW has filed a third party complaint against Marvin alleging breach of employment agreement, breach of fiduciary duty and tortious interference with business relations.

MWW and the State of Michigan have entered into a consent judgment for the wage and hour amount. The State has agreed to hold the judgment in abeyance until the completion of the third party complaint and any amounts found due to MWW from Marvin will be deducted from the consent judgment.

The matter against Marvin will be vigorously contested, as Marvin abused his position with MWW and financially devastated the company.

MWW counsel feels MWW will either be awarded or settle for an amount equal to or greater than the amount due to Marvin .

The Company is sometimes subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

MWW’s subsidiary, Colortek, owed money for services and product to Merlyn Engineering. Merlyn initiated a lawsuit to collect $12,000.Settlement was entered into in October, 2012. Payment is due and was to be paid before 12-31-2012.

MWW’s subsidiary Colortek filed with the Michigan Tax Tribunal to have the 2011 property tax assessment lowered by Baroda Township. The matter was lost in both the Tribunal and at MWW. After working with the Township and Tribunal, on December 4, 2012 the Tribunal agreed to enter a Stipulated Order reducing the property assessment for 2011 and 2012 by approximately $150,000 for each year.

In March, 2012, Colortek received a letter from the attorney for Reliable Analysis demanding payment of an overdue account in the amount of $21,711. The attorney was instructed direct all future correspondence to MWW’s legal counsel. No further request has been received.

WLC brought a lawsuit against MWW to collect past due amounts for services. A consent judgment with installment payment terms. The amount should be paid off in January 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

At January 9, 2013, there were 470,667,013 shares of common stock issued and outstanding. There are 25,216 shares of common stock that are subject to outstanding options and warrants to purchase common stock. On January 10, 2013 the closing ask price of our common stock was $0.0003 per share.

The common stock of MWW commenced trading on the OTCBB on September 14, 2006. The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of the Common Stock as reported on the OTCBB.  Such quotations reflect inter-dealer quotations without retail mark-up, markdowns or commissions, and may not necessarily represent actual transactions. On July 9, 2012, the Company affected a three hundred-to-one (300 to 1) reverse stock split of its issued and outstanding shares of common stock, $0.00001 par value (whereby every three hundred shares of Company’s common stock will be exchanged for one share of the Company's common stock).

	High	Low
FISCAL YEAR ENDED SEPTEMBER 30, 2012

Fourth Quarter	$0.01	$0.0002
Third Quarter	1.622	0.0601
Second Quarter	5.045	0.5105
First Quarter	5.706	0.4505

FISCAL YEAR ENDED September 30, 2011

Fourth Quarter	6.00	3.00
Third Quarter	6.00	6.00
Second Quarter	6.00	6.00
First Quarter	6.00	6.00

At January 10, 2013 MWW had 80 common stockholders of record and the share price was $0.0003.  MWW has not declared any cash dividends on its common equity for the last two years. It is unlikely that MWW will pay dividends on its common equity in the future and is likely to retain earnings and issue additional common equity in the future.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS (CONTINUED)

GENERAL OVERVIEW

MWW operates in a niche market of the supply chain for new passenger motor vehicles and large industrial components primarily in the United States and Canada. MWW provides services for the refinishing of specially designed and manufactured automotive accessories and large industrial components

MWW's revenues are derived through the sales of its products and services to large automotive and industrial companies. As a consequence, MWW is dependent upon the acceptance of its products in the first instance by the automotive and industrial industry. As a result of this dependence MWW's business is vulnerable to actions which impact these industries in general, including but not limited to, current fuel costs, and new environmental regulations. Growth opportunities for the Company include expanding its geographical coverage and increasing its penetration of existing markets through internal growth and expanding into new product markets, adding additional customers and acquiring companies in its core industries that supplement and compliment the currently existing capabilities.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS (CONTINUED)

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

Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. There was $nil and $20,000 allowance for doubtful accounts at September 30, 2012 and 2011, respectively.

 STOCK BASED COMPENSATION

At times we issue stock in exchange for payment of certain liabilities or payment of services, including employees in the form of compensation or professional service providers in the form of consulting or other fees.  We value the stock issued at the price in which it is trading on the open market.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS (CONTINUED)

DERIVATIVE LIABILITIES

The Company’s Series A and Series E Preferred Stock, convertible debt and certain warrants have reset provisions to the exercise price if the Company issues equity, or a right to receive equity, at a price less than the exercise prices. The Company utilizes the Binomial Lattice Model formula for determining the estimated fair value. All Series A Preferred stock has been purchased by a new investor and new Series E stock has been issued to this investor, pursuant to the corresponding agreement and as explained in more detail in the derivative description.

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2012 TO THE YEAR ENDED SEPTEMBER 30, 2011

Revenues

Net revenues were $790,211 for the year ended September 30, 2012. Our revenues decreased by $1,118,038 from $1,908,249 the year ended September 30, 2011. This 58.59% decrease is attributable to the fact we are focusing on our core business working with automotive and industrial manufactures on starting many new projects. The Company is quoting on numerous paint projects and working on new programs for the 2013 and 2014 programs that are expected to provide continued revenue growth.

GROSS PROFIT

For the fiscal year ended September 30, 2012, MWW's gross profit was $(310,093) (-39.24% of revenue) compared to $64,890 (3.40% of revenue) for the fiscal year ended September 30, 2011.

The primary components of cost of sales are direct labor and cost of parts and materials.The costs of initial start-ups have driven up the cost of labor and in some cases the cost of parts and materials due to extra usage during the 2012 fiscal year, In general the cost of parts and materials has been consistent from year to year.

OPERATING EXPENSES

Selling, general, and administrative expenses were $1,413,139 (178.83% of revenues) in 2012 compared to $1,712,759 (89.76 % of revenues) during 2011. The decrease in costs is attributable to management’s stringent efforts to reduce overhead costs.

Significant components of operating expenses consist of professional fees, salaries

OTHER INCOME (EXPENSES)

Financing expenses were $2,849,830 in 2012 compared to $1,770,170 during 2011. The primary increase is due to incurred non cash interest expense and amortization of debt discounts relating to our convertible notes of $2,562,174 in the current year as compared to $1,268,616 for the year ended September 31, 2011.

(LOSS) GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY.   As described in our accompanying consolidated financial statements, we issued convertible notes with certain conversion features, reset warrants and Series A and Series E Preferred Stock that have certain reset provisions.  All of which, we are required to bifurcate from the host financial instrument and mark to market each reporting period. We recorded the initial fair value of the reset provision as a liability with an offset to equity or debt discount and subsequently mark to market the reset provision liability at each reporting cycle.

For the year ended September 30, 2012, we recorded a net loss of $6,475,349 in change in fair value of the derivative liability as compared to a gain of $1,173,072 for the same period the previous year. The changes in the market price of our common stock has affected the fair value of the derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012 we had working capital deficit of $4,516,249. We reported negative cash flow from operating activities of ($515,077), negative cash flow from investing activities of ($12,860) and positive cash flow from financing of $548,191.

During the years ended September 30, 2012 and 2011, we used $515,077 and $413,751 of cash in operating activities, respectively. Below is a brief summary extracted from our Consolidated Statement of Cash Flows, in tabular format, reconciling our net loss to cash used in operating activities for the years ended September 30, 2012 and 2011:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS (CONTINUED)

	Year ended September 30,		Year to year
	2012	2011	Change
Net loss	$(11,116,725)	$(2,270,617)	$(8,846,108)

Non cash items included in operations:
Depreciation and amortization	1,570,728	883,859	686,869
Bad debts	41,909	-	41,909
Non cash interest	1,287,022	766,571	520,451
Loss on settlement and modification of debt	423,504	58,410	365,094
Gain on disposal of subsidiary	(349,322)	-	(349,322)
Change in fair value of derivative liability	6,475,349	(1,173,072)	7,648,421
Stock based compensation	145,180	311,357	(166,177)
Note payable issued for services	40,775	-	40,775
Changes in operating assets and liabilities	966,503	1,009,741	(43,238)

	$(515,077)	$(413,751)	$(101,326)

The negative cash flow from operating activities consists of $11,116,725 net loss, net with $184,080 depreciation and amortization expenses, $111,496 in amortization of deferred financing costs, $41,909 in bad debts, $1,275,152 in amortization of debt discounts, $1,287,022 non cash interest, $145,180 stock based compensation, $423,504 loss on settlement and modification of debt, $6,475,349 loss on change in fair value of derivative liability of $6,475,349, net with a gain on disposal of subsidiary of $349,322. Changes in operating assets were a $2,577 increase in accounts receivable, $10,860 decrease in inventory, $nil change in other current assets, $958,220 increase in accounts payable and other current liabilities.

Negative cash flow from investing activities of ($12,860) occurred primarily due to purchase of assets.

Cash flows from financing activities were primarily from issuance of notes payable of $610,500, net with repayments of $62,309 and proceeds from the sale of our Series C preferred stock of $nil.

On January 27, 2009, the Key Bank notified the Company it was in default of its obligations under the line of credit agreement and commercial mortgage loan secured by second deed of trust on real property to JCMD Properties, LLC. The notification is declaring the debt obligations in default and is therefore entitling the lender to exercise certain rights and remedies, including but not limited to, increasing the interest rate to the default rate and demanding immediate repayment in full of the principal, interest and interest swap outstanding liability.  Further, the lender notified the Company that the line of credit maturing on February 1, 2009 will not be renewed and no further advances are available on the line of credit.  As discussed in Note 2, the Company has entered into a Forbearance Agreement through August 31, 2009. As of September 30, 2009, the Key Bank line of credit was repaid through the Company securing the below financing with Summit Financial Resources, L.P.

In August, 2009, Marketing Worldwide, LLC entered into a financing agreement with Summit Financial Resources L.P. (Summit) for a maximum borrowing of up to $1 million maturing August 31, 2011. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all assets of Marketing Worldwide, LLC have been pledged as collateral for the Summit facility. Marketing Worldwide Corp., has guaranteed the financing arrangement. The financing arrangement has been extended through August 31, 2012. The financing agreement was terminated by the company on June 5, 2012.

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

MWW expects its regular capital expenditures to be approximately $100,000 for fiscal 2013. These anticipated expenditures are for continued investments in tooling and equipment used in our business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS (CONTINUED)

The independent registered public accounting firm’s report on our September 30, 2012 consolidated financial statements included in this Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 2 of the Notes to Consolidated Financial Statements contained herein.

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

See pages F-1 through F-47 following:

MARKETING WORLDWIDE CORPORATION

SEPTEMBER 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Marketing Worldwide Corporation

Howell, Michigan

We have audited the accompanying consolidated balance sheets of Marketing Worldwide Corporation as of September 30, 2012 and 2011, and the related consolidated statements of operations, deficiency in stockholders' equity and cash flows for each of the two years in the period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marketing Worldwide Corporation as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has generated negative cash flows from operating activities, experienced recurring net operating losses, is in default of certain loan covenants, and is dependent on securing additional equity and debt financing to support its business efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York	/s/ RBSM LLP
January 14, 2013

MARKETING WORLDWIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$25,266	$5,012
Accounts receivable, net	162,144	201,476
Inventories, net	82,443	93,303
Total current assets	269,853	299,791

Property, plant and equipment, net	921,466	1,092,686

Other assets:
Capitalized finance costs, net	-	111,496

Total assets	$1,191,319	$1,503,973

LIABILITIES AND DEFICIENCY
Current liabilities:
Bank line of credits	$-	$21,428
Notes payable and capital leases, current portion	1,613,810	1,518,944
Accounts payable	1,999,403	1,497,101
Warranty liability	75,000	75,000
Other current liabilities	1,097,889	769,458
Current liabilities of discontinued operations	-	492,006
Total current liabilities	4,786,102	4,373,937

Long term debt:
Derivative liability	10,649,266	1,258,634
Warrant liability	809,967	427,266

Total liabilities	16,245,335	6,059,837

Commitments and contingencies	-	-

Temporary equity:
Series A convertible preferred stock, $0.001 par value; 3,500,000 shares designated, nil and 3,500,000 shares issued and outstanding as of September 30, 2012 and 2011, respectively	-	3,499,950

Permanent equity:
Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series B convertible preferred stock, $0.001 par value, 1,200,000 shares designated; nil and 1,192,308 shares issued and outstanding as of September 30, 2012 and 2011, respectively	-	1,192
Series C convertible preferred stock, $0.001 par value, 1,000,000 shares designated; nil and 100 shares issued and outstanding as of September 30, 2012 and 2011, respectively	-	-
Series D super voting preferred stock, $0.001 par value, 1,000,000 shares designated, 90,002 and nil shares issued and outstanding as of September 30, 2012 and 2011, respectively	90	-
Series E 6% convertible preferred stock, $0.001 par value, 15,000 shares designated, 11,112.5 and nil shares issued and outstanding as of September 30, 2012 and 2011, respectively	11	-
Common stock, $0.00001 and $0.001 par value, 5,900,000,000 and 500,000,000 shares authorized; 52,796,157 and 238,316 shares issued and outstanding as of September 30, 2012 and 2011, respectively	528	2
Additional paid in capital	13,657,583	9,526,544
Accumulated deficit	(28,183,779)	(16,947,859)
Accumulated other comprehensive loss	-	(148,873)
Total Marketing Worldwide Corporation deficiency	(14,525,567)	(7,568,994)
Non controlling interest	(528,449)	(486,820)
Total deficiency	(15,054,016)	(8,055,814)

Total Liabilities and Deficiency	$1,191,319	$1,503,973

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2012	2011
Revenue	$790,211	$1,908,249

Cost of sales	1,100,304	1,843,359

Gross (loss) profit	(310,093)	64,890

Operating expenses:
Selling, general and administrative expenses	1,413,139	1,712,759
Total operating expenses	1,413,139	1,712,759

Loss from operations	(1,723,232)	(1,647,869)

Other income (expense):
(Loss) gain on change in fair value of derivative liability	(6,475,349)	1,173,072
Financing expenses	(2,849,830)	(1,770,170)
Gain on liquidation of international subsidiary	349,322	-
Loss on debt modification	(40,908)	-
Loss on settlement of debt	(382,596)	(58,410)
Other income (expense), net	5,868	32,760
Total other income (expense)	(9,393,493)	(622,748)

Net loss	(11,116,725)	(2,270,617)

(Loss) income attributable to Non-controlling interest	(41,629)	3,428

Loss attributable to Company	(11,075,096)	(2,274,045)

Preferred stock dividend	(160,825)	(315,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(11,235,921)	$(2,589,045)

Loss per common share, basic and diluted	$(2.51)	$(16.70)

Weighted average common stock outstanding, basic and diluted	4,481,766	155,035

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

TWO YEARS ENDED SEPTEMBER 30, 2012

MARKETING WORLDWIDE CORPORATION
	Preferred stock-Series B		Preferred stock-Series C		Preferred stock-Series D		Preferred stock-Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2010	1,192,308	$1,192	-	$-	-	$-	-	$-
Common stock issued for services rendered	-	-	-	-	-	-	-	-
Common stock issued in settlement of preferred stock dividend	-	-	-	-	-	-	-	-
Common stock issued in settlement of debt	-	-	-	-	-	-	-	-
Reclassify conversion feature of convertible note outside of equity	-	-	-	-	-	-	-	-
Sale of Series C preferred stock	-	-	100	-	-	-	-	-
Fair value of vested options
Preferred stock dividend	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, September 30, 2011	1,192,308	1,192	100	-	-	-	-	-
Common stock issued in settlement of debt	-	-	-	-	-	-	-	-
Common stock issued for services rendered	-	-	-	-	-	-	-	-
Common stock issued for conversion of Series A preferred stock	-	-	-	-	-	-	-	-
Common stock issued in settlement of Series A preferred stock dividend	-	-	-	-	-	-	-	-
Common shares returned previously recorded for services	-	-	-	-	-	-	-	-
Series D preferred stock issued for services rendered	-	-	-		90,002	90	-	-
Series E preferred stock issued in settlement of Series A and Series B preferred stock	(1,192,308)	(1,192)	-	-	-	-	11,923	12
Common stock issued in connection with conversion of Series E preferred stock	-	-	-	-	-	-	(811)	(1)
Note payable issued in settlement of Series C preferred stock	-	-	(100)	-	-	-	-	-
Beneficial conversion feature relating to convertible debt	-	-	-	-	-	-	-	-
Fair value of vested options	-	-	-	-	-	-	-	-
Reclassify other comprehensive loss to operations upon termination of international subsidiary
Preferred stock dividend	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, September 30, 2012	-	-	-	-	90,002	90	11,113	11

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT TWO YEARS ENDED SEPTEMBER 30, 2012

	MARKETING WORLDWIDE CORPORATION
				Other	Retained	Non
	Common stock		Additional	Comprehensive	Earnings	controlling
	Shares	Amount	Paid in Capital	Income (loss)	(Deficit)	Interest	Total
Balance, September 30, 2010	98,367	$1	$8,274,403	$(148,873)	$(14,358,814)	$(490,248)	$(6,722,339)
Common stock issued for services rendered	43,832	-	299,708				299,708
Common stock issued in settlement of preferred stock dividend	17,125	-	472,500	-	-	-	472,500
Common stock issued in settlement of debt	78,992	1	373,165	-	-	-	373,166
Reclassify conversion feature of convertible note outside of equity	-	-	(4,880)				(4,880)
Sale of Series C preferred stock	-	-	100,000	-	-	-	100,000
Fair value of vested options			11,648				11,648
Preferred stock dividend	-	-	-	-	(315,000)	-	(315,000)
Net loss	-	-	-	-	(2,274,045)	3,428	(2,270,617)
Balance, September 30, 2011	238,316	2	9,526,544	(148,873)	(16,947,859)	(486,820)	(8,055,814)
Common stock issued in settlement of debt	7,808,772	78	1,870,718	-	-	-	1,870,796
Common stock issued for services rendered	28,793,333	288	202,392	-	-	-	202,680
Common stock issued for conversion of Series A preferred stock	15,000	-	1,808,099	-	-	-	1,808,099
Common stock issued in settlement of Series A preferred stock dividend	83,333	1	79,999	-	-	-	80,000
Common shares returned previously recorded for services	(2,000)	-	(120,000)	-	-	-	(120,000)
Series D preferred stock issued for services rendered	-	-	40,411				40,501
Series E preferred stock issued in settlement of Series A and Series B preferred stock	-	-	(19,774)	-	-	-	(20,954)
Common stock issued in connection with conversion of Series E preferred stock	15,859,403	159	247,780	-	-	-	247,938
Note payable issued in settlement of Series C preferred stock	-	-	(100,000)	-	-	-	(100,000)
Beneficial conversion feature relating to convertible debt	-	-	99,414	-	-	-	99,414
Fair value of vested options	-	-	22,000	-	-	-	22,000
Reclassify other comprehensive loss to operations upon termination of international subsidiary	-	-	-	148,873	-	-	148,873
Preferred stock dividend	-	-	-	-	(160,825)	-	(160,825)
Net loss	-	-	-	-	(11,075,096)	(41,629)	(11,116,725)
Balance, September 30, 2012	52,796,157	$528	$13,657,583	$-	$(28,183,780)	$(528,449)	$(15,054,016)

See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,116,725)	$(2,270,617)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	184,080	236,603
Bad debts	41,909	-
Amortization of deferred financing costs	111,496	145,211
Amortization of debt discounts	1,275,152	502,045
Non cash interest	1,287,022	766,571
Loss on settlement of debt	382,596	58,410
Gain on disposal of international subsidiary	(349,322)	-
Loss on modification of debt	40,908	-
Change in fair value of derivative liability	6,475,349	(1,173,072)
Fair value of vested employee options	22,000	11,648
Notes payable issued for services rendered	40,775	-
Stock based compensation	243,180	299,709
Cancelation of previously issued common stock for services	(120,000)	-
(Increase) decrease in operating assets:
Accounts receivable	(2,577)	114,443
Inventory	10,860	51,097
Other current assets	-	9,328
Other assets	-	19,400
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	958,220	815,473
Cash used in operating activities	(515,077)	(413,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,860)	(16,832)
Cash used in investing activities	(12,860)	(16,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Series C preferred stock	-	100,000
Proceeds from (repayments of) lines of credit	(21,428)	(188,558)
Proceed from issuance of notes	610,500	538,750
Repayments of notes payable and capital leases	(40,881)	(18,444)
Cash provided by (used in) financing activities	548,191	431,748

Net increase in cash and cash equivalents	20,254	1,165
Cash and cash equivalents, beginning of period	5,012	3,847

Cash and cash equivalents, end of period	$25,266	$5,012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$-	$-
Cash paid during year for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued in settlement of debt	$1,870,796	$73,166
Common stock issued in settlement of preferred stock dividends	$80,000	$472,500
Accounts payable settled via issuance of notes payable	$202,120	$260,120
Preferred dividends declared	$160,825	$315,000
Issuance of Series E Preferred Stock in settlement of Series A and Series B Preferred stock	$2,095,413	$956,562
Common stock issued upon conversion of Series A preferred stock	$1,808,099	$-
Common stock issued upon conversion of Series E preferred stock	$247,938	$-
Sale of JCMD property used for repayment of debts	$-	$800,000
Note payable issued in exchange for Series C preferred stock	$100,000	$-
See the accompanying notes to the consolidated financial statements

MARKETING WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Marketing Worldwide Corporation (the "Company"), was incorporated under the laws of the State of Delaware in July 2003. The Company is engaged in North America through its wholly-owned subsidiaries, Marketing Worldwide LLC ("MWW"), and Colortek, Inc. (“CT”) in the design, manufacturing, painting and distribution of automotive accessories for motor vehicles in the automotive aftermarket and industrial components for the commercial machinery industries. The Company had a wholly owned subsidiary in Germany, Modelworxx, GmbH, which, in February, 2010, filed insolvency in the German courts. The Company has reclassified Modelworxx, GmbH fiscal year ended September 30, 2011 balances to reflect them as discontinued operations and upon final liquidation, recognized a net gain on disposal of international subsidiary of $349,322 during the year ended September 30, 2012.

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

The Company defers any revenue for which the product has not been delivered or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required. As of September 30, 2012 and 2011, these types of transactions are not material.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of less than three months at purchase to be cash equivalents.  The Company did not have any cash equivalents at September 30, 2012 and 2011.  Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limits.  Periodically, the Company evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Warranty

The Company generally warrants its products to be free from material defects and to conform to material specifications for a period of three (3) years. Warranty expense is estimated based primarily on historical experience and is reflected in the financial statements.

Accounting for bad debt and allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2012 and 2011 approximated $nil and $20,000, respectively.

Inventories

The inventories are stated at the lower of cost or market using the first-in, first-out method of valuation. The inventories at September 30, 2012 and 2011 are as follows:

	2012	2011

Work in process	$197,926	$294,568
Finished goods	24,686	67,369
Total inventory before reserve	222,612	361,937
Less inventory reserve	(139,729)	(268,634)
Net inventory	$82,443	$93,303

 The inventory reserve is determined after an exhaustive review and analysis of all inventories on hand.  The Company examines the likelihood of salability of each inventory item, and if there is more than 6 months supply of an item on hand, an appropriate reserve is recorded against such inventory; for cancelled or completed programs, existing inventory is 100 % reserved for.  During the year ended September 30, 2012, the Company write-off from reserve $128,905. At September 30, 2012 and 2011 the majority of the inventory reserve is for supply of product no longer in production or demand from existing customers.

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

Research and development costs

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, requires research and development costs to be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Total research and development cost charged to income was immaterial for both years ended September 30, 2012 and 2011.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Net income (loss) per share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”).  All primary dilutive common shares have been excluded since the inclusion would be anti-dilutive. Such shares consist of the following at September 30, 2012 and 2011:

	2012	2011

Warrants	16,250	24,583
Options	8,967	8,967
Series A preferred stock	-	71,043
Series E preferred stock	3,704,166,667	-
Convertible Debt	2,513,335,088	401,190
Totals	6,217,526,972	505,783

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

In accordance with 740-10, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company will classify as income tax expense any interest and penalties recognized in accordance with ASC Topic 740.  The tax years ending September 30, 2010, 2011 and 2012 are still open for review by the various tax jurisdictions.  The state tax jurisdictions the Company files in are South Carolina, Florida, California and Michigan.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

The Variable Interest Entity included in these consolidated financial statements sold the only asset it owned, which was real estate subject to a lease with the Company, for $800,000 on November 30, 2010.  This sale resulted in a  loss of approximately $400,000 and left a remaining liability to the Small Business Administration of approximately $500,000 which is guaranteed by the Company.  As of the date of this filing, the Company has not received any specific demands or requests for payment on this loan. This loss was recorded as an impairment loss in the September 30, 2010 consolidated financial statement.

Deferred financing costs

Deferred financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized to financing expenses over the term of the related debt using the interest rate method. The amortization for the years ended September 30, 2012 and 2011 was $111,496 and $145,211, respectively.  Accumulated amortization of deferred financing costs were $712,715 and $601,219 at September 30, 2012 and 2011, respectively.

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

The Company has one reportable business segment which is operated in the United States.  In previous years the Company had financial activity in Germany, but in February, 2010 the German affiliate filed bankruptcy and all activity has been classified as discontinued operations in the presented financial statements for the year ended September 30, 2011 and subsequently liquidated during the year ended September 30, 2012.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

The Company granted nil employee options during the year ended September 30, 2012 and 2,200,000 (7,333 post reverse stock split of 1:300) during the year ended September 30, 2011. The Company recorded the fair value of the vested portion of issued employee options of $22,000 and $11,648 for the years ended September 30, 2012 and 2011, respectively.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the year ended September 30, 2012, the Company incurred a net loss attributable to common stockholders of $11,075,096.

The Company has incurred substantial recurring losses.  The Company has available cash of $25,266 at September 30, 2012 and during the year ended September 30, 2012, the Company used cash of $515,077 in operating activities.  The Company’s working capital deficiency was approximately $4,516,000 and $4,074,000 as of September 30, 2012 and 2011 respectively.  The Company’s accumulated deficit was approximately $28,000,000 and $17,000,000 as of September 30, 2012 and 2011 respectively.  In addition, the Company has a deficit of approximately $15,000,000 at September 30, 2012.

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

CT is a Class A Original Equipment painting facility and operates in a 46,000 square foot owned building in Baroda, which is in South Western Michigan. The Company invested approximately $2 million into this paint facility and expect the majority of future growth to come from this business.  The Company has restructured the management of this subsidiary and even though revenues are down, the Company has successfully gained more significant new business opportunities. .  These opportunities take time to develop before converted to revenue. CT is aggressively beginning to diversify to non-automotive paint applications (industrial equipment) which Management believes will help stabilize the Company going forward.

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2012 and 2011, property, plant and equipment consist of the following:

	2012	2011	Range of Estimated Life

Land	$150,000	$150,000	N/A
Building	800,000	800,000	40 years
Office equipment	34,645	34,645	3 – 7 years
Tooling and other equipment	1,430,499	1,417,640	7 – 10 years
Subtotal	2,415,144	2,402,285
Less land and building depreciation	(1,493,678)	(1,309,599)
Net property, plant and equipment	$921,466	$1,092,686

Depreciation expense included as a charge to operations of $184,080 and $236,603 for the years ended September 30, 2012 and 2011 respectively.

NOTE 5 - LINE OF CREDIT

In August, 2009, the Company entered into a financing agreement with Summit Financial Resources L.P. (Summit) for a maximum borrowing of up to $1,000,000 maturing August 31, 2010. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all assets within the consolidation group have been pledged as collateral for the Summit facility.   The financing agreement was extended for one year through August 31, 2012.   The financing agreement was terminated by the company on June 5,2012

Under the terms of the recourse provision, the Company is required to repurchase factored receivables if they are not paid in full or are deemed no longer acceptable. Accordingly, the Company has accounted for the financing agreement as a secured borrowing arrangement and not a sale of financial assets.

As of September 30, 2011, the advance balance due to Summit was $nil.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

At September 30, 2012 and 2011, convertible notes payable consists of the following:

	2012	2011
JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan was secured by a second deed of trust on real property and improvements located in Howell, MI. In addition to the Company the JCMD General Partners personally guarantee the loan The note is in default. (*)	$489,755	$489,755
Colortek Mortgage loan payable in monthly principal installments of $5,961 with a fixed interest rate of 6.75% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary. (**)	553,646	587,026
Note payable issued February 19, 2011, due contingent on certain events with interest at 5% per annum, unsecured, net of unamortized debt discount of $66,214	-	118,008
Note payable issued March 22, 2011, due on December 28, 2011 with interest at 8% per annum, unsecured, net of unamortized debt discount of $7,918	-	17,082
Note payable issued May 6, 2011, due February 10, 2012 with interest at 8% per annum, unsecured, net of unamortized debt discount of $14,250	-	15,750
Note payable issued on June 29, 2011, due July 1, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $186,821	138,000	63,179
Note payable, issued on January 10, 2011, due July 10, 2011, with interest at 7% per annum, unsecured	-	127,000
Note payable issued on July 1, 2011, due July 1, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $18,135	25,000	6,865
Note payable issued on July 15, 2011, due July 15, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $78,904	-	21,096
Note payable issued on July 20, 2011, due July 20, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $12,041	15,000	2,959
Note payable issued on July 21, 2011, due July 21, 2012, with interest at 16% per annum, unsecured, net of unamortized debt discount of $28,192	35,000	6,808
Note payable issued on July 20, 2011, due January 31, 2012, with interest at 5% per annum, unsecured, net of unamortized debt discount of $19,720	-	57,005
Note payable issued August 16, 2011, due August 15, 2012 with interest at 16% per annum, unsecured, net of unamortized debt discount of $23,753	-	6,247
Note payable issued September 28, 2011, due September 27, 2012 with interest at 16% per annum, unsecured, net of unamortized debt discount of $29,836	-	164
Note payable, issued December 6, 2011, due September 27, 2012, with default interest At 22% per annum, unsecured, Note is in default	12,350	-

NOTE 6 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Note payable, issued on February 1, 2012, due November 2, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $4,338	43,162	-
Note payable, issued on February 15, 2012, due February 15, 2013, with interest At 10% per annum, unsecured, net of unamortized debt discount of $18,767	31,233	-
Note payable, issued on February 22, 2012, due November 22, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $17,973	74,643	-
Note payable, issued on April 25, 2012, due January 30, 2013, with interest at 8% per annum, unsecured, net of unamortized debt discount of $19,607	25,393	-
Note payable, issued on May 16, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $32,140	47,860	-
Note payable, issued on May 16, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $32,140	47,860	-
Note payable, issued on June 1, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $41,132	54,098	-
Note payable, issued on July 30, 2012, due March 31, 2013, with interest at 8% per annum, unsecured, net of unamortized debt discount of $37,500	12,500	-
Note payable, issued on August 2, 2012, due May 6, 2013, with interest at 8% per annum, unsecured, net of unamortized debt discount of $15,740	4,260	-
Notes payable, issued on September 12, 2012, due March 31, 2013, with interest at 8% per annum, unsecured, net of unamortized debt discount of $40,950	4,050	-
Note payable, issued on September 30, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $40,775	-	-
Total	1,613,810	1,518,944
Less Current portion	(1,613,810)	(1,518,944)
Long term portion	$-	$-

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

NOTE 6 - NOTES PAYABLE (CONTINUED)

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

During the years ended September 30, 2012 and 2011, the Company amortized and wrote off $66,214 and $174,107 to current period operations as interest expense, respectively.During the years ended September 30, 2012 and 2011, the Company issued an aggregate of 134,744 and 26,342 shares of its common stock in settlement of $184,223 and $75,897 of notes payable, respectively.

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

During the years ended September 30, 2012 and 2011, the Company amortized $7,918 and $17,082 to current period operations as interest expense, respectively.

During the year ended September 30, 2012, the Company issued an aggregate of 12,049 shares of its common stock in settlement of the notes payable.

Note issued May 6, 2011

On May 6, 2011, the Company issued a $30,000 Convertible Promissory Note that matures on February 10, 2012. The note bears interest at a rate of 8% and will be convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 55% of the lowest three trading days 10 days prior to notice of conversion.

NOTE 6 - NOTES PAYABLE (CONTINUED)

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

The initial fair value of the embedded debt derivative of $52,318 was allocated as a debt discount up to the proceeds of the note ($30,000) with the remainder ($22,318) charged to operations as interest expense in September 30, 2011.

During the year ended September 30, 2012 and 2011, the Company amortized $14,250 and $15,750 to current period operations as interest expense, respectively.

During the year ended September 30, 2012, the Company issued an aggregate of 39,319 shares of its common stock in settlement of the notes payable.

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

The initial fair value of the embedded debt derivative of $440,372 was allocated as a debt discount up to the proceeds of the note ($250,000) with the remainder ($190,372) charged to operations as interest expense in September 30, 2011.

During the years ended September 30, 2012 and 2011, the Company amortized $186,821 and $63,179 to current period operations as interest expense, respectively.

During the year ended September 30, 2012, the Company issued an aggregate of 367,824 shares of its common stock in settlement of $112,000 of the notes payable.

The fair value of the described embedded derivative of $696,514 at September 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	482.68%
Risk free rate:	0.06%

NOTE 6 - NOTES PAYABLE (CONTINUED)

At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $262,242 for the year ended September 30, 2012

Note issued January 10, 2011

On January 10, 2011, the Company issued a Promissory Note for $127,000 in exchange for previously accrued services. The Note bears an interest rate of 7% per annum and matured on July 10, 2011.  Upon maturity of the note, since the Company has not pay the holder the principal and interest due, the holder has the right to convert all principal and interest into the Company's common stock at 75% of the average closing bid price of the Company's common stock during the five days preceding the date of maturity.  This is convertible into approximately 7.7 million shares (approx. 25,700 shares post reverse split of 1:300) of the Company’s common stock

The Company identified embedded derivatives related to the Convertible Promissory Note entered into in January 2011.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $133,073 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	411.17%
Risk free rate:	0.19%

The initial fair value of the embedded debt derivative of $133,073 was allocated as a debt discount up to the proceeds of the note ($127,000) with the remainder ($6,073) charged to operations as interest expense in September 30, 2011.

During the year ended September 30, 2011, the Company amortized $127,000 to current period operations as interest expense.

This note was assigned on November 28, 2011 (see below).

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

In conjunction with the issuance of the Convertible Promissory Notes, the Company issued an aggregate of 4,375,000 detachable warrants (14,583 post reverse stock split of 1:300) exercisable five years from the date of issuance with an initial exercise price of $0.04 per share ($12 per share post reverse stock split of 1:300).

NOTE 6 - NOTES PAYABLE (CONTINUED)

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

The initial fair values of the embedded debt derivative of $365,839 and warrants of $112,497 was allocated as a debt discount up to the proceeds of the note ($174,247) with the remainder ($304,089) charged to operations as interest expense in September 30, 2011.

During the years ended September 30, 2012 and 2011, the Company amortized $137,272 and $36,975 to current period operations as interest expense, respectively.

During the year ended September 30, 2012, the Company issued an aggregate of 88,265 shares of its common stock in settlement of $100,000 of the outstanding notes and related accrued interest

The fair value of the described embedded derivative of $336,418 at September 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	482.68%
Risk free rate:	0.06%

 At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $31,086 for the year ended September 30, 2012.

Note issued on July 20, 2011

On July 20, 2011, the Company issued a Promissory Note for $76,725 in exchange for previously accrued legal services.  The Note bears an interest rate of 5% per annum and matures on January 31, 2012.  Upon maturity of the note, since the Company has not pay the holder the principal and interest due, the holder has the right to convert all principal and interest into the Company's common stock at $0.04 per share ($12 per share post reverse split of 1:300).  This is convertible into approximately 1.9 million shares (approx. 6,333 shares post reverse split of 1:300) of the Company’s common stock.

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

NOTE 6 - NOTES PAYABLE (CONTINUED)

The initial fair value of the embedded debt derivative of $31,264 was allocated as a debt discount up to the proceeds of the note.

During the year ended September 30, 2012 and 2011, the Company amortized $19,720 and $11,544 to current period operations as interest expense, respectively.

During the year ended September 30, 2012, the Company paid $7,500 principal balance and issued a convertible note in settlement of the outstanding balance.

Notes issued during  in August and September  2011:

During the months of August and September 2011, the Company issued an aggregate of $60,000 Convertible Promissory Notes that matures one year from the date of issuance. These notes bear interest at a rate of 16% and will be convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of the lower of the lowest of a) conversion rate offered for any other future financial instrument or b) $0.02 per share ($6 per share post reverse split of 1:300).

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

In conjunction with the issuance of the Convertible Promissory Notes, the Company issued an aggregate of 3,000,000 detachable warrants (10,000 post reverse split of 1:300) exercisable five years from the date of issuance with an initial exercise price of $0.02 per share ($6 per share post reverse split of 1:300).

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

The initial fair values of the embedded debt derivative of $72,338 and warrants of $74,999 was allocated as a debt discount up to the proceeds of the note ($60,000) with the remainder ($87,337) charged to operations as interest expense in September 30, 2011.

During the year ended September 30, 2012 and 2011, the Company amortized $53,589 and $6,411 to current period operations as interest expense, respectively.

During the year ended September 30, 2012, the Company issued an aggregate of 10,000 shares of its common stock in settlement of the outstanding notes payable.

 Note issued October 7, 2011

On October 7, 2011, the Company issued a $53,000 Convertible Promissory Note that matures on July 11, 2012. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 55% of the lowest three trading days 10 days prior to notice of conversion.

NOTE 6 - NOTES PAYABLE (CONTINUED)

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

During the year ended September 30, 2012, the Company amortized $53,000 to current period operations as interest expense.

During the year ended September 30, 2012, the Company issued an aggregate of 231,838 shares of its common stock in settlement of the note payable and accrued interest;

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

During the year ended September 30, 2012, the Company amortized and wrote off (upon conversion) a total of $127,000 to current period operations as interest expense, respectively.

During the year ended September 30, 2012, the Company issued an aggregate of 195,229 shares of common stock in settlement the convertible note and related interest.

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

NOTE 6 - NOTES PAYABLE (CONTINUED)

Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	398.61%
Risk free rate:	0.14%

The initial fair value of the embedded debt derivative of $43,572 was allocated as a debt discount up to the proceeds of the note ($19,005) with the remainder ($24,567) charged to current period operations as interest expense.

During the year ended September 30, 2012, the Company amortized and wrote off (upon conversion) $19,005 to current period operations as interest expense.

During the year ended September 30, 2012, the Company issued an aggregate of 28,796 shares of common stock in full settlement of the convertible note and related interest.

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

During the year ended September 30, 2012, the Company amortized and wrote off (upon conversion) $37,500 to current period operations as interest expense.

During the year ended September 30, 2012, the Company issued an aggregate of 2,553,686 shares of common stock in full settlement of the $25,150 of the convertible note.

The fair value of the described embedded derivative of $34,052 at September 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	482.68%
Risk free rate:	0.06%

At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $42,872 for the year ended September 30, 2012.

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

NOTE 6 - NOTES PAYABLE (CONTINUED)

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

During the year ended September 30, 2012, the Company amortized and wrote off (upon conversion) $10,887 to current period operations as interest expense.

During the year ended September 30, 2012, the Company issued an aggregate of 18,145 shares of common stock in full settlement of the convertible note and related interest.

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

During the year ended September 30, 2012, the Company amortized and wrote off (upon conversion) $8,998 to current period operations as interest expense.

During the year ended September 30, 2012, the Company issued an aggregate of 10,000 shares of common stock in full settlement of the convertible note and related interest.

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

NOTE 6 - NOTES PAYABLE (CONTINUED)

The initial fair value of the embedded debt derivative of $36,112 was allocated as a debt discount up to the proceeds of the note ($11,212) with the remainder ($24,900) charged to current period operations as interest expense.

During the year ended September 30, 2012, the Company amortized and wrote off (upon conversion) $11,212 to current period operations as interest expense.

During the year ended September 30, 2012, the Company issued an aggregate of 12,667 shares of common stock in full settlement of the convertible note and related interest.

Note issued February 1, 2012

On February 1, 2012, the Company issued a $47,500 Convertible Promissory Note that matures on November 2, 2012. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 51% (subsequently amended to 36%) of the lowest three trading days 10 days prior to notice of conversion.

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

The initial fair value of the embedded debt derivative of $121,282 was allocated as a debt discount up to the proceeds of the note ($47,500) with the remainder ($73,782) charged to current period operations as interest expense.

During the year ended September 30, 2012, the Company amortized $31,816 to current period operations as interest expense.

The fair value of the described embedded derivative of $206,756 at September 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	482.68%
Risk free rate:	0.06%

At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $90,049 for the year ended September 30, 2012.

In connection with the modification of the debt as described above, the Company recognized a loss of $40,908 for the year ended September 30, 2012.

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

NOTE 6 - NOTES PAYABLE (CONTINUED)

Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	350.18%
Risk free rate:	0.31%

The initial fair value of the embedded debt derivative of $50,783 was allocated as a debt discount up to the proceeds of the note ($20,000) with the remainder ($30,783) charged to current period operations as interest expense.

During the year ended September 30, 2012, the Company amortized and wrote off (upon conversion) $20,000 to current period operations as interest expense.

During the year ended September 30, 2012, the Company issued an aggregate of 22,333 shares of common stock in full settlement of the convertible note and related interest.

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

During the year ended September 30, 2012, the Company amortized and wrote off (upon conversion) $52,677 to current period operations as interest expense.

During the year ended September 30, 2012, the Company issued an aggregate of 44,649 shares of common stock in full settlement of the convertible note and related interest.

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

NOTE 6 - NOTES PAYABLE (CONTINUED)

Dividend yield:	-0-%
Volatility	325.00%
Risk free rate:	0.18%

The initial fair value of the embedded debt derivative of $72,072 was allocated as a debt discount up to the proceeds of the note ($50,000) with the remainder ($22,072) charged to current period operations as interest expense.

During the year ended September 30, 2012, the Company amortized $31,233 to current period operations as interest expense.

The fair value of the described embedded derivative of $160,526 at September 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	482.68%
Risk free rate:	0.10%

At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $88,454 for the year ended September 30, 2012.

Note issued February 21, 2012

On February 21, 2012, the Company issued a $64,398 Convertible Promissory Note that matures on February 20, 2013. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 52% of the lowest trading day 10 days prior to notice of conversion.

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

During the year ended September 30, 2012, the Company amortized and wrote off (upon conversion)  $64,398 to current period operations as interest expense.

During the year ended September 30, 2012, the Company issued an aggregate of 113,667 shares of common stock in full settlement of the convertible note and related interest.

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

NOTE 6 - NOTES PAYABLE (CONTINUED)

Dividend yield:	-0-%
Volatility	318.85%
Risk free rate:	0.17%

The initial fair value of the embedded debt derivative of $204,223 was allocated as a debt discount up to the proceeds of the note ($102,500) with the remainder ($101,723) charged to current period operations as interest expense.

During the year ended September 30, 2012, the Company amortized or wrote off (upon conversion) $84,527 to current period operations as interest expense.

During the year ended September 30, 2012, the Company issued an aggregate of 3,400,000 shares of common stock in settlement of $9,884 of the convertible note.

The fair value of the described embedded derivative of $291,655 at September 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	482.68%
Risk free rate:	0.10%

At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $87,432 for the year ended September 30, 2012.

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

During the year ended September 30, 2012, the Company amortized and wrote off (upon conversion) $16,615 to current period operations as interest expense.

During the year ended September 30, 2012, the Company issued an aggregate of 56,667 shares of common stock in full settlement of the convertible note and related interest.

Note issued April 25, 2012

On April 25, 2012, the Company issued a $45,000 Convertible Promissory Note that matures on January 30, 2013. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 51% of the lowest three trading days 10 days prior to notice of conversion.

NOTE 6 - NOTES PAYABLE (CONTINUED)

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

During the year ended September 30, 2012, the Company amortized $25,393 to current period operations as interest expense.

The fair value of the described embedded derivative of $150,879 at September 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	482.68%
Risk free rate:	0.10%

At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $66,081 for the year ended September 30, 2012.

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

During the year ended September 30, 2012, the Company amortized $47,860 to current period operations as interest expense.

The fair value of the described embedded derivative of $443,576 at September 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	482.68%
Risk free rate:	0.10%

At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $252,828 for the year ended September 30, 2012.

NOTE 6 - NOTES PAYABLE (CONTINUED)

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

During the year ended September 30, 2012, the Company amortized $47,860 to current period operations as interest expense.

The fair value of the described embedded derivative of $443,576 at September 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	482.68%
Risk free rate:	0.10%

At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $268,638 for the year ended September 30, 2012.

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

During the year ended September 30, 2012, the Company amortized $24,478 to current period operations as interest expense.

During the year ended September 30, 2012, the Company issued an aggregate of 431,351 shares of common stock in settlement of the outstanding note payable.

NOTE 6 - NOTES PAYABLE (CONTINUED)

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

During the year ended September 30, 2012, the Company amortized $54,097 to current period operations as interest expense.

The fair value of the described embedded derivative of $526,349 at September 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	482.68%
Risk free rate:	0.10%

At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $304,196 for the year ended September 30, 2012.

Note issued July 30, 2012

On July 30, 2012, the Company issued a $50,000 Convertible Promissory Note that matures on March 31, 2013. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 50% of the average of the two lowest bid prices 5 trading days prior to notice of conversion. The note includes a redemption premium up to 120% of the face of the note for early payoff.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on July 30, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $187,051 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	363.95%
Risk free rate:	0.15%

The initial fair value of the embedded debt derivative of $187,051 was allocated as a debt discount up to the proceeds of the note ($50,000) with the remainder ($137,051) charged to current period operations as interest expense.

During the year ended September 30, 2012, the Company amortized $12,500 to current period operations as interest expense.

NOTE 6 - NOTES PAYABLE (CONTINUED)

The fair value of the described embedded derivative of $165,015 at September 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	482.68%
Risk free rate:	0.14%

At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $22,036 for the year ended September 30, 2012.

Note issued August 2, 2012

On August 2, 2012, the Company issued a $20,000 Convertible Promissory Note that matures on May 6, 2013. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 36% of the average three lowest trading prices 10 trading days prior to notice of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on August 2, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $78,599 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	366.04%
Risk free rate:	0.14%

The initial fair value of the embedded debt derivative of $78,599 was allocated as a debt discount up to the proceeds of the note ($20,000) with the remainder ($58,599) charged to current period operations as interest expense.

During the year ended September 30, 2012, the Company amortized $4,260 to current period operations as interest expense.

The fair value of the described embedded derivative of $100,557 at September 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	482.68%
Risk free rate:	0.14%

At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $21,958 for the year ended September 30, 2012.

Notes issued September 12, 2012

On September 12, 2012, the Company issued an aggregate of $45,000 Convertible Promissory Notes that matures on March 31, 2013. The note bears interest at a rate of 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 50% of the lowest bid price 10 trading days prior to notice of conversion for $10,000 and lower of $0.01 or 50% of the lowest bid price 15 trading days prior to notice of conversion for $35,000. The note includes a redemption premium up to 120% of the face of the note for early payoff.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into on September 12, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Notes, the Company determined a fair value of $63,040 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	472.85%
Risk free rate:	0.13%

NOTE 6 - NOTES PAYABLE (CONTINUED)

The initial fair value of the embedded debt derivative of $63,040 was allocated as a debt discount up to the proceeds of the note ($45,000) with the remainder ($18,040) charged to current period operations as interest expense.

During the year ended September 30, 2012, the Company amortized $4,050 to current period operations as interest expense.

The fair value of the described embedded derivative of $260,837 at September 30, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	482.68%
Risk free rate:	0.14%

At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $197,797 for the year ended September 30, 2012.

Note issued September 30, 2012

On September 30, 2012, the Company issued a $40,775 Convertible Promissory Note that matures on December 31, 2012 for services rendered. The note bears interest at a rate of 6% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 50% of the lowest bid price 5 trading days prior to notice of conversion. The note includes a redemption premium up to 120% of the face of the note for early payoff.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on September 30, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception (and at September 30, 2012) of the Convertible Promissory Note, the Company determined a fair value of $225,371 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	482.68%
Risk free rate:	0.10%

The initial fair value of the embedded debt derivative of $225,371 was allocated as a debt discount up to the proceeds of the note ($40,775) with the remainder ($184,596) charged to current period operations as interest expense.

During the year ended September 30, 2012, the Company amortized $nil to current period operations as interest expense.

MARKETING WORLDWIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 7 - WARRANTY LIABILITY

The Company provides for estimated costs to fulfill customer warranty obligations upon recognition of the related revenue in accordance with Accounting Standards Codification subtopic 460-10, Guarantees (“ASC 460-10”) as a charge in the current period cost of goods sold. The range for the warranty coverage for the Company's products is up to 18 to 36 months. The Company estimates the anticipated future costs of repairs under such warranties based on historical experience and any known specific product information. These estimates are reevaluated periodically by management and based on current information, are adjusted accordingly. The Company's determination of the warranty obligation is based on estimates and as such, actual product failure rates may differ significantly from previous expectations.  The warranty reconciliation as of September 30, 2012 and 2011 is as follows:

	2012	2011
Warranty liability, beginning of year	$75,000	$95,000
Expense for the year	10,781	20,000
Amount incurred	(10,781)	(40,000)
Warranty liability, end of year	$75,000	$75,000

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at September 30, 2012 and 2011:

	2012	2011
Preferred dividends payable	$386,493	$315,000
Consulting fees	394,779	69,500
Interest	7,364	225,530
Payroll and other	309,253	159,428
Total	$1,097,889	$769,458

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

The fair value of the warrant liability of $809,967 as of September 30, 2012 was determined using the Binomial Lattice formula assuming no dividends, a risk-free interest rate of 0.31%, expected volatility of 482.68%, and expected remaining warrant life of 3.75 to 3.99 years.

The Company adjusted the recorded fair values of the warrants to market from September 30, 2011 resulting in a non-cash, non-operating loss of $482,115 for the year ended September 30, 2012.

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

NOTE 10 - CAPITAL STOCK (CONTINUED)

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

On July 9, 2012, the Company affected a three hundred-to-one (300 to 1) reverse stock split of its issued and outstanding shares of common stock, $0.00001 par value (whereby every three hundred shares of Company’s common stock will be exchanged for one share of the Company's common stock). All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split.

Series A Preferred stock

As of September 30, 2012 and 2011, the Company had nil and 3,500,000 shares issued and outstanding, respectively.

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

NOTE 10 - CAPITAL STOCK (CONTINUED)

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

ASC 815 was implemented in the first quarter of Fiscal 2010 and is reported as the cumulative effect of a change in accounting principles. At October 1, 2009, the cumulative effect on the embedded conversion feature was recorded as decrease in accumulated deficit of $1,971,115. During the year ended September 30, 2012, the Company converted/settled all the Series A Preferred Stock. As of the date of the conversion /settlement, derivative liability associated with the embedded conversion features of the Series A Preferred stock was revalued, the gain in the derivative liability of $141,740 for the year ended September 30, 2012 is included as a decrease of a loss on change of fair value of derivative liabilities in the Company’s consolidated statement of operations

Series B Preferred stock

As of September 30, 2012 and 2011, the Company had nil and 1,192,308 shares of Series B Convertible Preferred stock issued and outstanding, respectively.

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

As of September 30, 2012 and 2011, the Company has nil and 100 shares of Series C Preferred stock issued and outstanding, respectively.

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

NOTE 10 - CAPITAL STOCK (CONTINUED)

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

NOTE 10 - CAPITAL STOCK (CONTINUED)

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

During the year ended September 30, 2012, the Company issued an aggregate of 15,859,403 shares of its common stock in exchange for 810.5 shares of Series E 6% Convertible Preferred stock.

At September 30, 2012, the fair value of the described embedded derivative of $6,620,806 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	482.68%
Risk free rate:	0.17%

At September 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $4,525,405 for the year ended September 30, 2012.

Common stock

On October 25, 2010, the Company issued 2,000,000 shares (6,667 shares post reverse stock split of 1:300) of common stock in exchange for services valued at $40,000.  These shares were valued at $0.02 per share ($6 per share post reverse stock split of 1:300), which was the trading price on October 25, 2010.

On January 11, 2011, the Company issued an aggregate of 554,108 shares (1,847 shares post reverse stock split of 1:300) of common stock in exchange for services valued at $25,914.  The shares were valued at the $0.04 per share ($12 per share post reverse stock split of 1:300), which was the trading price as of January 11, 2011.

On January 11, 2011, the Company issued 5,137,500 shares (17,125 shares post reverse stock split of 1:300) of common stock in exchange for accumulated Series A preferred stock dividend of $472,500.  The shares were valued at the underlying terms of the Series A preferred stock.

On January 17, 2011, the Company issued 375,000 shares (1,250 shares post reverse stock split of 1:300) of common stock in exchange for services valued at $7,500.  These shares were valued at $0.02 per share ($6 per share post reverse stock split of 1:300), which was the trading price on January 17, 2011

On February 1, 2011, the Company issued 800,000 shares (2,667 shares post reverse stock split of 1:300) of common stock in exchange for accrued compensation valued at $16,000.  These shares were valued at $0.02 per share ($6 per share post reverse stock split of 1:300), which was the trading price on February 1, 2011.

On February 12, 2011, the Company issued 4,150,000 shares (13,833 shares post reverse stock split of 1:300) of common stock in exchange for previously incurred debt of $49,566.  These shares were valued at $0.02 per share ($6 per share post reverse stock split of 1:300), which was the trading price on February 12, 2011.  The Company recorded a $33,434 loss on settlement of debt at the date of issuance.

On February 22, 2011, the Company issued 600,000 shares (2,000 shares post reverse stock split of 1:300) of common stock in exchange for services valued at $9,600.  These shares were valued at $0.02 per share ($6 per share post reverse stock split of 1:300), which was the trading price on February 22, 2011

On February 23, 2011, the Company issued 375,000 shares (1,250 shares post reverse stock split of 1:300) of common stock in exchange for services valued at $7,500.  These shares were valued at $0.019 per share ($5.7 per share post reverse stock split of 1:300), which was the trading price on February 23, 2011.

NOTE 10 - CAPITAL STOCK (CONTINUED)

On March 24, 2011, the Company issued 2,540,787 shares (8,469 shares post reverse stock split of 1:300) of common stock in exchange for previously incurred debt of $25,840.  These shares were valued at $0.02 per share ($6 per share post reverse stock split of 1:300), which was the trading price on March 24, 2011.  The Company recorded a $24,976 loss on settlement of debt at the date of issuance.

On April 27, 2011, the Company issued an aggregate of 3,621,362 shares (12,071 shares post reverse stock split of 1:300) of common stock in exchange for services valued at $108,641.  These shares were valued at $0.03 per share ($9 per share post reverse stock split of 1:300), which was the trading price on April 27, 2011.

On May 17, 2011, the Company issued 2,902,657 shares (9,676 shares post reverse stock split of 1:300) of common stock in exchange for services valued at $58,053.  These shares were valued at $0.02 per share ($6 per share post reverse stock split of 1:300), which was the trading price on May 17, 2011

On May 25, 2011, the Company issued 378,143 shares (1,260 shares post reverse stock split of 1:300) of common stock in exchange for a convertible note and related accrued interest of $26,470.  These shares were valued at $0.07 per share ($21 per share post reverse stock split of 1:300), which was the effective conversion rate of the underlying note.

On August 1, 2011, the Company issued 100,000 shares (333 shares post reverse stock split of 1:300) of common stock in exchange for services valued at $1,000.  These shares were valued at $0.01 per share ($3 per share post reverse stock split of 1:300), which is the trading price on August 1, 2011.

On August 22, 2011, the Company issued 2,646,666 shares (8,822 shares post reverse stock split of 1:300) of common stock in exchange for a convertible note and related accrued interest of $33,692.  These shares were valued at $0.013 per share ($3.9 per share post reverse stock split of 1:300), which was the trading price on August 22, 2011.

On August 26, 2011, the Company issued 833,333 shares (2,778 shares post reverse stock split of 1:300) of common stock in exchange for a convertible note and related accrued interest of $8,000.  These shares were valued at $0.017 per share ($5.1 per share post reverse stock split of 1:300), which was the trading price on August 26, 2011.

On September 7, 2011, the Company issued 1,964,286 shares (6,548 shares post reverse stock split of 1:300) of common stock in exchange for a convertible note and related accrued interest of $11,000.  These shares were valued at $0.0108 per share ($3.24 per share post reverse stock split of 1:300), which was the trading price on September 7, 2011.

On September 12, 2011, the Company issued 2,500,000 shares (8,333 shares post reverse stock split of 1:300) of common stock in exchange for a convertible note and related accrued interest of $14,000.  These shares were valued at $0.0122 per share ($3.66 per share post reverse stock split of 1:300), which was the trading price on September 12, 2011.

On September 14, 2011, the Company issued 2,000,000 shares (6,667 shares post reverse stock split of 1:300) of common stock in exchange for a convertible note and related accrued interest of $11,200.  These shares were valued at $0.011 per share ($3.3 per share post reverse stock split of 1:300), which was the trading price on September 14, 2011.

On September 15, 2011, the Company issued 1,428,571 shares (4,762 shares post reverse stock split of 1:300) of common stock in exchange for a convertible note and related accrued interest of $8,000.  These shares were valued at $0.01136 per share ($3.41 per share post reverse stock split of 1:300), which was the trading price on September 15, 2011.

On September 15, 2011, the Company issued 1,821,429 shares (6,071 shares post reverse stock split of 1:300) of common stock in exchange for services valued at $25,500.  These shares were valued at $0.014 per share ($4.2 per share post reverse stock split of 1:300), which is the trading price on September 15, 2011.

On September 19, 2011, the Company issued 2,627,537 shares (8,758 shares post reverse stock split of 1:300) of common stock in exchange for a convertible note and related accrued interest of $19,496.  These shares were valued at $0.0106 per share ($3.18 per share post reverse stock split of 1:300), which was the trading price on September 19, 2011.

On September 21, 2011, the Company issued 2,628,349 shares (8,761 shares post reverse stock split of 1:300) of common stock in exchange for a convertible note and related accrued interest of $22,709.  These shares were valued at $0.01234 per share ($3.7 per share post reverse stock split of 1:300), which was the trading price on September 21, 2011.

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

NOTE 10 - CAPITAL STOCK (CONTINUED)

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

On November 18, 2011, the Company received 2,000 shares of common stock previously issued for services valued at $120,000.  These returned shares were canceled and returned to authorized and were valued at $60.00 per share, which was the trading price at initial issuance on February 17, 2010.

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

NOTE 10 - CAPITAL STOCK (CONTINUED)

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

NOTE 10 - CAPITAL STOCK (CONTINUED)

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

NOTE 10 - CAPITAL STOCK (CONTINUED)

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

On July 1, 2012, the Company issued 279,167 shares of common stock in exchange for 83.75 shares of Series E 6% Convertible Preferred stock.  These shares were valued at $0.09 - $0.12 per share, which was the trading price on July 1, 2012.

On July 2, 2012, the Company issued 77,778 shares of common stock in exchange for a convertible note and related accrued interest of $2,800.  These shares were valued at $0.09 per share, which was the trading price on July 2, 2012.

On July 9, 2012, the Company issued 76,667 shares of common stock in exchange for a convertible note and related accrued interest of 2,300.  These shares were valued at $0.09 per share, which was the trading price on July 9, 2012.

On July 18, 2012, the Company issued 141,026 shares of common stock in exchange for a convertible note and related accrued interest of $550.  These shares were valued at $0.011 per share, which was the trading price on July 18, 2012.

On July 23, 2012, the Company issued 129,167 shares of common stock for reset provisions relating to the conversion of the Series E 6% Convertible Preferred Stock.  These shares were valued at $0.03 per share, which was the trading price on July 23, 2012.

On July 23, 2012, the Company issued 113,334 shares of common stock in exchange for 17 shares of Series E 6% Convertible Preferred stock.  These shares were valued at $0.01 per share, which was the trading price on July 23, 2012

On July 25, 2012, the Company issued 157,273 shares of common stock in exchange for 8.65 shares of Series E 6% Convertible Preferred stock.  These shares were valued at $0.0399 per share, which was the trading price on July 25, 2012

On July 26, 2012, the Company issued 142,857 shares of common stock in exchange for a convertible note and related accrued interest of $800.  These shares were valued at $0.011 per share, which was the trading price on July 26, 2012.

On August 1, 2012, the Company issued 150,000 shares of common stock in exchange for a convertible note and related accrued interest of $1,000.  These shares were valued at $0.015 per share, which was the trading price on August 1, 2012.

On August 3, 2012, the Company issued 120,000 shares of common stock in exchange for 9 shares of Series E 6% Convertible Preferred stock.  These shares were valued at $0.0131 per share, which was the trading price on August 3, 2012.

On August 7, 2012, the Company issued 319,000 shares of common stock in exchange for 15.95 shares of Series E 6% Convertible Preferred stock.  These shares were valued at $0.015 per share, which was the trading price on August 7, 2012.

On August 20, 2012, the Company issued 640,000 shares of common stock in exchange for 12.15 shares of Series E 6% Convertible Preferred stock.  These shares were valued at $0.074 per share, which was the trading price on August 20, 2012.

On August 21, 2012, the Company issued 206,897 shares of common stock in exchange for a convertible note and related accrued interest of $600.  These shares were valued at $0.02 per share, which was the trading price on August 21, 2012.

On August 27, 2012, the Company issued 411,765 shares of common stock in exchange for 10.5 shares of Series E 6% Convertible Preferred stock.  These shares were valued at $0.0063 per share, which was the trading price on August 27, 2012.

On September 4, 2012, the Company issued 3,606,897 shares of common stock in exchange for a convertible notes and related accrued interest of $10,484.  These shares were valued at $0.015 per share, which was the trading price on September 4, 2012.

On September 7, 2012, the Company issued 28,770,000 shares of common stock in exchange for services rendered. These shares were valued at $0.006 per share, which was the trading price on September 7, 2012.

NOTE 10 - CAPITAL STOCK (CONTINUED)

On September 11, 2012, the Company issued 10,152,727 shares of common stock in exchange for 294.0 shares of Series E 6% Convertible Preferred stock.  These shares were valued at $0.0055 per share, which was the trading price on September 11, 2012.

On September 13, 2012, the Company issued 10,000 shares of common stock in exchange for services rendered. These shares were valued at $0.006 per share, which was the trading price on September 13, 2012.

On September 18, 2012, the Company issued 1,551,724 shares of common stock in exchange for a convertible notes and related accrued interest of $4,500.  These shares were valued at $0.0063 per share, which was the trading price on September 18, 2012.

On September 21, 2012, the Company issued 3,200,000 shares of common stock for reset provisions relating to the conversion of the Series E 6% Convertible Preferred Stock.  These shares were valued at $0.0018 per share, which was the trading price on September 21, 2012.

As of September 30, 2012 and 2011, the Company has 52,796,407 and 238,316 shares of common stock issued and outstanding, respectively.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company as of September 30, 2012:

		Options Outstanding	Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable
$5.10	7,333	8.65	$5.10	5,500
$90.00	1,633	4.90	$90.00	1,633
$20.57	8,966	7.97	$24.54	7,133

The fair value of all employee options vesting charged to operations in the year ended September 30, 2012 and 2011 was $22,000 and $11,648, respectively.

Transactions involving options issued to employees are summarized as follows:

	Weighted Average	Weighted Average Exercise
	Number of Options	Price per Share
Outstanding, September 30, 2010	1,967	$90.00
Granted	7,333	5.10
Exercised	-	-
Canceled or expired	(334)	(90.00)
Outstanding, September 30, 2010	8,966	20.55
Granted	-	-
Exercised	-	-
Canceled or expired	-)	-)
Outstanding, September 30, 2011	8,966	$20.57

NOTE 11 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

The following table summarizes the warrants outstanding as of September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average Remaining	Weighted Average	Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$6.00	10,000	3.93	$6.00	10,000	$6.00
$12.00	6,250	3.78	$12.00	6,250	$12.00
$8.31	16,250	3.88	$8.31	16,250	$8.31

Transactions involving warrants are summarized as follows:

	Weighted Average Number of Shares	Price per Share
Outstanding, September 30, 2010	333	$90.00
Issued	41,250	6.90
Exercised	(16,667)	3.00
Canceled or expired	(333)	(90.00)
Outstanding, September 30, 2011	24,583	9.00
Issued	-	-
Exercised	-	-
Canceled or expired	(8,333)	(12.00)
Outstanding, September 30, 2012	16,250	$8.31

During the year ended September 30, 2011, the Company issued 16,667 warrants in connection for services rendered exercisable to July 31, 2011 at $0.01 per share. The Company issued an aggregate of 15,747 shares in connection with the cashless exercise of the warrant.

In connection with the issuance of promissory notes, the Company issued an aggregate of 16,250 warrants (net of cancelations of 8,333) exercisable five years from the date of issuance at $6.00 to $12.00 per share with certain reset provisions. The fair value of the warrants were determined at the date of issuance and adjusted to fair value to current period operations at September 30, 2012 with the offset to warrant liability using the binomial lattice model.

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

NOTE 12 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES (CONTINUED)

Included in the Company's consolidated balance sheets at September 30, 2012 and 2011 are the following net assets of JCMD:

	2012	2011
ASSETS (JCMD)
Accounts receivable, prepaid expenses and other current assets	$193,433	$193,433
Total current assets	193,433	193,433
Total assets	193,433	193,433

LIABILITIES:
Current portion of long term debt	$489,755	$489,755
Accounts payable and accrued liabilities	232,127	190,498
Total current liabilities	712,882	680,253
Total deficit	(528,499)	(486,820)
Total liabilities and deficit	$193,433	$193,433

Consolidated results of operations include the following:

	2012	2011
Revenues	$-	$34,000
Interest, net	41,629	30,572
Total costs and expenses	41,629	30,572
Total costs an expenses
Operating income (loss) -Real estate	$(41,629)	$3,428

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

NOTE 13- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2012:

		Fair Value Measurements at September 30, 2012 using:
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$10,649,266	-	-	$10,649,266
Warrant liabilities	$809,967	-	-	$809,967

The debt derivative  and warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2012:

	Debt Derivative Liability	Warrant Liability
Balance, October 1, 2010	$1,186,670	$-
Initial fair value of debt derivatives at note issuances	1,484,806	-
Initial fair value of warrant liability	-	187,496
Mark-to market at September 30, 2011:
-Embedded debt derivatives	(367,912	-
-Reset provisions relating to Series A preferred stock	(1,044,930)	-
-Reset provisions related to warrants	-	239,770
Balance, September 30, 2011	1,258,634	427,266
Transfers to (from) liabilities due to conversions	(1,089,216)	(99,414)
Transfers to liabilities due to debt modifications	40,908	-
Initial fair value of debt derivatives at note and preferred stock issuances	4,445,706	-
Mark-to-market at September 30, 2012
-Embedded debt derivatives	1,609,569	-
-Reset provisions relating to Series A preferred stock	(141,740)	-
-Reset provisions relating to Series E preferred stock	4,525,405	-
-Reset provisions relating to warrants	-	482,115
Balance, September 30, 2012	$10,649,266	$809,967

Net gain (loss) for the period included in earnings relating to the liabilities held at September 30, 2012	$(5,993,234)	$(482,115)

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

NOTE 14– DISCONTINUED OPERATIONS (CONTINUED)

The assets and liabilities of the discontinued operations as of September 30, 2012 and 2011 were as follows:

Assets:

	2012	2011
Cash	$-	$-
Accounts receivable	-	-
Inventories	-	-
Prepaid expenses and other assets	-	-
Total current assets	$-	$-
Other assets of discontinued operations	-	-
Assets of discontinued operations	$-	$-
Liabilities:
Accounts payable	-	492,006
Line of credit	-	-
Liabilities of discontinued operations	$-	$492,006

During the year ended September 30, 2012, the Company determined it no longer was obligated to the outstanding debt of the foreign subsidiary through German Court proceedings, therefore recognized a gain of $492,006 in liquidation of international subsidiary.

NOTE 15 - PROVISION FOR INCOME TAXES

The Company files income tax returns for Marketing Worldwide Corporation and its domestic subsidiaries (MWW Automotive, LLC and Colortek, Inc.) with the Internal Revenue Service and with various state jurisdictions, most notable Michigan. As of September 30, 2012, the tax returns for tax years 2008 – current remain open to examination by the Internal Revenue Service and various state authorities.

Components of deferred tax assets as of September 30, 2012 and 2011	2012	2011
Net operating loss carryforward	$4,431,000	$3,698,000
Inventory reserve, expense for books, not on tax return	56,000	107,000
Warranty reserve, expense for books, not on tax return	30,000	38,000
Book-tax difference in Fixed Asset Depreciation	5,500	58,000
Sub total	4,522,500	3,901,000
Valuation allowance	(4,522,500)	(3,901,000)

Net tax benefit	$0	$0

As of September 30, 2012, the Company had approximately $11,080,000 of federal and state net operating losses (“NOL”) available for income tax purposes that may be carried forward to offset future taxable income, if any. The federal carryforwards expire beginning in 2025.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	As of September 30,
	2012	2011
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State statutory rate	(6.0)%	(6.0)%
Change in valuation allowance	42.0%	42.0%
Valuation of imbedded derivative	-%	-%
Impairment on sale of building	-%	-%
Other permanent items	(2.0)%	(2.0)%
Effective income tax rate	0%	0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.

NOTE 15 - PROVISION FOR INCOME TAXES (CONTINUED)

A full valuation allowance is being maintained resulting in a net deferred tax asset of zero until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves.  Should the Company become profitable in future periods with supportable trends; the valuation allowance will be reduced accordingly.

NOTE 16- ECONOMIC DEPENDENCY

During the years ended September 30, 2011 and 2010, revenues were derived from the following customers:

	Revenue		Accounts Receivable
	2012	2011	2012	2011
Customer A	76.4%	36.6%	12.88%	69.24%
Customer B	12.8%	32.7%	16.07%	13.03%
Customer C	5.1%	20.4%	3.15%	8.49%
Customer D	2.5%	5.5%	11.07%	5.75%

Total	96.8%	95.2%	43.17%	96.51%

During the years ended September 30, 2012 and 2011, purchases were made from the following suppliers:

	Purchases		Accounts Payable
	2012	2011	2012	2011
Supplier 1	51.19%	21.75%	4.02%	1.24%
Supplier 2	15.81%	15.99%	0.17%	5.37%
Supplier 3	14.41%	13.27%	0.42%	0.32%
Supplier 4	10.40%	10.28%	0.44%	0.18%
Supplier 5	94.7%	10.26%	0.43%	0.49%

Total	90.6%	71.54%	5.48%	7.60%

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

The company currently has the following:

James Marvin/Michigan Department of Wage and Hour

Marvin, a former director and shareholder of MWW brought a wage and hour claim against MWW alleging failure to pay wages and benefits. On March 2, 2011, an ALJ found in favor of Marvin in the amount of $81,730. An appeal by MWW was dismissed.

On September 24, 2012, the State of Michigan brought an action against MWW to collect the amount due to Marvin. MWW has filed a third party complaint against Marvin alleging breach of employment agreement, breach of fiduciary duty and tortious interference with business relations.

NOTE 17 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

MWW and the State of Michigan have entered into a consent judgment for the wage and hour amount. The State has agreed to hold the judgment in abeyance until the completion of the third party complaint and any amounts found due to MWW from Marvin will be deducted from the consent judgment. The matter against Marvin will be vigorously contested, as Marvin abused his position with MWW and financially devastated the company. MWW counsel feels MWW will either be awarded or settle for an amount equal to or greater than the amount due to Marvin.

MWW’s subsidiary Colortek owns property and a building in Baroda, Michigan. Edgewater Bank holds the mortgage. Colortek fell behind on payments. Edgewater foreclosed on the property by Sheriff’s sale on October 25, 2012. Edgewater purchased the property at the Sheriff’s sale. The purchase price left a deficiency of $167,000, which was accrued as of September 30, 2012. The mortgage was secured not only by the property, but by a UCC security interest filing on Colortek equipment and a personal guaranty from MWW. Edgewater initiated a lawsuit against MWW and Colortek for the deficiency. The original owners of Colortek had also signed a personal guaranty for the mortgage. Their guaranty was not discharged when MWW became a guarantor. MWW brought a third party complaint against them on the guaranty.

Edgewater and MWW principals and their attorneys have a settlement meeting scheduled for January 14, 2013 to pursue a settlement on both the deficiency and redeeming the property prior to the redemption period running. Because Edgewater agreed to the settlement meeting and did not simply file a Motion for Summary Disposition to get a judgment, the Company believes settlement is probable. Both parties would suffer greatly otherwise as Edgewater would have property and equipment it cannot use or sell and Colortek, and thus MWW would be out of business, making the deficiency uncollectable as well. A well thought out settlement will get Edgewater paid and keep Colortek and MWW solvent .

MWW's subsidiary, Colortek, owed money for services and product to Merlyn Engineering. Merlyn initiated a lawsuit to collect $12,000. Settlement was entered into in October, 2012. Payment is due and was to be paid before 12-31-2012.

MWW's subsidiary Colortek filed with the Michigan Tax Tribunal to have the 2011 property tax assessment lowered by Baroda Township. The matter was lost in both the Tribunal and at MWW. After working with the Township and Tribunal, on December 4, 2012 the Tribunal agreed to enter a Stipulated Order reducing the property assessment for 2011 and 2012 by approximately $150,000 for each year.

In March, 2012, Colortek received a letter from the attorney for Reliable Analysis demanding payment of an overdue account in the amount of $21,711. The attorney was instructed direct all future correspondence to MWW's legal counsel. No further request has been received.

WLC brought a lawsuit against MWW to collect past due amounts for services. A consent judgment with installment payment terms. The amount should be paid off in January 2014.

NOTE 18 – SUBSEQUENT EVENTS

There were 200,264,188 common shares issued for note conversions and 163,096,802 common shares for Series E conversions and for services rendered 54,509,616 common shares after September 30, 2012.

The Company issued $179,500 of Notes Payable.

The Company is in default with note holder due as of November 22, 2012. Default interest rate of 22% now applies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There are no changes and/or disagreements with RBSM LLP, the company’s current independent registered accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2012, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, Chief Executive Officer and Chief Financial Officer has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the fiscal year ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Michael Winzkowski, age 61 is the sole director of MWW. At present, MWW's directors serve without compensation for acting as directors and do not receive any special compensation for committee participation or special assignments.

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

In August 1997, Mr. Winzkowski (age 61) became Director of the Inalfa Industries Global Aftermarket Operations, CEO of North America and a member of the Board of Directors. In September 2000, Mr. Winzkowski left his position with Inalfa to serve as the President of Marketing Worldwide. Mr. Winzkowski has served as Chief Executive Officer, President, Secretary and Director of MWW Corporation since October 2003. Mr. Winzkowski holds a degree in chemical Bio-Engineering and in addition studied Business, Marketing and Accounting Administration. He is an accomplished commercial pilot with close to 10,000 Hrs. of flight experience, holding European and US Commercial, Air Transport Pilot and Instrument pilot certificates and a variety of Turboprop and Business Jet type ratings along with his single and multi-engine ratings. Mr. Winzkowski is a member and manager of JCMD Properties LLC. MWW moved into a new facility in Howell, Michigan as its principal business location, which was built to suit MWW's requirements by JCMD Properties LLC under a long term lease agreement. (See Certain Relationships and Related Transactions). JCMD LLC was formed in the state of Michigan on December 31, 2003 as a property development and management company.

DIRECTORS, EXECUTIVE OFFICERS

Mr. Winzkowski has been employed by the company since its inception and is currently Chairman of the Board, President and sole board member of the company.

On July 20, 2010, Marketing Worldwide Corporation appointed Charles Pinkerton as the Company’s Chief Executive Officer.  Mr. Pinkerton is 59 years old and has over 35 years’ experience working with Fortune 500 Corporations within the automotive, petroleum, retail and construction arenas. Within these companies, Mr. Pinkerton has held the positions as Vice President Sales & Marketing, Director of Business Development and Director of Operations and has established relationships with companies such as BP, Amoco, Citgo and others.  From 1998 to 2001, in his position as Executive Vice President of Kux Manufacturing, Inc., a supplier of automotive products for the US market, he has established longstanding relationships with companies such as Honda, Nissan, GM, Toyota, Ford and Mazda among others. From 2001 until joining MWW, he served as President and CEO of Kux Architectural Products and as Director of Business for Engineered Tax Services.  Mr. Pinkerton is also currently holding the position of Chief Financial Officer.

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

Debbie Hallman, which has been employed by the Company since inception has taken over the responsibility as director of accounting and is working closely with our outside CPA and our auditors in preparation and the submission of all SEC filings.

Section 16(a) Beneficial Ownership Reporting Compliance

MWW is not aware of any reporting person that failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Code of Ethics

MWW does not have a code of ethics but has drafted a document and intends to implement a code of ethics in 2013.

ITEM 11. EXECUTIVE COMPENSATION.

The Summary Compensation Table below identifies the compensation to the officers of MWW.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Non-
Name						Nonequity	qualified
and						incentive	deferred	All
Principal				Stock	Option	plan	compensation	other
Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	compensation($)	earnings($)	compensation($)	Total ($)

Michael	2012	0	0	30,000	0	0	0	0	30,000
Winzkowski	2011	0	0	0	0	0	0	0	0
Chairman of the Board	2010	0	0	10,000	0	0	0	0	10,000

Charles	2012	73,326	0	30,000	0	0	0	0	103,326
Pinkerton	2011	75,877	0	16,000	20,000	0	0	0	111,877
CEO	2010	5,000	0	0	0	0	0	0	5,000

MWW did not make any option or SAR grants in its last fiscal year and has not adopted a long term incentive compensation plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership, as January 9, 2013, of our voting securities by each person known by us to be the beneficial owner of more than 5% of our outstanding voting securities, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 470,667,013 shares of Common Stock outstanding as of January 9, 2013. The Company's Series D Super Voting Preferred Stock has 10,000 votes per share and votes with the Common Stock on all matters. As such, the owners of the Company's outstanding 90,002 shares of Series D Super Voting Preferred Stock have 900,020,000 votes on all matters and can control the election of directors and other matters voted on by the shareholders of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Security Ownership of Certain Beneficial Owners and Management

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Class	Percent

Series D Preferred	Rainer Poertner	39,062 shares (direct)	43.40%
	2212 Grand Commerce Drive
$.00001 par value common shares	Howell, MI 48855	12,015,442 shares (direct)	31.61%
Issued upon conversion of warrants		200,000,000 shares

Series D Preferred	Michael Winzkowski	31,156 shares (direct)	34.62%
	2212 Grand Commerce Drive
$.00001 par value common stock	Howell, MI 48855	5,016,383 shares (direct)	>1%

Series D Preferred	Charles Pinkerton	16,902 shares (direct)	18.78%
	2212 Grand Commerce Drive
$.00001 par value common stock	Howell, MI 48855	5,002,667 shares (direct)	>1%

Series D Preferred	Deborah Hallman	2,880 shares (direct)	3.20%
	2212 Grand Commerce Drive
$.00001 par value common stock	Howell, MI 48855	2,000,000 shares (direct)	>1%

$.00001 par value common stock	Alpco	63,563,469 shares (direct)	13.50%
	440 East 400 South
	Salt Lake City, UT 84111

$.00001 par value common stock	BNP Paribas Securities Corp	46,501,366 shares (direct)	9.88%
	555 Croton Road
	King of Prussia, PA 19406

$.00001 par value common stock	St. George Investments	41,760,000 shares (direct)	34.87%
	303 East Wacker Drive
Issued upon conversion of Notes Payable	Ste 1200 Chicago, IL 60601	187,862,069 shares

$.00001 par value common stock	National Financial Services LLC	35,938,233 shares (direct)	7.64%
	New Port Office Center 111
	499 Washington Blvd. 5th Fl NJ5A
	Jersey City, NJ 07310-2010

$.00001 par value common stock	SGI Group LLC	28,876,000 shares (direct)	6.14%
	6538 North Christina Ave.
	Lincolnwood, IL 60712

$.00001 par value common stock	Asher Enterprises Inc.	27,540,231 shares (direct)	71.32%
	One Linden Place, Ste. 207
Issued upon conversion of Notes Payable	Great Neck, NY 11021	1,074,323,943 shares

$.00001 par value common stock	Panache Capital LLC	24,454,000 shares (direct)	39.53%
	303 Merrick Road, Ste. 504
Issued upon conversion of Notes Payable	Lynbrook, NY 11563	572,485 shares
Issued upon conversion of Series E Preferred		266,666,667 shares

$.00001 par value common stock	Southridge Partners II LP	18,100,000 shares (direct)	48.61%
	90 Grove Street Ste 204
Issued upon conversion of Notes Payable	Ridgefield, CT 06877	409,523,810 shares
Issued upon conversion of Series E Preferred		457,265 Shares

$.00001 par value common stock	Hillair Capital Investment LP	22,775,000 shares (direct)	51.87%
	21 Old Katonah Dr.
Issued upon conversion of Notes Payable	Katona, NY 10536	460,000,000 shares

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2012 and 2011 for: (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		September 30,	September 30 ,
		2012	2011
(i)	Audit Fees	$79,980	$164,283
(ii)	Audit Related Fees		13,650
(iii)	Tax Fees	-	-
(v)	All Other Fees	—	—
Total fees		$79,980	$177,933

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

** previously filed on August 10, 2005 as part of the Registration Statement on Form 10-SB12G/A Amendment No. 1 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-04-001719

*** previously filed on November 9, 2005 as part of the Registration Statement on Form 10-SB12G/A Amendment No. 2 of Marketing Worldwide Corporation SEC File 0-50586 Accession Number 0001019687-04-002436.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTIUNUED)

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
Date: January 14, 2013

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ Charles Pinkerton
NAME: Charles Pinkerton
TITLE: CHIEF EXECUTIVE OFFICER,
SECRETARY AND DIRECTOR
Date: January 14, 2013

BY:	/s/ Charles Pinkerton
NAME: Charles Pinkerton
TITLE: CHIEF FINANCIAL OFFICER
Date: January 14, 2013