Form 10-Q
period 2012-12-31
MARKETING WORLDWIDE CORP
filed 2013-02-19
CIK 1278363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, February 15, 2013: 1,564,092,108.

MARKETING WORLDWIDE CORPORATION

Form 10-Q for the Quarter ended December 31, 2012

MARKETING WORLDWIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,777	$25,266
Accounts receivable, net	180,061	162,144
Inventories, net	82,883	82,443
Total current assets	272,721	269,853

Property, plant and equipment, net	886,802	921,466

Total assets	$1,159,523	$1,191,319

LIABILITIES AND DEFICIENCY
Current liabilities:
Notes payable and capital leases, current portion	$1,886,597	$1,613,810
Accounts payable	2,079,779	1,999,403
Warranty liability	75,000	75,000
Other current liabilities	1,191,862	1,097,889
Total current liabilities	5,233,238	4,786,102

Long term debt:
Derivative liability	6,088,028	10,649,266
Warrant liability	562,486	809,967

Total liabilities	11,883,752	16,245,335

Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series D super voting preferred stock, $0.001 par value, 1,000,000 shares designated, 90,002 shares issued and outstanding as of December 31, 2012 and September 30, 2012	90	90
Series E 6% convertible preferred stock, $0.001 par value, 15,000 shares designated, 10,748.52 and 11,112.5 shares issued and outstanding as of December 31, 2012 and September 30, 2012, respectively	11	11
Common stock, $0.00001, 5,900,000,000 shares authorized; 470,667,013 and 52,796,157 shares issued and outstanding as of December 31, 2012 and September 30, 2012, respectively	4,707	528
Additional paid in capital	13,946,340	13,657,583
Accumulated deficit	(24,136,521)	(28,183,779)
Total Marketing Worldwide Corporation deficiency	(10,185,373)	(14,525,567)
Non controlling interest	(538,856)	(528,449)
Total deficiency	(10,724,229)	(15,054,016)

Total liabilities and deficiency	$1,159,523	$1,191,319

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31,
	2012	2011
Revenue	$193,974	$223,589

Cost of sales	220,223	315,273

Gross loss	(26,249)	(91,684)

Operating expenses:
Selling, general and administrative expenses	350,176	253,026
Total operating expenses	350,176	253,026

Loss from operations	(376,425)	(344,710)

Other income (expense):
Gain (loss) on change in fair value of derivative liability	5,556,172	(1,140,651)
Financing expenses	(1,126,944)	(577,664)
Other income (expense), net	6	2,708
Total other income (expense)	4,429,234	(1,715,607)

Net income (loss)	4,052,809	(2,060,317)

Loss attributable to Non-controlling interest	(10,407)	(10,408)

Income (loss) attributable to Company	4,063,216	(2,049,909)

Preferred stock dividend	(15,958)	(78,750)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$4,047,258	$(2,128,659)

Income (loss) per common share, basic	$0.02	$(0.02)

Loss per common share, diluted	$(0.00)	$(0.02)

Weighted average common stock outstanding, basic	213,031,741	93,467,442

Weighted average common stock outstanding, diluted	22,742,306,936	93,467,442

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,052,809	$(2,060,317)
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation and amortization	34,664	56,700
Amortization of deferred financing costs	-	46,262
Amortization of debt discounts	295,053	358,428
Non cash interest	748,638	159,178
Change in fair value of derivative liability	(5,556,172)	1,140,651
Fair value of vested employee options	5,500	5,500
Notes payable issued for services rendered	75,000	-
Stock based compensation	22,204	30,000
Cancelation of previously issued common stock for services	-	(120,000)
(Increase) decrease in operating assets:
Accounts receivable	(17,917)	(102,853)
Inventory	(440)	8,103
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	158,391	410,239
Cash used in operating activities	(182,272)	(68,109)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of lines of credit	-	(6,452)
Proceed from issuance of notes	169,500	90,500
Repayments of notes payable and capital leases	(2,717)	(8,548)
Cash provided by financing activities	166,783	75,500

Net (decrease) increase in cash and cash equivalents	(15,489)	7,391
Cash and cash equivalents, beginning of period	25,266	5,012

Cash and cash equivalents, end of period	$9,777	$12,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$-	$-
Cash paid during year for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued in settlement of debt and accrued interest	$132,846	$375,164
Accounts payable settled via issuance of notes payable	$-	$29,892
Preferred dividends declared	$15,958	$78,750
Common stock issued upon conversion of Series E preferred stock	$132,386	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended December 31, 2012, are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2012 consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and Variable Interest Entity (“VIE”), JCMD, LLC (See note 11). All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income (loss) per share

Basic and diluted income (loss) per common share is based upon the weighted average number of common shares outstanding during the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”).  For the three months ended December 31, 2011, all primary dilutive common shares have been excluded since the inclusion would be anti-dilutive.

Such shares consist of the following at December 31, 2012 and 2011:

	2012	2011
Convertible debt	11,780,755,195	1,207,724
Conversion of Series A preferred stock	-	71,575
Conversion of Series C preferred stock	-	2,223
Conversion of Series E preferred stock	10,748,520,000	-
Options	-	8,967
Warrants	-	24,584
Totals	22,529,275,195	1,315,073

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Fair value of financial instruments

Cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The fair value of notes payable and short-term debt is estimated to approximate fair market value based on the current rates available to companies such as MWW.

Accounting for bad debt and allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2012 and September 30, 2012 approximated $nil.

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

NOTE 3 - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The Company has incurred substantial recurring losses.  The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements during the three month period ended December 31, 2012, the Company incurred a loss from operations of approximately $376,000. The Company has available cash of approximately $10,000 at December 31, 2012.  During the three months ended December 31, 2012, the Company’s operating activities used cash of approximately $182,000.  The Company’s working capital deficiency was approximately $4,961,000 and $4,516,000 as of December 31, 2012 and September 30, 2012, respectively.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The Company’s accumulated deficit was approximately $24,137,000 and $28,184,000 as of December 31, 2012 and September 30, 2012, respectively.  In addition, the Company has a stockholders’ deficit of approximately $10,724,000 and $15,054,000 at December 31, 2012 and September 30, 2012, respectively.  The Company has pledged all of its assets to Summit Financial Resources (Summit) as security for the Summit loan agreement.

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

CT is a Class A Original Equipment painting facility and operates in a 46,000 square foot owned building in Baroda, which is in South Western Michigan. The Company invested approximately $2 million into this paint facility and expects the majority of future growth to come from this business. The Company has restructured the management of this subsidiary and even though revenues are still slightly down, the Company has successfully gained more business opportunities and has concluded several significant preproduction processes.. These opportunities take time to develop before converted to revenue. CT is aggressively beginning to diversify to non-automotive paint applications (industrial equipment) which we believe will help stabilize the Company going forward. CT currently has submitted quotes for new business opportunities aggregating approximately $20 million in revenue over the next three years.

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

NOTE 4 – INVENTORIES

The inventories are stated at the lower of cost or market using the first-in, first-out method of valuation. The inventories at December 31, 2012 and September 30, 2012 are as follows:

	December 31,	September 30,
	2012	2012
Work in process	$197,926	$197,486
Finished goods	24,686	24,686
Total inventory before reserve	222,612	222,172
Less inventory reserve	(139,729)	(139,729)
Net inventory	$82,883	$82,443

The inventory reserve is determined after an exhaustive review and analysis of all inventories on hand.  The Company examines the likelihood of salability of each inventory item, and if there is more than 6 months supply of an item on hand, an appropriate reserve is recorded against such inventory; for cancelled or completed programs, existing inventory is 100 % reserved for.  At December 31, 2012 and September 30, 2012, the majority of the inventory reserve is for supply of product no longer in production or demand from existing customers.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

At December 31, 2012 and September 30,2012, property, plant and equipment consist of the following:

	December 31, 2012	September 30, 2012	Range of Estimated Life

Land	$150,000	$150,000	N/A
Building	800,000	800,000	40 years
Office equipment	34,645	34,645	3 – 7 years
Tooling and other equipment	1,430,499	1,430,499	7 – 10 years
Subtotal	2,415,144	2,415,144
Less land and building depreciation	(1,528,342)	(1,493,678)
Net property, plant and equipment	$886,802	$921,466

Depreciation expense included as a charge to operations of $34,664 and $56,700 for the three months ended December 31, 2012 and 2011 respectively.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 6 – CONVERTIBLE NOTES PAYABLE

At December 31, 2012 and September 30, 2012, convertible notes payable consists of the following:

	December 31, 2012	September 30, 2012
JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan was secured by a second deed of trust on real property and improvements located in Howell, MI. In addition to the Company the JCMD General Partners personally guarantee the loan The note is in default. (*)	$489,755	$489,755
Colortek Mortgage loan payable in monthly principal installments of $5,961 with a fixed interest rate of 6.75% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary. (**)	550,930	553,646
Note payable issued on June 29, 2011, due July 1, 2012, with interest at 8% per annum, unsecured. Note is in default	138,000	138,000
Note payable issued on July 1, 2011, due July 1, 2012, with interest at 16% per annum, unsecured. Note is in default	25,000	25,000
Note payable issued on July 20, 2011, due July 20, 2012, with interest at 16% per annum, unsecured. Note is in default	15,000	15,000
Note payable issued on July 21, 2011, due July 21, 2012, with interest at 16% per annum, unsecured. Note is in default	35,000	35,000
Note payable, issued December 6, 2011, due September 27, 2012, with default interest At 22% per annum, unsecured	-	12,350
Note payable, issued on February 1, 2012, due November 2, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $4,338, Note is default	47,500	43,162
Note payable, issued on February 15, 2012, due February 15, 2013, with interest At 10% per annum, unsecured, net of unamortized debt discount of $6,164 and $18,767, respectively	43,836	31,233
Note payable, issued on February 22, 2012, due November 22, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $17,973. Note is in default	87,274	74,643
Note payable, issued on April 25, 2012, due January 30, 2013, with interest at 8% per annum, unsecured, net of unamortized debt discount of $4,821 and $19,607, respectively	40,179	25,393
Note payable, issued on May 16, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $32,140. Note is in default	80,000	47,860
Note payable, issued on May 16, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $32,140. Note is in default.	80,000	47,860
Note payable, issued on June 1, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $41,132	64,125	54,098
Note payable, issued on June 1, 2012, due December 31, 2012, with interest at 6% per annum, unsecured (assumed from note above on October 11, 2012)	24,044	-
Note payable, issued on July 30, 2012, due March 31, 2013, with interest at 8% per annum, unsecured, net of unamortized debt discount of $18,648 and $37,500, respectively	31,352	12,500
Note payable, issued on August 2, 2012, due May 6, 2013, with interest at 8% per annum, unsecured, net of unamortized debt discount of $9,097 and $15,740, respectively	10,903	4,260
Notes payable, issued on September 12, 2012, due March 31, 2013, with interest at 8% per annum, unsecured, net of unamortized debt discount of $20,250 and $40,950, respectively	24,750	4,050
Note payable, issued on September 30, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $40,775	40,775	-
Note payable, issued on October 1, 2012, due December 31, 2012, with interest at nil% per annum, unsecured, net of unamortized debt discount of $15,889	9,111	-
Note payable, issued on October 11, 2012, due March 31, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $11,512	10,488	-
Note payable, issued on October 26, 2012, due March 31, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $14,423	10,577	-
Note payable, issued on November 1, 2012, due December 31, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $21,471	3,529	-
Note payable, issued November 9, 2012, due March 31, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $22,183	12,817	-
Note payable, issued November 29, 2012, due May 31, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $24,725	5,275	-
Note payable, issued December 1, 2012, due December 31, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $23,101	1,899	-
Note payable, issued December 12, 2012, due June 30, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $22,625	2,375	-
Note payable, issued December 12, 2012, due September 17, 2013, with interest at 8% per annum, unsecured, net of unamortized debt discount of $30,395	2,105	-
Total	1,886,598	1,613,810
Less Current portion	(1,886,598)	(1,613,810)
Long term portion	$-	$-

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

DECEMBER 31, 2012

(**) In accordance with the mortgage loan agreement, the Company is currently in default of certain loan covenants.

Notes issued during the three months ended December 31, 2012

During the three months ended December 31, 2012, the Company issued an aggregate of $244,500 Convertible Promissory Notes (of which $75,000 for services) that mature from March 31, 2013 through December 31, 2013. The note bears interest at a rate of nil% to 8% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rates based on a defined discount to the Company's common stock.

The Company identified embedded derivatives related to the Convertible Promissory Notes issued during the three months ended December 31, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Notes, the Company determined a fair value of $965,123 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	481.90% to 544.10%
Risk free rate:	0.10% to 0.18%

The initial fair value of the embedded debt derivative of $965,123 was allocated as a debt discount up to the proceeds of the notes ($239,297) with the remainder ($725,826) charged to current period operations as interest expense.

During the three months ended December 31, 2012 and 2011, the Company amortized $295,053 and $358,428 comprised of the debt discount of the aggregate of all outstanding convertible notes to current period operations as interest expense, respectively.

Settlement of previously issued Convertible Promissory Notes

During the three months ended December 31, 2012, the Company issued an aggregate of 186,541,136 shares of common stock in full settlement of $54,277 of convertible notes and related accrued interest.

The fair value of the described embedded derivative of $6,088,028 at December 31, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0- %
Volatility	546.18%
Risk free rate:	0.02 to 0.16%

At December 31, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $5,308,691 for the quarter ended December 31, 2012.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Preferred dividends payable	$402,451	$386,493
Consulting fees	96,000	394,779
Interest	293,985	7,364
Payroll and other	399,426	309,253
Total	$1,191,862	$1,097,889

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 8 - WARRANT LIABILITY

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

The fair value of the warrant liability of $562,486 as of December 31, 2012 was determined using the Binomial Lattice formula assuming no dividends, a risk-free interest rate of 0.36%, expected volatility of 546.18%, and expected remaining warrant life of 3.50 to 3.74 years.

The Company adjusted the recorded fair values of the warrants to market from September 30, 2012 resulting in a non-cash, non-operating gain of $247,481 for the three months ended December 31, 2012.

NOTE 9 - CAPITAL STOCK

During the three months ended December 31, 2012, the Company issued an aggregate of 186,541,136 shares of its common stock fair valued at $132,846 for conversion of debt and accrued interest of $54,277.

During the three months ended December 31, 2012, the Company issued an aggregate of 199,322,802 shares of its common stock in exchange for 363.98 shares of Series E preferred stock.

During the three months ended December 31, 2012, the Company issued an aggregate of 32,006,668 shares of its common stock in exchange for services rendered valued at $22,204.

NOTE 10 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Included in the Company's unaudited condensed consolidated balance sheets at December 31, 2012 and September 30, 2012 are the following net assets of JCMD:

	December 31, 2012	September 30, 2011
ASSETS (JCMD)
Accounts receivable, prepaid expenses and other current assets	$193,433	$193,433
Total current assets	193,433	193,433
Total assets	193,433	193,433

LIABILITIES:
Current portion of long term debt	$489,755	$489,755
Accounts payable and accrued liabilities	242,584	232,127
Total current liabilities	732,339	712,882
Total deficit	(538,906)	(528,499)
Total liabilities and deficit	$193,433	$193,433

Consolidated results of operations for the three months ended December 31, 2012 and 2011 include the following:

	2012	2011
Revenues	$-	$-
Interest, net	10,407	10,408
Total costs and expenses	10,407	10,408
Total costs and expenses
Operating income (loss) -Real estate	$(10,407)	$(10,408)

The Variable Interest Entity owned by JCMD and included in these consolidated financial statements sold the only asset it owned, which was real estate that was under a lease with the Company, for $800,000 on November 30, 2010.  This sale resulted in a net loss of approximately $400,000 and left a remaining liability to the Small Business Administration of approximately $500,000 which is guaranteed by the Company.  This loss of $409,823 was recorded as an impairment loss in the September 30, 2010 consolidated financial statements

NOTE 11- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

DECEMBER 31, 2012

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2012:

		Fair Value Measurements at December 31, 2012 using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt derivative liabilities	$6,088,028	-	-	$6,088,028
Warrant liabilities	$562,486	-	-	$562,486

The debt derivative  and warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2012:

	Debt Derivative Liability	Warrant Liability
Balance, October 1, 2012	$10,649,266	$809,967
Initial fair value of debt derivatives at note issuances	965,123	-
Transfers to (from) liabilities due to conversions	(217,669)
Mark-to market at December 31, 2012:
-Embedded debt derivatives	(1,899,199)	-
-Reset provisions relating to Series E preferred stock	(3,409,493)	-
-Reset provisions related to warrants	-	(247,481)
Balance, December 31, 2012	6,088,028	562,486

Net loss for the period included in earnings relating to the liabilities held at December 31, 2012	$5,308,692	$247,481

Level 3 Liabilities are comprised of our bifurcated convertible debt features on convertible notes and reset provisions contained within our Series E Preferred stock and certain warrants.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On July 11, 2012 the Company and SR-V Advisors, LLC entered into a Settlement Agreement and Stipulation for SV-R to purchase not less than $860,000 of the bona fide and outstanding liabilities of the Company's past due debt, subject to an annexed Claim Purchase Agreement. The validity of this Settlement Agreement is subject to and would only become binding upon entry of an order by the Court, substantially in the form as agreed upon in the annex of the Settlement Agreement.

In settlement of the claims, Company shall initially issue and deliver to SRV, in one or more tranches if necessary, Fifteen Million (15,000,000) shares of Common Stock, subject to ownership limitations and two hundred thousand shares (200,000) as settlement fee. Additional shares that may become necessary to issue in satisfaction of the claim purchase amounts, are being valued during an evaluation period and issued at a 20% discount to the market price during such evaluation period. The number of shares issued are subject to ownership limitations of 9.9%.

Subsequent to a hearing before the court on December 10, 2012, the Superior Court of Connecticut granted an order on February 7, 2013 (Docket No: DBDCV126010826S) making the Agreement between SV-R and Marketing Worldwide binding.

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 13 - SUBSEQUENT EVENTS

In January and February 2013, the Company issued an aggregate of 611,928,542 shares of its common stock in settlement of $57,071 of convertible notes and related interest.

January and February 2013, the Company issued an aggregate of 481,496,523 shares of its common stock in exchange for 288.165 shares of Series E preferred stock.

In January and February 2013, the Company issued an aggregate of $135,000 of convertible notes.

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

Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. There was $nil allowance for doubtful accounts at December 31, 2012 and September 30, 2012.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2012 TO THE THREE MONTHS ENDED DECEMBER 31, 2011

REVENUES

Net revenues were $193,974 for the three months ended December 31, 2012. Our revenues decreased by $29,615 from the three months ended December 31, 2011. This decrease is attributable to the fact that some of the new programs that had already been awarded have been significantly delayed.  We are re-focusing on our core business, have restructured certain divisions of the Company and accordingly had lower production output during this transitional period. The Company is now quoting again on numerous new paint projects and has commenced production with new programs for the 2013 and 2014 periods that are expected to provide continued revenue growth.

GROSS LOSS

For the three months ended December 31, 2012, MWW's gross loss was $26,249 (13.5%) compared to gross loss of $91,684 (41.05%) for the three months ended December 31, 2011. MWW sold a greater percentage of its higher margin products in 2012 than in 2011.

The primary components of cost of sales are direct labor and cost of parts and materials.  The cost of parts and materials has been consistent from year to year.

OPERATING EXPENSES

Selling, general, and administrative expenses were $350,176 (180.5% of revenues) in 2012 compared to $253,026 (113.2% of revenues) during 2011. The increase in costs is attributable to additional staffing added with our Colortek as we ramp up towards future revenue. Management intends to keep costs low, so increasing product volume and revenue will result in improving profit margins and eventually net profits. Significant components of operating expenses consist of professional fees and salaries.

OTHER INCOME (EXPENSES)

Financing expenses were $1,126,944 for the three months ended December 31, 2012 compared to $577,664 during same period last year. We incurred non cash interest expense and amortization of debt discounts relating to our convertible notes of $1,043,690 for the three months ended December 31, 2012 compared to $517,606 for the three months ended December 31, 2011.

(LOSS) GAIN ON CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY.   As described in our accompanying unaudited condensed consolidated financial statements, we issued convertible notes with certain conversion features, reset warrants and E Preferred Stock that have certain reset provisions.  All of which, we are required to bifurcate from the host financial instrument and mark to market each reporting period. We recorded the initial fair value of the reset provision as a liability with an offset to equity or debt discount and subsequently mark to market the reset provision liability at each reporting cycle.

For the three months ended December 31, 2012, we recorded a net gain of $5,556,172 in change in fair value of the derivative liability as compared to a loss of $1,140,651 for the same period the previous year.  The changes in the market price of our common stock have affected the fair value of the derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012 we had working capital deficit of $4,960,517. We reported negative cash flow from operating activities of ($182,272) and positive cash flow from financing activities of $166,783.

The negative cash flow from operating activities consists of $4,052,809 net income, net with, a gain on change in fair value of derivative liability of $5,556,172, with adjustments for $34,664 depreciation and amortization expenses, $295,053 in amortization of debt discounts, $748,638 non cash interest,  $5,500 stock based compensation, common stock issued for services of $22,204, notes payable issued for services of $75,000. Changes in operating assets were a $17,917 increase in accounts receivable, $440 decrease in inventory and $158,391 increase in accounts payable and other current liabilities.

Cash flows from financing activities were primarily from issuance of notes payable of $169,500, net with repayments of $2,717.

MWW expects its regular capital expenditures to be approximately $100,000 for fiscal 2013. These anticipated expenditures are for continued investments in tooling and equipment used in our business.

The independent registered public accounting firm’s report on our September 30, 2012 consolidated financial statements included in our Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2012, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses previously found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As part of our mortgage guarantee for the Colortek mortgage proceedings by Edgewater Bank against Colortek (Case #120-0330-CK), Edgewater has requested the payment of a deficiency amount of $438,049.53 from Marketing Worldwide as a guarantor to the payment of this amount. We have conducted several settlement meetings with Edgewater and Edgewater has agreed to not to file a Motion for Summary Disposition to get a judgment. Based on the progress of the meetings, we believe settlement is probable. We are currently working on several well thought out settlement alternatives, which will get Edgewater paid and allow Colortek to continue operations in its facilities under a new lease agreement.

Marvin

Following the initial legal procedure with James Marvin/Michigan Department of Wage and Hour (Determination #156776), MWW and the State of Michigan has entered into a consent judgment for the payment of a wage and hour amount claimed by Marvin. Subsequent to this judgment, the Company has filed a third party complaint against Marvin as reported in our 10K annual report.

The State has agreed to hold the judgment in abeyance until the completion of the third party complaint and any amounts found due to MWW from Marvin will be deducted from the consent judgment. Marvin has not reacted in time to the company’s third party complaint, which would allow the Company to request entry of a default, judgment. Marvin’s counsel has asked for an extension of such judgment and MWW has granted such an extension in order to facilitate the quick resolution and settlement between the parties. MWW counsel feels MWW will either be awarded or settle for an amount equal to or greater than the amount due to Marvin.

On July 11, 2012 the Company and SR-V Advisors, LLC entered into a Settlement Agreement and Stipulation for SV-R to purchase not less than $860,000 of the bona fide and outstanding liabilities of the Company’s past due debt, subject to an annexed Claim Purchase Agreement. The validity of this Settlement Agreement is subject to and would only become binding upon entry of an order by the Court, substantially in the form as agreed upon in the annex of the Settlement Agreement.

In settlement of the claims, Company shall initially issue and deliver to SRV, in one or more tranches if necessary, Fifteen Million (15,000,000) shares of Common Stock, subject to ownership limitations and two hundred thousand shares (200,000) as settlement fee. Additional shares that may become necessary to issue in satisfaction of the claim purchase amounts, are being valued during an evaluation period and issued at a 20% discount to the market price during such evaluation period. The number of shares issued are subject to ownership limitations of 9.9%.

Subsequent to a hearing before the court on December 10, 2012, the Superior Court of Connecticut granted an order on February 7, 2013 (Docket No: DBDCV126010826S) making the Agreement between SV-R and Marketing Worldwide binding.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

Note payable issued on June 29, 2011, due July 1, 2012, with interest at 8% per annum, unsecured. Note is in default.

Note payable issued on July 1, 2011, due July 1, 2012, with interest at 16% per annum, unsecured. Note is in default.

Note payable issued on July 20, 2011, due July 20, 2012, with interest at 16% per annum, unsecured. Note is in default.

Note payable issued on July 21, 2011, due July 21, 2012, with interest at 16% per annum, unsecured. Note is in default.

Note payable, issued on February 1, 2012, due November 2, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $4,338. Note is default.

Note payable, issued on February 22, 2012, due November 22, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $17,973. Note is in default.

Note payable, issued on May 16, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $32,140. Note is in default.

Note payable, issued on May 16, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $32,140. Note is in default.

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

ITEM 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

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
Date: February 19, 2013

 Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ CHARLES PINKERTON
NAME: CHARLES PINKERTON
TITLE: CHIEF EXECUTIVE OFFICER/CHIEF FINANCIAL OFFICER
Date: February 19, 2013

