Form 10-Q
period 2013-03-31
MARKETING WORLDWIDE CORP
filed 2013-05-16
CIK 1278363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 15, 2013: 39,754,023.

MARKETING WORLDWIDE CORPORATION

Form 10-Q for the Quarter ended March 31, 2013

MARKETING WORLDWIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,386	$25,266
Accounts receivable, net	198,960	162,144
Inventories, net	82,883	82,443
Total current assets	284,229	269,853

Property, plant and equipment, net	870,059	921,466

Total assets	$1,154,288	$1,191,319

LIABILITIES AND DEFICIENCY
Current liabilities:
Notes payable and capital leases, current portion	$2,048,868	$1,613,810
Accounts payable	2,106,677	1,999,403
Warranty liability	75,000	75,000
Other current liabilities	1,313,903	1,097,889
Total current liabilities	5,544,448	4,786,102

Long term debt:
Derivative liability	4,091,929	10,649,266
Warrant liability	374,999	809,967

Total liabilities	10,011,376	16,245,335

Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series D super voting preferred stock, $0.001 par value, 1,000,000 shares designated, 90,002 shares issued and outstanding as of March 31, 2013 and September 30, 2012	90	90
Series E 6% convertible preferred stock, $0.001 par value, 15,000 shares designated, 10,190.38 and 11,112.5 shares issued and outstanding as of March 31, 2013 and September 30, 2012, respectively	10	11
Common stock, $0.00001 par value, 5,900,000,000 shares authorized; 27,366,108 and 527,964 shares issued and outstanding as of March 31, 2013 and September 30, 2012, respectively	274	5
Additional paid in capital	14,371,729	13,658,106
Accumulated deficit	(22,679,928)	(28,183,779)
Total Marketing Worldwide Corporation deficiency	(8,307,825)	(14,525,567)
Non-controlling interest	(549,263)	(528,449)
Total deficiency	(8,857,088)	(15,054,016)

Total Liabilities and Deficiency	$1,154,288	$1,191,319

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Revenue	$240,181	$174,558	$434,155	$398,147

Cost of sales	204,201	306,616	424,424	621,889

Gross (loss) profit	35,980	(132,058)	9,731	(223,742)

Operating expenses:
Selling, general and administrative expenses	351,778	363,541	701,954	616,567
Total operating expenses	351,778	363,541	701,954	616,567

Loss from operations	(315,798)	(495,599)	(692,223)	(840,309)

Other income (expense):
Gain on change in fair value of derivative liability	2,589,995	2,225,672	8,146,167	1,085,021
Financing expenses	(811,973)	(858,102)	(1,938,917)	(1,435,766)
Other income (expense), net	(669)	2,976	(663)	5,684
Total other income (expense)	1,777,353	1,370,546	6,206,587	(345,061)

Net income (loss)	1,461,554	874,947	5,514,364	(1,185,370)

Loss attributable to Non-controlling interest	(10,407)	(10,407)	(20,814)	(20,815)

Income (loss) attributable to Company	1,471,960	885,354	5,535,178	(1,164,555)

Preferred stock dividend	(15,369)	(41,068)	(31,327)	(119,818)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$1,456,591	$844,286	$5,503,851	$(1,284,373)

Income (loss) per common share, basic	$0.09	$122.43	$0.58	$(256.31)

Loss per common share, diluted	$(0.00)	$(10.34)	$(0.00)	$(256.31)

Weighted average common stock outstanding, basic	16,998,889	6,896	9,482,908	5,011

Weighted average common stock outstanding, diluted	488,163,270	27,064	480,647,288	5,011

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,514,364	$(1,185,370)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	50,452	110,790
Amortization of deferred financing costs	-	92,525
Amortization of debt discounts	537,449	785,412
Non-cash interest	1,242,874	521,561
Change in fair value of derivative liability	(8,146,167)	(1,085,021)
Fair value of vested employee options	11,000	11,000
Notes payable issued for services rendered	180,000	30,000
Stock based compensation	22,204	-
Cancelation of previously issued common stock for services	-	(120,000)
(Increase) decrease in operating assets:
Accounts receivable	(36,816)	4,742
Inventory	(440)	9,323
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	292,917	602,180
Cash used in operating activities	(332,163)	(222,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(12,859)
Cash used in investing activities	-	(12,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) lines of credit	-	(13,518)
Proceed from issuance of notes	312,000	290,500
Repayments of notes payable and capital leases	(2,717)	(27,627)
Cash provided by financing activities	309,283	249,355

Net (decrease) increase in cash and cash equivalents	(22,880)	13,638
Cash and cash equivalents, beginning of period	25,266	5,012

Cash and cash equivalents, end of period	$2,386	$18,650

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for interest	$-	$-
Cash paid during year for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued in settlement of debt and accrued interest	$403,192	$831,330
Common stock issued in settlement of preferred stock dividends	$-	$50,000
Common stock issued upon conversion of Series A preferred stock	$-	$1,808,099
Common stock issued upon conversion of Series E preferred stock	$277,495	$-
Accounts payable settled via issuance of notes payable	$-	$134,500
Preferred dividends declared	$31,327	$119,818
Note payable issued in exchanged for Series C preferred stock	$-	$100,000

See the accompanying notes to the unaudited condensed consolidated financial statements

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Marketing Worldwide Corporation (the "Company"), was incorporated under the laws of the State of Delaware in July 2003. The Company is engaged in North America through its wholly-owned subsidiaries, Marketing Worldwide LLC ("MWW"), and Colortek, Inc. (“CT”) in the design, manufacturing, painting and distribution of automotive accessories for motor vehicles in the automotive aftermarket and industrial components for the commercial machinery industries

Basis of presentation

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

In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2012 consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and Variable Interest Entity (“VIE”), JCMD, LLC (See note 10). All significant inter-company transactions and balances, including those involving the VIE, have been eliminated in consolidation.

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

Such shares consist of the following at March 31, 2013 and 2012:

	2013	2012
Convertible debt	267,356,781	19,833
Conversion of Series A preferred stock	-	346
Conversion of Series E preferred stock	203,807,600	-
Options	1	90
Warrants	2	163
Totals	471,164,384	20,432

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Fair value of financial instruments

Cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The fair value of notes payable and short-term debt is estimated to approximate fair market value based on the current rates available to companies such as MWW.

Accounting for bad debt and allowances

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2013 and September 30, 2012 approximated $nil.

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

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. More specifically, the Company reclassified its common stock par value to additional paid-in capital to reflect the reverse stock split as retroactively restated (See Note 9).

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

MARCH 31, 2013

NOTE 3 - GOING CONCERN MATTERS AND TRIGGERING EVENTS

The Company has incurred substantial recurring losses.  The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements during the six month period ended March 31, 2013, the Company incurred a loss from operations of approximately $692,000. The Company has available cash of approximately $2,400 at March 31, 2013.  During the six months ended March 31, 2013, the Company’s operating activities used cash of approximately $332,000.  The Company’s working capital deficiency was approximately $5,260,000 and $4,516,000 as of March 31, 2013 and September 30, 2012, respectively.

The Company’s accumulated deficit was approximately $22,680,000 and $28,184,000 as of March 31, 2013 and September 30, 2012, respectively.  In addition, the Company has a stockholders’ deficit of approximately $8,857,000 and $15,054,000 at March 31, 2013 and September 30, 2012, respectively.

The Company has reduced cash required for operations by reducing operating costs.. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

CT is a Class A Original Equipment painting facility and operates in a 46,000 square foot owned building in Baroda, which is in South Western Michigan. The Company invested approximately $2 million into this paint facility and expects the majority of future growth to come from this business. The Company has restructured the management of this subsidiary and even though revenues are still slightly down, the Company has successfully gained more business opportunities and has concluded several significant preproduction processes and has commenced with production of several new programs. These opportunities will still take time to develop before converted to revenue. CT is aggressively beginning to diversify to non-automotive paint applications (industrial equipment) which we believe will help stabilize the Company going forward, should it materialize. CT currently has submitted quotes for new business opportunities that should positively impact revenue during the next three years.

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

NOTE 4 – INVENTORIES

The inventories are stated at the lower of cost or market using the first-in, first-out method of valuation. The inventories at March 31, 2013 and September 30, 2012 are as follows:

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

	March 31,	September 30,
	2013	2012
Work in process	$197,926	$197,486
Finished goods	24,686	24,686
Total inventory before reserve	222,612	222,172
Less inventory reserve	(139,729)	(139,729)
Net inventory	$82,883	$82,443

The inventory reserve is determined after an exhaustive review and analysis of all inventories on hand.  The Company examines the likelihood of salability of each inventory item, and if there is more than 6 month’s supply of an item on hand, an appropriate reserve is recorded against such inventory; for cancelled or completed programs, existing inventory is 100 % reserved for.  At March 31, 2013 and September 30, 2012, the majority of the inventory reserve is for supply of product no longer in production or demand from existing customers.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

At March 31, 2013 and September 30, 2012, property, plant and equipment consist of the following:

	March 31, 2013	September 30, 2012	Range of Estimated Life

Land	$150,000	$150,000	N/A
Building	800,000	800,000	40 years
Office equipment	73,024	73,024	3 – 7 years
Tooling and other equipment	1,483,965	1,484,921	7 – 10 years
Subtotal	2,506,989	2,507,945
Less land and building depreciation	(1,636,930)	(1,586,479)
Net property, plant and equipment	$870,059	$921,466

Depreciation expense included as a charge to operations of $15,788 and $50,452 for the three and six months ended March 31, 2013, respectively, and $54,090 and $110,790 for the three and six months ended March 31, 2012 respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

At March 31, 2013 and September 30, 2012, convertible notes payable consist of the following:

	March 31, 2013	September 30, 2012
JCMD Mortgage loan payable in 240 monthly principal installments plus interest. The loan was secured by a second deed of trust on real property and improvements located in Howell, MI. In addition to the Company the JCMD General Partners personally guarantee the loan The note is in default. (*)	$489,755	$489,755
Colortek Mortgage loan payable in monthly principal installments of $5,961 with a fixed interest rate of 6.75% per annum. Note based on a 20 year amortization. Note is secured by first priority security interest in the business property of Colortek, Inc, the Company's wholly owned subsidiary. (**)	550,930	553,646
Note payable issued on June 29, 2011, due July 1, 2012, with interest at 8% per annum, unsecured. Note is in default	138,000	138,000
Note payable issued on July 1, 2011, due July 1, 2012, with interest at 16% per annum, unsecured. Note is in default	25,000	25,000

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

	March 31, 2013	September 30, 2012
Note payable issued on July 20, 2011, due July 20, 2012, with interest at 16% per annum, unsecured. Note is in default	15,000	15,000
Note payable issued on July 21, 2011, due July 21, 2012, with interest at 16% per annum, unsecured. Note is in default	35,000	35,000
Note payable, issued December 6, 2011, due September 27, 2012, with default interest at 22% per annum, unsecured	-	12,350
Note payable, issued on February 1, 2012, due November 2, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $4,338. Note is in default	41,100	43,162
Note payable, issued on February 15, 2012, due February 15, 2013, with interest At 10% per annum, unsecured, net of unamortized debt discount of $18,767. Note is in default	50,000	31,233
Note payable, issued on February 22, 2012, due November 22, 2012, with interest at 8% per annum, unsecured, net of unamortized debt discount of $17,973. Note is in default	58,549	74,643
Note payable, issued on April 25, 2012, due January 30, 2013, with interest at 8% per annum, unsecured, net of unamortized debt discount of $19,607. Note is in default	45,000	25,393
Note payable, issued on May 16, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $32,140. Note is in default	80,000	47,860
Note payable, issued on May 16, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $32,140. Note is in default.	80,000	47,860
Note payable, issued on June 1, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, net of unamortized debt discount of $41,132. Note is in default	64,125	54,098
Note payable, issued on June 1, 2012, due December 31, 2012, with interest at 6% per annum, unsecured (assumed from note above on October 11, 2012). Note is in default	9,044	-
Note payable, issued on July 30, 2012, due March 31, 2013, with interest at 8% per annum, unsecured, net of unamortized debt discount of $37,500. Note is in default	50,000	12,500
Note payable, issued on August 2, 2012, due May 6, 2013, with interest at 8% per annum, unsecured, net of unamortized debt discount of $2,599 and $15,740, respectively. Note is in default	17,401	4,260
Notes payable, issued on September 12, 2012, due March 31, 2013, with interest at 8% per annum, unsecured, net of unamortized debt discount of $40,950, Note is in default	45,000	4,050
Note payable, issued on September 30, 2012, due December 31, 2012, with interest at 6% per annum, unsecured, note is in default	40,775	-
Note payable, issued on October 1, 2012, due December 31, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $11,982	13,018	-
Note payable, issued on October 11, 2012, due March 31, 2013, with interest at nil% per annum, unsecured, note is in default	22,000	-
Note payable, issued on October 26, 2012, due March 31, 2013, with interest at nil% per annum, unsecured, note is in default	25,000	-

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

	March 31, 2013	September 30, 2012
Note payable, issued on November 1, 2012, due December 31, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $16,176	8,824	-
Note payable, issued November 9, 2012, due March 31, 2013, with interest at nil% per annum, unsecured, note is in default	35,000	-
Note payable, issued November 29, 2012, due May 31, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $9,890	20,110	-
Note payable, issued December 1, 2012, due December 31, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $16,937	8,063	-
Note payable, issued December 12, 2012, due June 30, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $11,375	13,625	-
Note payable, issued December 12, 2012, due September 17, 2013, with interest at 8% per annum, unsecured, net of unamortized debt discount of $19,874	12,626	-
Note payable, issued January 1, 2013, due January 31, 2014, with interest at nil% per annum, unsecured, net of unamortized debt discount of $18,904	6,096	-
Note payable, issued January 4, 2013, due December 31, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $19,044	5,956	-
Note payable, issued January 18, 2013, due December 31, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $19,813	5,187	-
Note payable, issued January 31, 2013, due December 31, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $24,701	5,299	-
Note payable, issued February 1, 2013, due February 28, 2014, with interest at nil% per annum, unsecured, net of unamortized debt discount of $20,646	4,354	-
Note payable, issued February 27, 2013, due March 4, 2013, with interest at 8% per annum, unsecured, note is in default	22,500	-
Note payable, issued February 28, 2013, due December 28, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $17,954	2,046	-
Note payable, issued February 28, 2013, due December 31, 2013, with interest at nil% per annum, unsecured, net of unamortized debt discount of $17,974	2,026	-
Note payable, issued March 1, 2013, due March 31, 2014, with interest at nil% per annum, unsecured, net of unamortized debt discount of $22,541	2,459
Total	2,048,868	1,613,810
Less Current portion	(2,048,868)	(1,613,810)
Long term portion	$-	$-

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

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Notes issued during the six months ended March 31, 2013

During the six months ended March 31, 2013, the Company issued an aggregate of $492,000 Convertible Promissory Notes (of which $180,000 for services) that mature from March 4, 2013 through March 31, 2014. The note bears interest at a rate of nil% to 12% and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rates based on a defined discount to the Company's common stock.

The Company identified embedded derivatives related to the Convertible Promissory Notes issued during the six months ended March 31, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Notes, the Company determined a fair value of $1,696,319 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	481.90% to 624.03%
Risk free rate:	0.10% to 0.18%

The initial fair value of the embedded debt derivative of $1,696,319 was allocated as a debt discount up to the proceeds of the notes ($486,797) with the remainder ($1,209,523) charged to current period operations as interest expense.

During the six months ended March 31, 2013 and 2012, the Company amortized $537,449 and $785,412 comprised of the debt discount of the aggregate of all outstanding convertible notes to current period operations as interest expense, respectively.

Settlement of previously issued Convertible Promissory Notes

During the six months ended March 31, 2013, the Company issued an aggregate of 14,622,149 shares of common stock in full settlement of $144,944 of convertible notes and related accrued interest.

The fair value of the described embedded derivative of $4,091,929 at March 31, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	634.54%
Risk free rate:	0.04 to 0.14%

At March 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $7,711,199 for the six months ended March 31, 2013.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012
Preferred dividends payable	$417,820	$386,493
Consulting fees	192,000	394,779
Interest	310,871	7,364
Payroll and other	393,212	309,253
Total	$1,313,903	$1,097,889

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

The fair value of the warrant liability of $374,999 as of March 31, 2013 was determined using the Binomial Lattice formula assuming no dividends, a risk-free interest rate of 0.36%, expected volatility of 634.54%, and expected remaining warrant life of 3.25 to 3.49 years.

The Company adjusted the recorded fair values of the warrants to market from September 30, 2012 resulting in a non-cash, non-operating gain of $434,968 for the six months ended March 31, 2013.

NOTE 9 - CAPITAL STOCK

On April 2, 2013 (subsequent to the date of the financial statements), the Company effected a one hundred-to-one (100 to 1) reverse stock split of its issued and outstanding shares of common stock, $0.00001 par value (whereby every one hundred existing shares of the Company’s common stock will be exchanged for one new share of the Company's common stock). All references in the unaudited condensed consolidated financial statements and the notes to unaudited condensed consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse stock split. The Company has restated from 52,796,407 to 527,964 shares of common stock issued and outstanding as of September 30, 2012 to reflect the reverse split. In addition, the Company amended its Certificate of Incorporation to increase authorized shares to 10,910,000,000 consisting of 10,900,000,000 $0.00001 par value common stock and 10,000,000 shares of $0.001 preferred stock.

During the six months ended March 31, 2013, the Company issued an aggregate of 14,622,149 shares of its common stock fair valued at $403,192 for conversion of debt and accrued interest of $144,944.

During the six months ended March 31, 2013, the Company issued an aggregate of 11,895,928 shares of its common stock in exchange for 922.12 shares of Series E preferred stock.

During the six months ended March 31, 2013, the Company issued an aggregate of 320,067 shares of its common stock in exchange for services rendered valued at $22,204.

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

MARCH 31, 2013

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

Included in the Company's unaudited condensed consolidated balance sheets at March 31, 2013 and September 30, 2012 are the following net assets of JCMD:

	March 31, 2013	September 30, 2012
ASSETS (JCMD)
Accounts receivable, prepaid expenses and other current assets	$193,433	$193,433
Total current assets	193,433	193,433
Total assets	193,433	193,433

LIABILITIES:
Current portion of long term debt	$489,755	$489,755
Accounts payable and accrued liabilities	252,941	232,127
Total current liabilities	742,696	712,882
Total deficit	(549,263)	(528,499)
Total liabilities and deficit	$193,433	$193,433

Consolidated results of operations for the three months ended March 31, 2013 and 2012 include the following:

	2012	2011
Revenues	$-	$-
Interest, net	10,407	10,407
Total costs and expenses	10,407	10,407
Total costs and expenses
Operating income (loss) -Real estate	$(10,407)	$(10,407)

Consolidated results of operations for the six months ended March 31, 2013 and 2012 include the following:

	2012	2011
Revenues	$-	$-
Interest, net	20,814	20,815
Total costs and expenses	20,814	20,815
Total costs and expenses
Operating income (loss) -Real estate	$(20,814)	$(20,815)

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

MARCH 31, 2013

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of March 31, 2013:

		Fair Value Measurements at March 31, 2013 using:
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt derivative liabilities	$4,091,929	-	-	$4,091,929
Warrant liabilities	$374,999	-	-	$374,999

The debt derivative  and warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2013:

MARKETING WORLDWIDE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

	Debt Derivative Liability	Warrant Liability
Balance, October 1, 2012	$10,649,266	$809,967
Initial fair value of debt derivatives at note issuances	1,696,319	-
Transfers to (from) liabilities due to conversions	(542,457)
Mark-to market at March 31, 2013:
-Embedded debt derivatives	(3,125,412)	-
-Reset provisions relating to Series E preferred stock	(4,585,787)	-
-Reset provisions related to warrants	-	(434,968)
Balance, March 31, 2013	4,091,929	374,999

Net gain for the period included in earnings relating to the liabilities held at March 31, 2013	$7,711,199	$434,968

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

In settlement of the claims, Company shall initially issue and deliver to SRV, in one or more tranches if necessary, One Hundred and Fifty Thousand (150,000) shares of Common Stock, subject to ownership limitations and two thousand shares (2,000) as settlement fee. Additional shares that may become necessary to issue in satisfaction of the claim purchase amounts, are being valued during an evaluation period and issued at a 20% discount to the market price during such evaluation period. The number of shares issued are subject to ownership limitations of 9.9%.

Subsequent to a hearing before the court on December 10, 2012, the Superior Court of Connecticut granted an order on February 7, 2013 (Docket No: DBDCV126010826S) making the Agreement between SV-R and Marketing Worldwide binding.

NOTE 13 - SUBSEQUENT EVENTS

In April and May 2013, the Company issued an aggregate of 4,200,400 shares of its common stock in settlement of $12,002 of convertible notes and related interest.

In April and May 2013, the Company issued an aggregate of 5,073,398 shares of its common stock in exchange for 146.45 shares of Series E preferred stock.

In April and May 2013, the Company issued an aggregate of $125,000 of convertible notes.

In May 2013, the Company issued an aggregate of 3,114,000 shares of its common stock in exchange for payment on outstanding debt.

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

Colortek, Inc. (“CT”)

CT is a wholly owned Class A Original Equipment painting facility and operates in a 46,000 square foot owned building in Baroda, which is in South Western Michigan. We invested approximately $2 million into this paint facility and expect the majority of our future growth to come from this business. We have restructured the management of this subsidiary, implemented rigid cost down exercises and streamlining of production processes and have successfully gained substantial new business opportunities.. CT is aggressively beginning to diversify to non-automotive paint applications and has secured its first industrial client, (construction and agricultural equipment).While production for this client has not begun yet, it is expected that once production begins, it will help stabilize the Company going forward during 2013 and 2014.

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

Challenges currently facing the Company include limited positive cash flow, managing its growth and controlling costs. Escalating costs of audits, Sarbanes-Oxley compliance, health care and commercial insurance are also challenges for the Company at this time.

The following specific factors could affect our revenues and earnings in a particular quarter or over several quarterly or annual periods:

•           Ability to continue increasing sales opportunities

•           Ability to convert sales opportunities to actual revenue

•           Ability to continue controlling our production, selling,general and administrative costs

•           Ability to obtain funding adequate to satisfy past obligations and grow future opportunities

The requirements for our products are complex, and before programs begin awarded, customers spend a great deal of time reviewing and testing our management structures and production facilities. Our customers' evaluation and purchase cycles do not necessarily match our report periods, and if by the end of any quarter or year we have not sold enough new products, our orders and revenues could fall below our plan for a period of time. Like many companies in the automotive accessory industry, a large proportion of our business is attributable to our largest customers. As a result, if any order, and especially a large order, is delayed beyond the end of a fiscal period, our orders and revenue for that period could be below our plan.

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

Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. There was $nil allowance for doubtful accounts at March 31, 2013 and September 30, 2012.

STOCK BASED COMPENSATION

At times we issue stock in exchange for payment of certain liabilities or payment of services, including employees in the form of compensation or professional service providers in the form of consulting or other fees.  We value the stock issued at the price in which it is trading on the open market.

DERIVATIVE LIABILITIES

The Company’s Series E Preferred Stock, convertible debt and certain warrants have reset provisions to the exercise price if the Company issues equity, or a right to receive equity, at a price less than the exercise prices. The Company utilizes the Binomial Lattice Model formula for determining the estimated fair value. All Series A Preferred stock has been purchased by a new investor and new Series E stock has been issued to this investor, pursuant to the corresponding agreement and as explained in more detail in the derivative description.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2013 TO THE THREE MONTHS ENDED MARCH 31, 2012

REVENUES

Net revenues were $240,181 for the three months ended March 31, 2013. Our revenues increased by $65,623 from the three months ended March 31, 2012. This increase is attributable to the fact that we have begun production on some of the new programs that had been awarded during 2013. We are re-focusing on our core business, have restructured certain divisions of the Company and accordingly have been able to slightly improve production output during this transitional period. The Company is now quoting again on numerous new paint projects and has commenced production with new programs for the 2013 and 2014 periods that are expected to provide continued revenue growth in the quarters and years ahead.

GROSS PROFIT (LOSS)

For the three months ended March 31, 2013, MWW's gross profit was $35,980 (14.98%) compared to gross loss of $132,058 (75.65%) for the three months ended March 31, 2012. MWW sold a greater percentage of its higher margin products in 2013 than in 2012, improving gross profit accordingly.

The primary components of cost of sales are direct labor and cost of parts and materials.  The cost of parts and materials has been consistent from year to year.

OPERATING EXPENSES

Selling, general, and administrative expenses were $351,778 (146.46% of revenues) in 2013 compared to $363,541 (208.26% of revenues) during 2012. The decrease in costs is attributable to reduced staffing and cost controls. Management intends to keep costs low, so increasing product volume and revenue will result in improving profit margins and eventually net profits. Significant components of operating expenses consist of professional fees and salaries.

OTHER INCOME (EXPENSES)

Financing expenses were $811,973 for the three months ended March 31, 2013 compared to $858,102 during same period last year. We incurred non-cash interest expense and amortization of debt discounts relating to our convertible notes of $736,633 for the three months ended March 31, 2013 compared to $789,367 for the three months ended March 31, 2012.

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

For the three months ended March 31, 2013, we recorded a net gain of $2,589,995 in change in fair value of the derivative liability as compared to a gain of $2,225,672 for the same period the previous year.  The changes in the market price of our common stock have affected the fair value of the derivative liability.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2013 TO THE SIX MONTHS ENDED MARCH 31, 2012

REVENUES

Net revenues were $434,155 for the six months ended March 31, 2013. Our revenues increased by $36,008 from the six months ended March 31, 2012. This increase is attributable to the fact that we have begun production with some of the new programs that had been awarded to us during 2013.  We are re-focusing on our core business, have restructured certain divisions of the Company and have been able to slightly increase production output during this transitional period. The Company is now quoting again on numerous new paint projects and has commenced production with new programs for the 2013 and 2014 periods that are expected to provide continued revenue growth.

GROSS PROFIT (LOSS)

For the six months ended March 31, 2013, MWW's gross profit was $9,731 (2.24%) compared to gross loss of $223,742 (56.20%) for the six months ended March 31, 2012. MWW sold a greater percentage of its higher margin products in 2013 than in 2012.

The primary components of cost of sales are direct labor and cost of parts and materials.  The cost of parts and materials has been consistent from year to year.

OPERATING EXPENSES

Selling, general, and administrative expenses were $701,954 (161.68% of revenues) in 2013 compared to $616,567 (154.86% of revenues) during 2012. The increase in costs is attributable to increased staffing in our Colortek division. Management intends to keep costs low, so increasing product volume and revenue will result in improving profit margins and eventually net profits. Significant components of operating expenses consist of professional fees and salaries.

OTHER INCOME (EXPENSES)

Financing expenses were $1,938,917 for the six months ended March 31, 2013 compared to $1,435,766 during same period last year. We incurred non-cash interest expense and amortization of debt discounts relating to our convertible notes of $1,780,323 for the six months ended March 31, 2013 compared to $1,306,973 for the six months ended March 31, 2012.

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

For the six months ended March 31, 2013, we recorded a net gain of $8,146,167 in change in fair value of the derivative liability as compared to a gain of $1,085,021 for the same period the previous year.  The changes in the market price of our common stock have affected the fair value of the derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013 we had working capital deficit of $5,260,220. We reported negative cash flow from operating activities of ($332,163) and positive cash flow from financing activities of $309,283.

The negative cash flow from operating activities consists of $5,514,364 net income, net with, a gain on change in fair value of derivative liability of $8,146,167, with adjustments for $50,452 depreciation and amortization expenses, $537,449 in amortization of debt discounts, $1,242,874 non-cash interest,  $11,000 stock based compensation, common stock issued for services of $22,204, notes payable issued for services of $180,000. Changes in operating assets were a $36,816 increase in accounts receivable, $440 increase in inventory and $292,917 increase in accounts payable and other current liabilities.

Cash flows from financing activities were primarily from issuance of notes payable of $312,000, net with repayments of $2,717.

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

INFLATION

We believe that inflation has not had, and is not expected to have, a material effect on our operations.

CLIMATE CHANGE

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

ITEM 3. – Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2013, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses previously found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

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

In settlement of the claims, Company shall initially issue and deliver to SRV, in one or more tranches if necessary, One Hundred Fifty Thousand (150,000) shares of Common Stock, subject to ownership limitations and two thousand shares (2,000) as settlement fee. Additional shares that may become necessary to issue in satisfaction of the claim purchase amounts, are being valued during an evaluation period and issued at a 20% discount to the market price during such evaluation period. The number of shares issued are subject to ownership limitations of 9.9%.

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

Note payable, issued on February 1, 2012, due November 2, 2012, with interest at 8% per annum, unsecured.

Note payable, issued on February 15, 2012, due February 15, 2013, with interest at 10% per annum, unsecured.

Note payable, issued on February 22, 2012, due November 22, 2012, with interest at 8% per annum, unsecured.

Note payable, issued on April 25, 2012, due January 30, 2013, with interest at 8% per annum, unsecured

Note payable, issued on May 16, 2012, due December 31, 2012, with interest at 6% per annum, unsecured.

Note payable, issued on May 16, 2012, due December 31, 2012, with interest at 6% per annum, unsecured.

Note payable, issued on June 1, 2012, due December 31, 2012, with interest at 6% per annum, unsecured.

Note payable, issued on June 1, 2012, due December 31, 2012, with interest at 6% per annum, unsecured.

Note payable, issued on July 30, 2012, due March 31, 2013, with interest at 8% per annum, unsecured.

Notes payable, issued on September 12, 2012, due March 31, 2013, with interest at 8% per annum, unsecured.

Note payable, issued on September 30, 2012, due December 31, 2012, with interest at 6% per annum, unsecured.

Note payable, issued on October 11, 2012, due March 31, 2013, with interest at nil% per annum, unsecured.

Note payable, issued on October 26, 2012, due March 31, 2013, with interest at nil% per annum, unsecured.

Note payable, issued November 9, 2012, due March 31, 2013, with interest at nil% per annum, unsecured.

Note payable, issued February 27, 2013, due March 4, 2013, with interest at 8% per annum, unsecured.

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
Date: May 16, 2013

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ CHARLES PINKERTON
NAME: CHARLES PINKERTON
TITLE: CHIEF EXECUTIVE OFFICER/CHIEF FINANCIAL OFFICER
Date: May 16, 2013

